Form 10KSB
period 1998-12-31
MINES MANAGEMENT INC
filed 1999-04-14
CIK 66649

DOWNLOAD FORMATTING INSTRUCTIONS FOR CORRECT PAGINATION:
     PAGE SETUP: .5"TOP, .5"BOTTOM, .5"LEFT, .5"RIGHT
     TYPE: COURIER NEW, 10pt


























This space intentionally left blank.

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.20549

                                  FORM 10 - KSB
(Mark  One)
(X)ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For  the  fiscal  year  ended  December  31,  1998
OR
( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT  OF  1934
    For  the  transition  period  from

Commission  File  Number        000-29786

                             MINES MANAGEMENT, INC.
                             ----------------------
             (Exact Name of Registrant as specified in its charter)

               Idaho                                         91-0538859
-----------------------------------               ------------------------------
(State  or  other  jurisdiction  of                   (I.R.S.  Employer
incorporation  or  organization)                      Identification  No.)

905  W.  Riverside  Avenue,  Suite  311
Spokane,  Washington                                               99201
----------------------------------------               -------------------------
(Address  of  principal  Executive  Office)                    (Zip  Code)

Registrant's  telephone  number,  including  area  code:          (509) 838-6050

Securities  Registered pursuant to Section 12 (g) of the Act:

                          COMMON STOCK, PAR  VALUE  $0.01
                               (Title  of  Class)

     Check  whether  the  issuer  (1)  filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90)
days.  Yes    (X)           No  ( )

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (X)

     State  issuer's  revenues  for  its  most recent fiscal year.       $29,070

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. Based upon the average bid price at January 31, 1999 the aggregate market value was $1,753,858.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of December 31, 1998: 4,676,956 shares of Common Stock

                    DOCUMENTS INCORPORATED BY REFERENCE: None
Transitional Small Business Disclosure Format (check one): Yes ( ) No(X) Total Document pages: 33

                                     PART I
                                     ------


ITEM  1.     DESCRIPTION  OF  BUSINESS

General
-------

Mines Management, Inc. (together with its subsidiaries, "MMI" or the "Company"), is engaged in the business of acquiring, exploring, and developing mineral properties, primarily those containing silver and associated base and precious metals. The Company was incorporated under the laws of the State of Idaho on February 20, 1947. The Company has a wholly owned subsidiary, Newhi, Inc. Newhi, Inc. was incorporated under the laws of the State of Washington on November 3, 1987. The Company's executive offices are located at 905 W Riverside, Suite 311, Spokane, WA 99201.

WITH THE EXCEPTION OF HISTORICAL MATTERS, THE MATTERS DISCUSSED IN THIS REPORT ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND INVOLVE RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM PROJECTIONS OR ESTIMATES CONTAINED HEREIN. SUCH FORWARD-LOOKING STATEMENTS INCLUDE STATEMENTS REGARDING PLANNED LEVELS OF EXPLORATION AND OTHER EXPENDITURES, ANTICIPATED MINE LIVES, TIMING OF PRODUCTION AND SCHEDULES FOR DEVELOPMENT. FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY INCLUDE, AMONG OTHERS ,METALS PRICE VOLATILITY. MOST OF THESE FACTORS ARE BEYOND THE COMPANY'S ABILITY TO PREDICT OR CONTROL. THE COMPANY DISCLAIMS ANY OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENT MADE HEREIN. READERS ARE CAUTIONED NOT TO PUT UNDUE RELIANCE ON FORWARD-LOOKING STATEMENTS. ( SEE INVESTMENT CONSIDERATIONS).

All of the Company's properties are currently in the exploration stage except for the Montanore property, which is in the stage of determining feasibility for development. No property is currently in production.

The Company conducts exploration and development on projects containing silver and associated base and precious metal values. The company primarily seeks to obtain royalty and other carried ownership interests in these properties through the subsequent transfer of operating interests to other mining companies. Although the Company may engage in mining operations at some future time, substantially all of the Company's revenue is and can be expected to be derived from royalty interests for the foreseeable future.

The Company's principal mineral property interest is held by its wholly owned subsidiary, Newhi, Inc., and consists of a net profits royalty interest in a portion of the claims making up the Montanore project. The Montanore project is located in northwestern Montana, USA, and is operated by Noranda Minerals. The project has an approved Environmental Impact Statement, has received all of its primary permits, and has been the subject of a variety of pre-feasibility technical analyses. Noranda Minerals has reported a geologic resource of 142 million tons containing 0.76% copper and 2.1 ounces of silver per ton. The Company is also conducting exploration on its Chanarcillo silver property in Chile and its Iroquois and Advance zinc-lead properties in Washington, USA. The Company is also evaluating opportunities in Mexico and the United States.


The Company also has a small royalty income from a working interest royalty, acquired more than 40 years ago, for several producing oil wells located in Kansas, USA.

Document page: 2

Competition
-----------

There is aggressive competition within the minerals industry to discover and acquire properties considered to have commercial potential. The Company competes for the opportunity to participate in promising exploration projects with other entities, many of which have greater resources than the Company. In addition, the Company competes with others in efforts to obtain financing to explore and develop mineral properties.

Employees
---------

During the year ending December 31, 1998, the Company had one full-time employee and one part-time employee located in Spokane, Washington. The Company's employees are not subject to a union labor contract or collective bargaining agreement. The Company executive officers provide management service on a non-salaried basis. On occasion, such officers perform consulting services to the Company at their usual and customary rates.

Regulation
----------

The Company's activities in the United States are subject to various federal, state, and local laws and regulations governing prospecting, development, production, labor standards, occupational health and mine safety, control of toxic substances, and other matters involving environmental protection and taxation. It is possible that future changes in these laws or regulations could have a significant impact on the Company's business, causing those activities to be economically reevaluated at that time.

INVESTMENT  CONSIDERATIONS
--------------------------

THE FOLLOWING INVESTMENT CONSIDERATIONS, TOGETHER WITH OTHER INFORMATION SET FORTH IN THIS FORM 10-KSB, SHOULD BE CAREFULLY CONSIDERED BY CURRENT AND FUTURE INVESTORS IN THE COMPANY'S SECURITIES.

Risks  of  Passive  Ownership
-----------------------------

At present, the Company's principal asset is its interest in the Montanore property. The Company's success is dependent on the extent to which Montanore proves to be successful and on the extent to which the Company is able to acquire or create other royalty or property interests.

The holder of a royalty interest typically has no executive authority regarding development or operation of a mineral property. Therefore, unless the Company is able to secure and enforce certain extraordinary rights, it can be expected that the Company will not be in control of basic decisions regarding development and operation of the properties in which the Company may have an interest.

Thus, the Company's strategy of having others operate properties in which it retains a royalty or other passive interest puts the Company generally at risk to the decisions of others regarding all basic operating matters, including permitting, feasibility analysis, mine design and operation, and processing, plant and equipment matters, among others. While the Company attempts to obtain contractual rights that will permit the Company to protect its position, there can be no assurance that such rights will be sufficient or that the Company's efforts will be successful in achieving timely or favorable results.

Document page: 3

Risks  Inherent  in  the  Mining  Industry
------------------------------------------

Mineral exploration and development is highly speculative and capital intensive. Most exploration efforts are not successful, in that they do not result in the discovery of mineralization of sufficient quantity or quality to be profitably mined. The operations of the Company are also indirectly subject to all of the hazards and risks normally incident to developing and operating mining properties. These risks include insufficient ore reserves, fluctuations in production costs that may make mining of reserves uneconomic; significant environmental and other regulatory restrictions; labor disputes; geological problems; failure of pit walls or dams; force majeure events; and the risk of injury to persons, property or the environment.

Uncertainty  of  Reserves  and  Mineralization  Estimates
---------------------------------------------------------

There are numerous uncertainties inherent in estimating proven and probably reserves and mineralization, including many factors beyond the control of the Company. The estimation of reserves and mineralization is a subjective process and the accuracy of any such estimates is a function of the quality of available data and of engineering and geological interpretation and judgment. Results of drilling, metallurgical testing and production and the evaluation of mine plans subsequent to the date of any estimate may justify revision of such estimates. No assurances can be given that the volume and grade of reserves recovered and rates of production will not be less than anticipated. Assumptions about prices are subject to greater uncertainty and metals prices have fluctuated widely in the past. Declines in the market price of base or precious metals also may render reserves or mineralization containing relatively lower grades of ore uneconomic to exploit. Changes in operating and capital costs and other factors including, but not limited to, short-term operating factors such as the need for sequential development of ore bodies and the processing of new or different ore grades, may materially and adversely affect reserves.

Proposed  Federal  Legislation
------------------------------

The U.S. Congress is currently considering a proposed major revision of the General Mining Law, which governs the creation of mining claims and related activities on federal public lands in the United States. Each of the Senate and the House of Representatives has passed a separate bill for mining law revision, and it is possible that a new law could be enacted. The Company expects that when the new law is effective, it will impose a royalty upon production of minerals from federal lands and will contain new requirements for mined land reclamation, and similar environmental control and reclamation measures. It remains unclear to what extent any such new legislation may affect existing mining claims or operations. The effect of any such revision of the General Mining Law on the Company's operations in the United States cannot be determined conclusively until such revision is enacted; however, such legislation could materially increase costs on properties located on federal lands, and such revision could also impair the Company's ability to develop, in the future, any mineral prospects that are located on unpatented mining claims.









Document page: 4

Fluctuations  in  the  Market  Price  of  Minerals
--------------------------------------------------

The profitability of mining operations is directly related to the market price of the metals being mined. The market price of base and precious metals such as copper and silver fluctuate widely and is affected by numerous factors beyond the control of any mining company. These factors include expectations with respect to the rate of inflation, the exchange rates of the dollar and other currencies, interest rates, global or regional political, economic or banking crises, and a number of other factors. If the market price of silver or copper should drop dramatically, the value of the Company's royalty interest and exploration properties could also drop dramatically, and the Company might not be able to recover its investment in those interests or properties. The selection of a property for exploration or development, the determination to construct a mine and place it into production, and the dedication of funds necessary to achieve such purposes are decisions that must be made long before the first revenues from production will be received. Price fluctuations between the time that such decisions are made and the commence of production can drastically affect the economics of a mine.

The volatility in metals prices is illustrated by the following table, which sets forth, for the periods indicated, the yearly high and low prices in U.S. dollars per ounce for silver and the high and low yearly average prices for copper in U.S. dollars per pound.

     Year             Silver  Price  Per  Ounce       Copper  Price  Per Pound
     ----             -------------------------       ------------------------
                         High            Low             High          Low
                      -----------   -----------       -----------  -----------
     1996             $     5.79    $     4.67        $     1.17   $     0.91
     1997             $     6.39    $     4.18        $     1.14   $     0.87
     1998             $     7.09    $     4.80        $     0.85   $     0.65



Environmental  Risks
--------------------

Mining is subject to potential risks and liabilities associated with pollution of the environment and the disposal of waste products occurring as a result of mineral exploration and production. Insurance against environmental risk (including potential liability for pollution or other hazards as a result of the disposal of waste products occurring from exploration and production) is not generally available to the Company (or to other companies in the minerals industry) at a reasonable price. To the extent that the Company becomes subject to environmental liabilities, the satisfaction of any such liabilities would reduce funds otherwise available to the Company and could have a material adverse effect on the Company. Laws and regulations intended to ensure the protection of the environment are constantly changing, and are generally becoming more restrictive.






Document page: 5

Title  to  Properties
---------------------

The validity of unpatented mining claims, which constitute a significant portion of the Company's property holdings in the United States, is often uncertain, and such validity is always subject to contest. Unpatented mining claims are unique property interests and are generally considered subject to greater title risk than patented mining claims, or real property interests that are owned in fee simple. The Company has not yet filed a patent application for any of its properties that are located on federal public lands in the United States and, under proposed legislation to change the General Mining Law, patents may be hard to obtain. Although the Company has attempted to acquire satisfactory title to its undeveloped properties, the Company does not generally obtain title opinions until financing is sought to develop a property, with the attendant risk that title to some properties, particularly title to undeveloped properties, may be defective.

Foreign  Operations
-------------------

The Company's foreign activities are subject to the risk normally associated with conducting business in foreign countries, including exchange controls and currency fluctuations, limitations on repatriation of earnings, foreign taxation, laws or policies of particular countries, labor practices and disputes, and uncertain political and economic environments, as well as risks of war and civil disturbances, or other risk that could cause exploration or development difficulties or stoppages, restrict the movement of funds or result in the deprivation or loss of contract rights or the taking of property by nationalization or expropriation without fair compensation. Foreign operations could also be adversely impacted by laws and policies of the United States affecting foreign trade, investment and taxation. The Company currently has exploration projects located in Chile.

ITEM  2.     DESCRIPTION  OF  PROPERTIES

The significant properties in which the Company has an interest are described below. Reference is made to footnotes in the financial statements for more information on the properties. The Company has relied on public disclosure made by its lessee Noranda Minerals, relative to its assessment of the Montanore deposit.

Montanore  Property
-------------------

The Montanore property consists of 16 mining claims covering approximately 300 acres and a 4 acre patented mill site located in Sanders County, northwestern Montana. The mining claims are owned outright by the Company and are held subject to a $100 per claim annual payment to the Federal government. Eleven of the claims are leased to Noranda Minerals Corp, who is responsible for annual claim upkeep. The claims can be reached from Noxon, the nearest town, by taking State Highway 200 about 2 miles to the east and thence north about 5 miles on a secondary graveled road to the junction of the west and east forks of Rock
Creek. From this point it is about a 4 mile hike up a Jeep trail behind a locked U.S. Forest Service gate to the claims. More than half the claims are located within the Cabinet Wilderness Area.





Document page: 6

Eleven of the Company's claims cover a portion of the Montanore silver/copper deposit. The deposit occurs within rocks of the Belt Super Group, Precambrian metasediments that crop out over much of western Montana, northern Idaho, and parts of adjacent British Columbia. The Montanore is one of 3 similar deposits to have been found within Revett Formation quartzite of the Belt Supergroup. These include the Troy deposit which was mined between 1981 and 1992, and the Rock Creek deposit currently under environmental assessment.

Mineralization within the Revett Formation is disseminated, and confined to specific quartzite strata. The deposits are characterized by great lateral extent, relatively uniform grades, and thicknesses that range up to 100 feet. Often the deposits are bounded by a paleo growth fault, considered to have been active during rock sedimentation and mineral deposition. Mineralization consists in varying parts of bornite, primary chalcocite, and chalcopyrite.


The Montanore deposit has been defined as being at least 12,000 feet long and varies between 500 and 5000 feet in width. The long axis of the deposit trends in a northwesterly direction parallel with a regional fault that bounds the mineralization of the southwest. The deposit dips approximately 12 degrees to the northwest, parallel with its long axis. Mineralization occurs within two mineralized beds over much of the deposit's length, but seems to coalesce up dip. Overall the upper zone averages 29.9 feet in thickness and the lower zone
34.8 feet. Unmineralized strata between beds varies between 20 and 200 feet thick. On the basis of 27 surface drill holes Noranda has reported a deposit containing and estimated 142 million tons and averaging 0.78% copper and 2.1 ounces of silver to the ton.

The Company's claims are located along the fault which bounds the southwestern margin of the deposit, and were staked to cover minor silver occurrences within the fault or in sympathetic parallel fractures. The claims represent mineral rights to a strip of land several hundred feet wide and about 11,500 feet long that cover the projected position of the deposit adjoining the fault. A total of 7 widely spaced surface drill holes have intersected the deposit beneath the Company's claims or in close proximity to them.

In 1988, Newhi, Inc., a Washington corporation and wholly-owned subsidiary of Mines Management, Inc. acquired the assets of Heidelberg Silver Mining Co., Inc. through a corporate merger. The assets acquired by the Company consisted primarily of 34 unpatented mining claims and a 4 acre patented mill site. In 1993 the Company determined that 18 of the mining claims were immaterial to the maintenance of its interest in the Montanore project and these claims were dropped. Of the remaining 16 claims owned by the Company, 11 claims are leased to Noranda Minerals Corp. who is responsible for their yearly upkeep. Under terms of the lease agreement, the Company is paid annual advance minimum royalty payments of $25,000. In addition, the Company will be paid a production royalty of 5% of the net profits until capital investment recovery and 20% thereafter on all material taken from the claims. A significant portion of the Company's claims are situated within the Cabinet Wilderness Area and may be subject to dissolution for lack of adequate discovery. However, Noranda's mineral rights are also based upon other claims with approved discoveries, and the agreement between Noranda and the Company is specifically not affected by the status of the Company's claims.







Document page: 7

In 1983, U.S. Borax and Chemical Corporation discovered a major silver/copper deposit, later to be named the Montanore deposit, which extended in part beneath what is now the Company's property. In 1984 a lease agreement, relative to 11 claims, was entered into between U.S. Borax and the Company's predecessor, Heidelberg. Subsequently U.S. Borax conducted more than 70,000 feet of core drilling from the surface which outlined the bedded silver/copper mineralization.

In 1988, U.S. Borax and partners sold their interest in the project to a Joint Venture made up of Noranda Minerals Corp. and Montana Reserves Co. Noranda became the project operator, and the project name was changed to Montanore. In 1993 the Joint Venture was dissolved with Noranda retaining rights to the project.

In late 1989, Noranda began a major tunneling program from a point east of the Cabinet Wilderness Area. The purpose of the program was to more accurately define and develop a portion of the deposit containing approximately 30 million tons. The proposed work was to include a 3-mile long decline and approximately 2,000 feet of lateral development in the vicinity of the deposit. Several lateral headings were planned to intersect the portion of the deposit owned by the Company. Close spaced drilling was planned from these workings and bulk metallurgical samples were to be taken during this phase. In December, 1991 tunneling was stopped at approximately 14,000 feet, or about 2,000 feet short of the deposit, pending the completion of the project's Environmental Impact Statement (EIS). Also during the year Noranda completed the process to acquire patents to several of its key claims. However, the Secretary of Interior has continued to refuse to approve any US patent applications made under the terms of the Mining Law of 1872.

During 1993 the project Environmental Impact Statement (EIS) was approved and all of the important permits for the mine were granted. As part of the EIS process, this approval was subject to appeal, and several appeals were made. In 1994, after due consideration, the US Forest Service denied all appeals.

In 1991 an environmental group had brought suit against Noranda and the US Forest Service concerning the validation of certain mining claims covering the Montanore deposit. In 1993 the US Secretary of Agriculture found that Noranda's key mining claims were valid, and in 1997 the Federal District Court hearing the case also ruled that Noranda's claims were valid. The court decision was appealed and in March, 1999 the U.S. Court of Appeals for the Ninth Circuit upheld the U.S. District Court decision.

Chanarcillo  Property
----------------------

The Chanarcillo property consists of 14 exploration concessions that cover an area of about 38 sq. km. (9,500 acres) within the Chanarcillo mining district. The district is located in northern Chile's Third Region about 55 km south of the mining center of Copiapo and about 350 km north of Santiago. The property is reached by secondary roads from the Pan American Highway which passes about 10 km to the west. The Chanarcillo district is situated in the western foothills of the Andes Mountains, with elevations that range between 900 and 1200 m above sea level. The Company's concessions contain a number of small overlapped concessions representing preexisting mineral rights which partially cover some of the old mines of the district. A total of about 34 sq. km (8,500 acres) of the Company's concessions are unobstructed, with clear exploration rights.




Document page: 8

The Company has an option to purchase the concessions from their owner, Minera Calcia Ltda. of Santiago, Chile, on the basis of the amount expended on the project. The Company has a work commitment of $50,000 in year 1, and $100,000 in year 2 of the agreement. After the Company has expended a total of $200,000 on the project it has the right to acquire title to the concessions, subject to:

- A 2% Net Smelter Return Royalty one-half of which may be purchased during the first 4 years of commercial production.

- An annual fee of $25,000 to be paid prior to the start of commercial production.

- An annual payment equal to 5% of the preproduction exploration expenses of the project that are incurred in Chile, the total of which is capped at $2 million.

The Chanarcillo district, was Chile's foremost silver producing area during the 19th century, when it reportedly produced an estimated 100 million ounces of silver between 1832 and 1885. Only minor work occurred after that time until the 1980's when the area became the focus of exploration for large, low-grade copper deposits similar to the La Candelaria deposit located about 22 miles to the north. At various times to the present, several major mining companies have drilled specific copper targets in the district, but no work has involved exploration for silver.

The Chanarcillo district lies within northern Chile's coastal belt of Cretaceous age sediments and intercalated volcanics. These rocks are intruded throughout the length of the belt by Cretaceous age plutons which range in composition from quartz monzonite to diorite. The sediments consist primarily of siltstone and carbonates which may contain in varying degree silt or chert. Interbedded in the sediments are a series of thick to thin tuffs, pyroclastics, aggolmerates, and volcanic units. The intruded rocks are thermally metamorphosed for a substantial distance from the intrusive contacts creating extensive skarn zones.

In the Chanarcillo district the host rocks are relatively flat lying, but are gently folded into a northeast-trending double plunging anticline or dome. The district is cut by two prominent sets of high-angle structures, which generally show small displacements. One set trends to the north-northeast, parallel with the fold axis, while the other trends to the northwest. The north-northeast set contains most of the known silver veins, while faults of the northwest trending set commonly contain andesite dikes and only locally some silver mineralization.

Silver values exploited in the 19th century occur mostly in veins but also in mantos and brecciated zones. Exposures in mine workings extended to depths of as much as 400 m. The character of the veins was strongly affected by the type of host rock they cut. There was a definite correlation between increases in vein width and grade and carbonate wall rocks. Ore shoots within the veins are reported to have ranged from 200 to 400 m in length, had vertical dimensions of 30 to 50 m, and varied from 1 to 10 m in width. Hypogene vein minerals included silver sulfides and sulfosalts associated with minor amounts of copper, lead, and zinc minerals. Vein mineralization was greatly affected by supergene processes to depths of as much as 200 m. Mineralization within the supergene zone was altered to native silver, and silver halides and bromides. In addition to the concentration of old silver mines on the property, internal exploration summaries by Western Mining Exploration, S.A., and North, Ltd., report drill intercepts of zinc and copper mineralization in several drill holes on the property. According to these exploration summaries, a bedded, semi-massive sulfide occurrence about 1 m thick and running 7% zinc is reported to cut underground workings in the old silver mines. A number of drill holes in and around the Company's concessions are reported to have cut zinc values ranging from 13% over 1 m to 1% over 120 m.
Document page: 9

All exploitation of silver mineralization at Chanarcillo ceased by the early 1900's, and no systematic mapping and other exploration is known to have taken place since that time. Despite the lack of modern day exploration it is thought that near surface, very high grade silver vein deposits have probably all been discovered. However, several types of targets have not been investigated. These include: deeper hypogene mineralization, vein extensions, and bulk tonnage targets. The Company intends to investigate all three target models in its planned exploration, with emphasis placed upon the examination of bulk tonnage targets.

Initially, a two phase exploration is planned for the Chanarcillo property. This work will be designed to gain a better understanding of the geology and to identify specific targets in the silver area of the property. Phase 1 exploration will consist of preparing detailed maps of the stratigraphy and structure of the silver vein area. The mapping will be followed by a detailed sampling program as well as geophysical surveys in areas of interest. Phase 2 exploration will be focused on drill testing at least two targets that have already been identified by the Company's preliminary sampling.

Advance  and  Iroquois  Properties
----------------------------------

The Company owns the Advance and Iroquois zinc-lead properties located in northeastern Washington state, approximately 6 miles south of the Canadian border. The properties are situated 5 miles apart along a belt of Cambrian carbonate sediments that have acted as host rocks for several former mines. Both properties are easily accessible on secondary graveled roads by two wheel drive vehicles. A large zinc smelter and refinery is located at Trail, British Columbia, Canada, approximately 17 miles distant over excellent roads.

The Company was originally formed in 1947 to explore the Advance and Iroquois properties. Since that time, Mines Management has leased its holdings to major companies including: Rare Metals, Inc. (El Paso Natural Gas) 1959-65, The Bunker Hill Company 1962-65, Cominco American, Inc. 1966-67 and 1974-75, Brinco, Ltd. (RTZ Group) 1977-78, and Equinox Resources Ltd. 1989-91. Total expenditures on the properties to date are estimated to be at least $1,500,000.

The Advance and Iroquois properties are located along the Deep Lake Trend, a northeast striking belt of Cambrian carbonate rocks collectively designated as the Metaline Limestone. Rocks of the Deep Lake Trend have been strongly folded and faulted by numerous high-angle as well as thrust faults. As a result the Metaline Limestone has a complex outcrop pattern, with steeply overturned bedding.

Zones of brecciation are found throughout the Metaline Limestone and are often, but not always, the location of zinc and lead sulfide mineralization. These features are predominantly stratabound and have gradational, often irregular borders. Individual breccia bodies are crudely lensoid in cross section and have third dimensions that attain considerable length. The zones often occur in an en echelon, and sometimes interconnected pattern. A variety of evidence suggests that the breccia bodies are solution collapse features controlled by favorable stratigraphy or lithologic facies.







Document page: 10

Mineralization consists of irregular bands, lenses, and fine disseminations of sphalerite and galena accompanied by varying amounts of pyrite. The mineralization is considered to have been localized by permeable zones within and peripheral to breccia bodies created by solution collapse. The sulfide minerals are found in white dolomite that makes up the breccia matrix and fills other voids, and also as selective replacements of the host carbonate rocks. Individual deposits have irregular gradational borders and are crudely lensoidal to oval in outline. Their elongated third dimension parallels the regional strike of the host rocks, and often plunge at low angles. Cross sectional widths up to 80 feet and heights of as much as 150 feet have been noted in the more prominent zones. Lengths of mineralization vary up to 650 feet. The deposits have a tendency to occur together in an en echelon pattern over a stratigraphic interval of as much as 300 feet. Such groupings of deposits may be more or less interconnected and have composite lengths of as much as 5000 feet. Metal values generally decease outward thus necessitating a border to be established by economic consideration. Although individual sample values within a deposit may be as high as 20% zinc, average values for a deposit will usually range up to 7% zinc and 1% lead depending upon the "assay border" selected.


The Advance property consists of 720 acres of patented mineral rights, located approximately 5 miles east of the town of Northport. The property is reached from Northport, the nearest town, by taking the paved Deep Lake south for 4 miles to the graveled Black Canyon road and thence north for 3 miles. The Metaline Formation is the principal rock unit to crop out on the Advance property. Exploration consisting of soil sampling, drilling, trenching, and tunneling has shown that several zones of low-grade, disseminated zinc mineralization occur on the property. The Advance property is considered to be of an exploratory nature, and is held by the Company on a maintenance basis.

The Iroquois property consists of 62 acres of patented mineral and surface rights, and 18 unpatented mining claims containing about 360 acres. The property is reached from Northport, the nearest town, by taking the paved Deep Lake road south and east for 19 miles to the graveled road marked Iroquois Mine Road, and thence northeast for three miles. The unpatented mining claims are held subject to a $100 per claim annual payment to the Federal government. More than 25,000 feet of drilling and approximately 2,600 feet of tunneling have shown low-grade mineralization to occur in multiple zones, extending for the entire 5,000 foot length of the property. Most of the exploration has been concentrated in one area where a mineralized zone of disseminated zinc with associated lead values has been outlined over approximately 900 feet in length and within 300 feet of the surface. The property is considered to be of an exploratory nature and is held by the company on a maintenance basis.

Oil  Interests
--------------

The Company receives income from a 12.5% working interest in 4 oil wells on the Clark lease in Sumner County, Kansas. Although the lease has now produced for more than 30 years, independent consultants calculated the Company's 1981 share of the remaining reserves available through primary and secondary recovery to be at least 20,000 barrels. Production since 1981 has totaled approximately 8,266 barrels to the Company's account.

ITEM  3.     LEGAL  PROCEEDINGS

None



Document page: 11

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

During the fourth quarter of the fiscal year covered by this report, the Annual Meeting of the shareholders of the Company was held on November 10, 1998. The purpose of the meeting was the election of directors, the approval of amended and restated Articles of Incorporation, and the approval of stock option and incentive stock option plans.

The following table sets forth information regarding the election of the board of directors:

Directors          Votes For     Votes Against     Abstentions     Broker Non-vote
------------       -----------  -----------------  --------------  ---------------

Willaim R. Green.  2,965,806               0          2,146             42,556


Jack W. Gustavel.  2,965,806               0          2,146             42,556


J. Phillip Piffer  2,965,806               0          2,146             42,556

Roy G. Franklin    2,965,806               0          2,146             42,556



At the Annual Shareholders Meeting, shareholders were asked to and vote upon the adoption of Amended and Restated Articles of Incorporation which would, among other things, increase the number of common shares authorized to 100,000,000, to authorize the creation of up to 10,000,000 preferred shares, to eliminate directors' personal liability, and provide for indemnification for officers, directors, and certain other persons. The following table sets forth information regarding the shareholders' vote for the Amended and Restated Articles of Incorporation:

        Votes For     Votes Against     Abstentions     Broker Non-Votes
        ---------     -------------     -----------     ----------------
        2,136,851         32,820           61,404           774,654

At the Annual Shareholders Meeting, shareholders were asked to approve and confirm the Board of Directors' adoption of the Company's Stock Option Plan and Incentive Stock Option Plan effective May 18, 1998. The following table sets forth information regarding the shareholders vote on the Company's Stock Options
Plans:

        Votes For     Votes Against     Abstentions     Broker Non-Votes
        ---------     -------------     -----------     ----------------
        2,053,587          125,292         52,196           774,654



Document page: 12

                                     PART II
                                     -------

ITEM  5.     MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS

The Common Stock of the Company is traded in the over the counter market on the NASD Bulletin Board under the symbol "MNMM". The following table shows the high and low closing sales prices for the Common Stock for each quarter since January 1, 1997. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.


Fiscal  Year                              High  Closing          Low  Closing
------------                              -------------          ------------
1997:
First Quarter.                                .19                    .09
Second Quarter                                .25                    .13
Third Quarter.                                .20                    .16
Fourth Quarter                                .22                    .16

1998:
First Quarter.                                .44                    .25
Second Quarter                                .50                    .31
Third Quarter.                                .56                    .25
Fourth Quarter                                .43                    .25

1999:
First Quarter.                                .406                   .281


Holders.
--------

As of December 31, 1998 there were 1,127 shareholders of record of the Company's common stock.

Dividends.
----------

The Company has never paid any dividends and does not anticipate the payment of dividends in the foreseeable future.

Recent  Sales  Of  Unregistered  Securities.
--------------------------------------------

In January and February 1999 the Registrant sold a total of 245,000 shares of its common stock at a price of $.25 per share for an aggregate of $ 61,250. A commission of $6,000 was paid to selected dealers who were also granted 24,000 warrants. Each warrant is exercisable for a period of one year to acquire one share of common stock at a price of $0.30 per share. The shares were offered and sold pursuant to an exemption from registration under the Securities Act of 1933, as amended pursuant to Rule 504 of Regulation D.




Document page: 13

ITEM  6      MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION
             ----------------------------------------------------------------

Management's Discussion and Analysis of Financial Condition and Results of Operations For the Year Ended December 31, 1998, Compared to the Year Ended December 31, 1997.

For the year ended December 31, 1998 the Company had a net loss of $161,966 or $0.035 per share, as compared to a net loss of $54,953, or $0.001 per share for the year ended December 31, 1997. The increased net loss for Fiscal Year 1998 is attributable to a higher level of property acquisition, exploration, and financing costs.

During Fiscal Year 1998 the Company had revenues from oil sales of $4070 as compared to revenues of $6242 for the year ended December 31, 1997. Although operating costs were nearly identical, in Fiscal Year 1998 312.5 barrels were produced and sold at an average price of $13.02 per barrel, compared with
315.5 barrels sold at an average price of $19.78 per barrel for the year ended December 31, 1997.

The Company's plan of operation for the next twelve months will consist of exploration work on its Chanarcillo silver property in northern Chile. Under the terms of its option agreement the Company is required to expend a minimum of $50,000 on the property prior to June, 1999. This exploration work will consist of detailed mapping of the stratigraphy and structure of the silver vein area, review of drill data from drilling in other parts of the property and a detailed sampling program and geophysical surveys. The Company does not intend to hire a significant number of employees to carry out its exploration activities. It is anticipated that all exploration work on the property will be carried out through the services of consultants. The Company currently has sufficient resources to meet its work obligations on the property and satisfy its cash requirements for the next twelve months.

Although the Company intends to aggressively seek to acquire silver exploration properties of merit, at the present time the Company has no specific plans, arrangements agreements or undertakings to acquire any additional silver exploration properties.

Year  2000  Issues
------------------

Throughout the information technology industry, the use of two-digit fields was common practice in the design of hardware, systems software proprietary applications and system interfaces. The Year 20000 problem is pervasive and complex. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail.
The Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software failures and has assessed Year 2000 risks. This assessment has included the identification of necessary changes to computer hardware and software applications that will attempt to ensure availability and integrity of the Company's information systems and the reliability of its financial and operational systems.






Document page: 14

The Company has reviewed its financial, information and operational systems in order to identify those products, services or systems that are not Year 2000 compliant. As a result of this review, the Company has determined that only nominal modification or replacement of certain information systems may be required to ensure that the Company will by Year 2000 compliant. These modifications and replacements are being, and will continue to be, made in conjunction with the Company's overall systems upgrading. The total cost of these Year 2000 compliance activities is not anticipated to be material to the Company's financial position or its results of operations.

Based on available information, the Company does not believe any material exposure to significant business interruption exists as a result of Year 2000 compliance issues. These costs and the timing in which the Company plans to complete its Year 2000 modifications are based on management's best estimates. However, there can be no assurance that the Company will timely identify and remediate all significant Year 2000 problems, that remedial efforts will involve significant time and expense, or that such problems will not have a material adverse effect on the Company's business, results of operations or financial position.

The Company also faces risk to the extent that its vendors, service providers and others with whom the Company transacts business may not comply with Year 2000 requirements. The Company will initiate formal communications with significant vendors and service providers to determine the extent to which the Company is vulnerable to these third parties' failure to remediate their own Year 2000 issues. In the even any such third parties are not year 2000 compliant, the Company's results of operations could be materially adversely affected.

ITEM  7.     FINANCIAL  STATEMENTS

Financial Statements of the Company for the fiscal years ended December 31, 1998 and 1997, which have been audited by Williams and Webster, P.S., are included here.

MINES MANAGEMENT, INC.
Spokane, Washington

FINANCIAL STATEMENTS
For the years ended
December 31, 1998 and 1997

TABLE OF CONTENTS

NDEPENDENT AUDITOR'S REPORT                                                    1


FINANCIAL STATEMENTS

     Consolidated Balance Sheets                                               2
     Consolidated Statements of Operations and Comprehensive Income            4
     Consolidated Statement of Changes in Stockholders' Equity                 5
     Consolidated Statements of Cash Flows                                     6

NOTES TO FINANCIAL STATEMENTS                                                  7





Document page: 15

                          INDEPENDENT AUDITOR'S REPORT


Board  of  Directors
Mines  Management,  Inc.
Spokane,  Washington

We have audited the consolidated balance sheets of Mines Management, Inc. (an Idaho corporation) as of December 31, 1998 and 1997, and the related consolidated statements of operations and comprehensive income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mines Management, Inc. as of December 31, 1998 and 1997 and the results of its operations and cash flows for the years then ended, in conformity with generally accepted accounting principles.




Williams  &  Webster,  P.S.
Certified  Public  Accountants
Spokane,  Washington
March  5,  1999
















Document page: 16

MINES MANAGEMENT, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1998 AND 1997

                                                 1998              1997
                                           _______________   _______________
ASSETS

Current Assets
   Cash                                    $       45,734    $       48,796
   Accounts receivable                                500               558
   Prepaid expenses                                19,217             2,300
                                           _______________   _______________

       Total Current Assets                        65,451            51,654
                                           _______________   _______________

Mineral Properties                                 360,180          360,180


Property and Equipment
   Mine buildings                                   11,031            11,031
   Equipment                                        44,098            43,777
   Office equipment                                 10,196             7,686
                                           _______________   _______________

       Total Property and Equipment                 65,325            62,494

Less accumulated depreciation                      (60,236)          (58,829)
                                           _______________   _______________

       Net Property and Equipment                    5,089             3,665
                                           _______________   _______________

Investments
  Available for sale securities
   Bitterroot Resources, Ltd.                        1,765            10,800
                                           _______________   _______________

       Total Investments                             1,765            10,800

       TOTAL ASSETS                        $       432,485    $      426,299
                                           ===============   ===============













The accompanying notes are an integral part of these financial statements.

                                        2
Document page: 17

MINES MANAGEMENT, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1998 AND 1997

                                                 1998              1997
                                           _______________   _______________
LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES

Current Liabilities
   Accounts payable                        $        4,919    $        2,205
   Payroll payable                                  1,300               -
   State income taxes payable                         121               109
   Payroll taxes payable                              175               699
                                           _______________   _______________

        Total Current Liabilities                   6,515             3,013
                                           _______________   _______________

Commitments and Contingencies                         -                  -
                                           _______________   _______________

Stockholders' Equity

   Common stock, $.01 par value:
      100,000,000 shares authorized,
      4,676,956 and 3,873,706 shares
      issued and outstanding
      respectively                                 46,770            38,737

Preferred stock, no par value:
      10,000,000 shares authorized,
      no shares issued and outstanding                -                 -
Additional paid-in capital                      1,296,315         1,139,698
Retained earnings (deficit)                      (918,880)         (765,949)
Net unrealized gains on marketable
   securities                                       1,765            10,800
                                           _______________   _______________

      Total Stockholders' Equity                  425,970           423,286
                                           _______________   _______________

      TOTAL LIABILITIES AND
            STOCKHOLDERS' EQUITY           $      432,485    $      423,299
                                           ===============   ===============









The accompanying notes are an integral part of these financial statements.

                                        3
Document page: 18

MINES MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF
OPERATIONS AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                 1998              1997
                                           _______________   _______________
REVENUES
   Royalties                               $       25,000    $       25,000
   Oil and gas                                      4,070             6,242
                                           _______________   _______________
       Total Revenues                              29,070            31,242
                                           _______________   _______________
EXPENSES
Operating Expenses
   Depreciation                                     1,407               625
   Legal and accounting                            17,017             3,500
   Miscellaneous                                   15,104             3,904
   Oil and gas operating expense                    2,686             2,653
   Professional fees                               28,459               -
   Rent and office expense                         14,817             7,680
   Salaries - officer and staff                    15,600            15,600
   Taxes and licenses                               1,533             1,710
   Telephone                                        3,824             1,570
   Travel expense                                   4,463               -
   Exploration expense                             58,423               -
   Commissions                                      3,650               -
   Fees - filing, licenses                          2,576               -
   Assays                                             714               -
   Directors' fees                                 15,000               -
                                           _______________   _______________
       Total Operating Expenses                   185,273            37,242
Operating income (loss)                          (156,203)           (6,000)
                                           _______________   _______________
Other income
   Interest                                         3,272             1,956
                                           _______________   _______________
       Total Other Income                           3,272             1,956
                                           _______________   _______________
Net Income (Loss) Before Taxes                   (152,931)           (4,044)
   Provision for Income Taxes                         -                 109
                                           _______________   _______________
Net Income (Loss)                                (152,931)           (4,153)
Other Comprehensive Income (Loss), net
   of tax
   Unrealized Loss on Securities
     available for sale                            (9,035)           (50,800)
                                           _______________   _______________

Comprehensive Income (Loss)                $     (161,966)   $       (54,953)
                                           ===============   ===============
Net Income (Loss) Per Share                        (0.035)           (0.001)
                                           ===============   ===============
Weighted Average Common Shares Outstanding      4,402,385         3,859,086
                                           ===============   ===============

The accompanying notes are an integral part of these financial statements.

                                        4
Document page: 19

MINES MANAGEMENT, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996
*begin 8 pt type*

                                                                                       Net
                                                                                       Unrealized
                                                            Additional    Retained     Gains on
                       Common Stock      Preferred Stock     Paid-in      Earnings     Marketable
                     Shares     Amount   Shares   Amount     Capital     (Deficit)     Securities    Total
                   _________  _________  _______  _________  ___________  ___________  __________  _________
Balance, December
  31, 1996         3,844,465  $  38,445      -          -    $1,139,990   $ (761,796)  $  61,600   $ 478,239
Common stock
  issued upon
  conversion of
  shares of
  Heidelberg
  Silver Mining
  Company, Inc
  Stock               29,241        292       -          -        (292)           -           -          -
Adjustment to
  net unrealized
  gain on
  marketable
  securities              -         -         -         -        -              -        (50,800)   (50,800)
Net Income (Loss)         -         -         -         -        -           (4,153)        -        (4,153)
                   _________  _________  _______  _________  ___________  ___________  __________  _________

Balance, December
  31, 1997         3,873,706  $ 38,737       -         -     $ 1,139,698  $ (765,949)  $  10,800   $ 423,286
Common stock
  Issued for
  Services at
  Deemed value
  Of $.20 to $.28
  Per share          163,250     1,633       -          -         35,017         -          -        36,650
Stock sold
  During the
  Period for $.20
  Per share          640,000     6,400       -          -        121,600         -          -       128,000
Adjustment to
  net unrealized
  gain on
  marketable
  securities              -         -        -          -            -           -        (9,035)    (9,035)
Net Income (Loss)         -         -        -          -            -      (152,931)        -     (152,931)
                   _________  _________  _______  _________  ___________  ___________  __________  _________

Balance,
December 31, 1998  4,676,956  $ 46,770       -          -    $1,296,315   $  (918,880) $    1,765  $ 425,970
                   =========  =========  =======  =========  ===========  ===========  ==========  =========

*end 8 pt type*










The accompanying notes are an integral part of these financial statements.

Document page: 20

MINES MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 21, 1998 AND 1997

                                                 1998              1997
                                           _______________   _______________
CASH FLOWS FROM OPERATING ACTIVITIES
   Net (loss)                              $     (152,931)   $      (4,153)
   Adjustments to reconcile net
      (loss) to net cash (used)
      by operating activities:
        Depreciation                                1,407              625
        Common stock issued for services              -                -
   Changes in assets and liabilities:
        Accounts receivable                            58               94
        Prepaid expenses                          (16,917)             -
        Taxes payable                                (512)               96
        Accounts payable                            4,014               (93)
                                           _______________   _______________
        Net cash provided (used) by
          operating activities                   (164,881)           (3,431)
                                           _______________   _______________

CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisition of fixed assets                     (2,831)             (179)
                                           _______________   _______________
        Net cash provided by investing
          Activities                               (2,831)             (179)
                                           _______________   _______________

CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of common stock for cash              128,000               -
                                           _______________   _______________
         Net cash provided by financing
          Activities                              128,000               -
                                           _______________   _______________
         Net (decrease) in cash                   (39,712)           (3,610)
Cash and cash equivalents at
  beginning of year                                48,796            52,406
                                           _______________   _______________

Cash and cash equivalents at end of year   $        9,084    $       48,796
                                           ===============   ===============

Non-Cash operating activities
   Common stock issued for services        $       36,650    $          -
                                           ===============   ===============

Supplemental Disclosures:

   Interest paid                           $          -      $          -
                                           ===============   ===============

   Income taxes paid                       $          -      $          113
                                           ===============   ===============

The accompanying notes are an integral part of these financial statements.

                                        6
Document page: 21

MINES  MANAGEMENT,  INC.
NOTES  TO  FINANCIAL  STATEMENTS
DECEMBER  31,  1998

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Business  Activity
------------------
Mines Management, Inc. (hereinafter the "Company") is a publicly held Idaho corporation incorporated in 1947. The Company acquires, explores, develops and operates mineral and oil properties principally in North America. Currently the Company is beginning exploration activities in South America.

Principles  of  Consolidation
-----------------------------
The accompanying consolidated financial statements include the accounts of Mines Management, Inc. and its wholly owned subsidiary, Newhi, Inc. Intercompany items and transactions have been eliminated.

Newhi, Inc. was formed by the Company for the purpose of merger with Heidelberg Silver Mining Company, Inc. In the merger, completed on April 15, 1988, Heidelberg Silver Mining Company, Inc. was merged into Newhi, Inc. To effect the merger, the Company issued 367,844 shares of its previously unissued common stock. Also in connection with this merger, the Company issued 11,117 shares of common stock and paid $4,446 as a finders' fee. As of December 31, 1998, a portion of the shares to be distributed to the Heidelberg Silver Mining Company, Inc. shareholders have yet to be issued. Even though a number of shareholders have elected not to return their shares upon the merger, the Company is holding approximately 60,000 shares to be delivered at their request.

Concentration  of  Risk
-----------------------
The Company receives a majority of its income from a single royalty source. It is the belief of management that this source of income will continue in the foreseeable future due to the large investment of capital by the lessor in this project, however royalties are unearned by the Company until received.

The Company maintains its cash accounts primarily in one commercial bank in Washington and in a securities firm also located in Washington. The accounts at the commercial bank are guaranteed by the Federal Deposit Insurance Corporation
(FDIC) up to $100,000. At December 31, 1998, the Company's cash balance in the commercial bank did not exceed the insured amount. The accounts at the securities firm consists of an insured government money market account and an uninsured securities money market account.

Mineral  Properties  and  Deferred  Mining  Exploration  and  Development  Costs
--------------------------------------------------------------------------------
Costs of acquiring, exploring and developing mineral properties are capitalized by project area. Costs to maintain the mineral rights and leases are expensed as incurred. When a property reaches the production stage, the related capitalized costs will be amortized, using the units of production method on the basis of periodic estimates of ore or oil reserves. Mineral properties are periodically assessed for impairment of value and any losses are charged to operations at the time of impairment.

Should a property be abandoned, its capitalized costs are charged to operations.




                                           7
Document page: 22

MINES  MANAGEMENT,  INC.
NOTES  TO  FINANCIAL  STATEMENTS
DECEMBER  31,  1998

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES (continued)

Related  Accounting  Standards
------------------------------

In March 1995, the Financial Accounting Standards Board issued a statement titled "Accounting for Impairment of Long-Lived Assets." This standard is effective for years beginning after December 15, 1995. In complying with this standard, the Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company does not believe that any adjustment is needed to the carrying value of its assets at December 31, 1998.

Property  and  Equipment
------------------------
Property and equipment are stated at cost. Buildings were depreciated on the straight-line basis and were fully depreciated at December 31, 1998. Machinery and furniture are generally being depreciated using accelerated methods over lives ranging from five to ten years.

Income  (Loss)  Per  Common  Share
----------------------------------
Income or loss per common share is computed by dividing the net income or loss by the weighted average number of shares outstanding during the year (4,402,385 at December 31, 1998 and 3,859,086 at December 31, 1997).

Net  Operating  Loss
--------------------
At December 31, 1998, the Company's net operating loss carryforward increased to approximately $980,000. These net operating loss carry-forwards may be offset against future taxable income through 2013. A portion of the net operating loss carryforward expires each year. No tax benefit has been reported in the financial statements, as the Company believes there is a 50% or greater chance the net operating loss carryforwards will expire unused. Accordingly, the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

Cash  Equivalents
-----------------
For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Estimates
---------
The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from estimates.




                                           8
Document page: 23

MINES  MANAGEMENT,  INC.
NOTES  TO  FINANCIAL  STATEMENTS
DECEMBER  31,  1998

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES (Continued)

Comprehensive  Income
---------------------
For  the  year  ended  December  31,  1998  the  Company  adopted  the reporting requirements of the Statement of Financial Accounting Standards No. 130 requiring the disclosure of comprehensive income. The Company has reclassified the information presented on unrealized gains and losses from securities available for sale as other comprehensive income or losses, as required.

NOTE  2  -  STOCKHOLDERS'  EQUITY

COMMON  STOCK
-------------

Transactions  During  the  Year
-------------------------------

During the year ended December 31, 1998, the Company issued 75,000 shares of common stock to directors for services rendered. These shares were valued at $0.20 per share, which was the fair market value on the date of issuance.

During the year ended December 31, 1998, the Company issued 88,250 shares of common stock to outside parties for services rendered. These shares were valued at prices ranging from $0.20 to $0.28 per share, which was the fair market value on the date of issuance.

During the year ended December 31, 1998, the Company sold 640,000 shares of common stock for $128,000 in cash.

Subsequent  Events
------------------

In January of 1999, the Company sold 245,000 shares of common stock for $61,250 in cash.

PREFFERED  STOCK
----------------

During the year ended December 31, 1998 the Company authorized 10,000,000 shares of no par value preferred stock. As of the year ended December 31, 1998 the Company had not issued any of the authorized preferred stock.

NOTE  3  -  MINERAL  PROPERTIES

Mineral properties are comprised of acquisition, exploration and development costs related to the Advance and Iroquois properties in the Northport region of northeastern Washington State and the Montanore property in northwestern Montana, as shown below:







                                           9
Document page: 24

MINES  MANAGEMENT,  INC.
NOTES  TO  FINANCIAL  STATEMENTS
DECEMBER  31,  1998

NOTE  3  -  MINERAL PROPERTIES (Continued>

                                   December 31, 1998        December 31, 1997
     Advance                       $       2,139            $        2,139
     Montanore                           134,207                   134,207
     Iroquois                            223,834                   223,834
                                  -----------------         ------------------
                                   $     360,180            $      360,180
                                  =================         ==================

The Advance property consists of 720 acres of patented mineral rights. Although the Company does not own the overlying surface rights to its patented mineral rights it does have rights of access to explore and mine.

The Montanore property (formerly the Noxon property) located in northwestern Montana includes 16 mining claims covering 320 acres and a 5-acre patented mill site.

The Iroquois property consists of 64 acres of patented mineral and surface rights, and 18 unpatented mining claims containing 360 acres.

On June 29, 1998, the Company signed an agreement, effective June 1, 1998, to explore and develop certain lands located in the country of Chile along with an option to purchase the property.

The agreement called for an initial deposit of $25,000 as a holding fee and annual holding fees in the amount of $25,000 until such time as the property is placed in commercial production. The initial $25,000 holding fee has been placed in prepaid expenses to be written off ratably over the one-year period to which it pertains. The agreement also calls for certain qualified expenditures as work requirements.

NOTE  4  -  MARKETABLE  SECURITIES

At December 31, 1998 and December 31, 1997, the Company owned 45,000 free trading shares of Bitterroot Resources, Ltd. (BTT), a public Canadian corporation traded on the Vancouver Stock Exchange. The investment was accounted for on the equity method prior to 1996, and previous losses reported by BTT have caused this asset to be carried at a value of zero. In 1996 the Company adopted FAS 115 and determined the aforementioned shares were held as "available for sale." This investment is being recorded at fair market value with a corresponding adjustment to stockholders' equity. The 45,000 free trading shares at December 31, 1998 and December 31, 1997 have an approximate market value of $1,765 and $10,800 U.S. funds, respectively.








                                          10
Document page: 25

MINES  MANAGEMENT,  INC.
NOTES  TO  FINANCIAL  STATEMENTS
DECEMBER  31,  1998

NOTE  5  -  STOCK  OPTIONS

During the year ended December 31, 1998 the shareholders of the Company approved two stock-based compensation plans: a fixed employee stock-based compensation plan and a performance-based plan. Under the fixed plan, the Company may grant options to purchase up to 460,000 shares of common stock. The option price shall not be less than the fair market value on the date of grant of the shares. Stock options shall be exercisable within ten years from the date of the grant of the option. Options under the fixed plan vest immediately.

At  December  31,  1998  the  following  fixed  plan  options  had been granted:

Optionee          Number of shares granted      Option price      Option period
----------------  ----------------------------  ----------------  -------------
Directors:
Jack Gustavel            75,000                  $0.40 per share   5 years
Phillip Piffer           75,000                  $0.40 per share   5 years
Roy Franklin             75,000                  $0.40 per share   5 years
Officer:
Greg Lipsker             75,000                  $0.40 per share   5 years
                  ---------------------------
Total                   300,000
                  ===========================


Under the incentive plan, the Company may grant options to purchase up to 460,000 shares of common stock. The option price shall not be less than the fair market value on the date of grant of the shares. Stock options shall be exercisable within ten years from the date of the grant of the option. Options under the incentive plan vest immediately.

At December 31, 1998 the following incentive based plan options had been granted:

Optionee          Number of shares granted      Option price      Option period
----------------  ----------------------------  ----------------  -------------
William Green           100,000                 $0.40 per share     5 years
Chris Broili            100,000                 $0.40 per share     5 years
Don Griffiths           100,000                 $0.40 per share     5 years
                  ---------------------------
Total                   300,000
                  ===========================








                                          11
Document page: 26

                                    PART III
                                   ----------

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements between the Company and its accountants regarding any matter or accounting principles or practices or financial statement disclosures.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROLL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors  and  Officers
------------------------

Name                      Age  Office  with  the Company      Appointed to Office
----                      ---  -------------------------      --------------------
William R. Green. . . .    60  Chairman of the Board                  1965
President
Chief Executive Officer

Chris Broili. . . . . .    50  Vice President - Exploration           1998

Don Griffiths . . . . .    49  Vice President -
Corporate Development .  1998

Gregory B. Lipsker. . .    48  Vice President - Legal                 1991

Roy G. Franklin . . . .    62  Director                               1988

Jack W. Gustavel. . . .    58  Director                               1974

J. Phillip Piffer . . .    52  Director                               1991

Robert L. Russell . . .    65  Director                               1999

The directors are elected for a one-year term and until their successors have been elected and qualified. Executive Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of shareholders and until their successors have been elected and qualified. There are no arrangements or understandings between any of the directors, executive officers, and other persons pursuant to which any of the foregoing persons were named as Directors or executive officers. There is no family relationship between any Director, Executive Officer, or person nominated or chosen by the Registrant to become a Director or Executive Officer.

William R. Green is a mining engineer and geologist, and was a professor of mining engineering at the University of Idaho from 1965 to 1983. He has been actively involved in the mining business since 1962 and is a former officer and director of Yamana Resources and currently an officer and director of Canadian public companies: Maya Gold Limited and Petromin Resources Ltd., and US companies Cimarron-Grandview Group, Inc. and Metaline Mining and Leasing Co. Dr. Green dedicates approximately 80% of his time to the management of the Company. The balance of Dr. Green's time is devoted to consulting for various mining exploration companies.

Document page: 27

Chris Broili holds an MSc degree in exploration geology and has more than 25 years experience in mineral exploration worldwide. From 1984 to 1994 Mr. Broili was employed by Atlas Precious Metals, Inc., most recently as an Exploration Manager and was involved in the discovery of the Grassy Mountain gold deposit. From 1994 to 1997 Mr. Broili was employed by Yamana Resources, Inc. as chief geologist and later as Vice-President of Exploration. Since January 1998, Mr. Broili has been employed as an independent consulting geologist. Mr. Broili dedicates approximately 30% of his time to the management of the Company and provides independent consulting services to several mining exploration companies for the balance of his time.

Don Griffiths holds an MSc degree in Materials Science and has over 25 years experience in project development, engineering, construction and mining operations. From 1992 to 1994 Mr. Griffiths was employed by International Musto Explorations Limited as a project manager at the Bajo de al Alumbrera property in Argentina. From 1995 to 1997, Mr. Griffiths was employed by International Curator Resources Limited as project manger on the El Boleo property in Baja California Sur, Mexico. Since 1998 Mr. Griffiths has been an independent contractor. Mr. Griffiths dedicates approximately 2% of his time to the management of the Company. Mr. Griffiths is currently employed as an independent consultant by various mining and exploration companies.

Gregory Lipsker is a practicing attorney with 17 years experience in mining and corporate law. He was formerly the president and director of Antioch Resources, a mineral exploration company. He is currently an officer and director of Cimarron-Grandview Group, Inc. and Metaline Mining and Leasing Co. Mr. Lipsker currently dedicates approximately 5% of his time to the management of the Company. The balance of Mr. Lipsker's time is devoted to his law practice.

Robert L. Russell, a Professional Engineer has been a director of the Company since March, 1999. Since September, 1998 Mr. Russell has provided mining management consulting services through his consulting company, R.L. Russell Associates. From 1995-1998 Mr. Russell was employed by Zambia Consolidated Copper Mines, most recently as General Manager of the Nchanga Division. In that position Mr. Russell was responsible for all functions of two operating mines and several metallurgical facilities. Under Mr. Russell the Nchanga Division had 8700 employees and produced 150,000 tons of copper and 3500 tons (about 12% of the world's supply) of cobalt per year. From 1989 to 1995 Mr. Russell was employed as the Vice President of Freeport McMoRan Copper and Gold and the Executive Vice-President of PT Freeport Indonesia.

Roy G. Franklin is a certified public accountant with 29 years experience in small company administration and finance. He was formerly a director of Heidelberg Silver Mining Company and is a principal in the accounting firm of Oswalt, Teel, and Franklin, P.S.

Jack W. Gustavel has more than 30 years experience in the banking industry and is a former member of the Board, and Director of, the Portland branch of the Federal Reserve Bank of San Francisco. He is currently a Director and Chairman and CEO of Idaho Independent Bank.

J. Phillip Piffer holds an MBA degree from the University of Calgary, and has worked as a management consultant and corporate executive primarily in the
Canadian oil business. He was formerly the President and Director of Brigdon Resources Inc., a Calgary-based oil and gas production company that is listed on the Toronto Stock Exchange.





Document page: 28

None of the Directors is also a director of any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to
Section 15(d) of the Act, or of any company registered under the Investment Company Act of 1940 except William R. Green, Jack W. Gustavel, and Gregory B. Lipsker as noted above.

No Director, or person nominated to become a Director or Executive Officer, has been involved in any legal action involving the Company during the past five years.

Promoters  and  Control  Person:  Not  Applicable

Compliance  with  Section  16(a)  of  the  Exchange  Act
--------------------------------------------------------

Based solely upon a review of forms 3 and 4 and amendments thereto furnished to the Registrant pursuant to Section 240.16a-3 during the most recent fiscal year, and Form 5 and amendments thereto furnished to the Registrant with respect to the most recent fiscal year, no person who at any time during the fiscal year was a director, officer, or beneficial owner or more than ten percent of any class of equity securities of the Registrant registered pursuant to Section 12 of the Exchange Act, or any other person subject to Section 16 of the Exchange Act with respect to the Registrant because of the requirements of Section 30 of the Investment Company Act or Section 17 of the Public Utility Holding Company Act (A reporting person) failed to file on a timely basis, as disclosed in the above Forms, reports required by Section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years.

ITEM  10.        EXECUTIVE  COMPENSATION

A summary of cash and other compensation for the Company's President and Chief Executive Officer for the three most recent years is as follows:

                              SUMMARY  COMPENSATION  TABLE
Long-Term  Compensation
Annual  Compensation                          Awards            Payouts
____________________________________________  _________________  ______________________
(a)          (b)   (c)      (d)      (e)      (f)        (g)          (h)     (i)
Name                                 Other    Restricted Securities
and                                  Annual   Stock      Underlying   LTIP     All  Other
Principal    Year  Salary   Bonus    Comp.    Awards(1)  Options/     Payouts  Comp.
Position           ($)      ($)      ($)      ($)        SARs(#)      ($)      ($)
___________  ____  _______  _______  _______  __________  __________  ________  _________


William
R. Green     1996  $15,600    $0       $0       $1,500         -0-      $0        $90
Vice
President
and          1997  $15,600    $0       $0       $3,000         -0-      $0        $150
Director     1998  $15,600    $0       $0           $0         -0-      $0        $0







Document page: 29

Option/SAR Grants in the Last Fiscal Year

Individual Grants                          % of Total
                                           Options/SARs
                   Number of Securities    Granted to     Exercise or
                   Underlying Option/SARs  Employees in   Base Prices   Expiration
Name               Granted (#)             Fiscal Year    ($/Share)     Date
-----------------  ----------------------  -------------  ------------  -----------
William R. Green         100,000             16.6%           $ .40        May 03

Director Compensation For Last Fiscal Year

                       Cash Compensation                    Security Grants
                       -----------------------------------  -----------------------------
                                                                         Number of
                       Annual                  Consulting                Securities
                       Retainer     Meeting    Fees/Other   Number of    Underlying
                       Fees ($)     Fees       Fees ($)     Shares (#)   Options/SARs (#)
Name (a)               (b)          (c)        (d)          (e)          (f)
---------------------  -----------  ---------  -----------  -----------  ----------------
Roy G. Franklin            -0-         -0-         -0-          -0-          75,000
Jack A. Gustavel           -0-         -0-         -0-          -0-          75,000
J. Phillip Piffer          -0-         -0-         -0-          -0-          75,000

The Company  has no employment  contracts with executive  officers or directors.
While there is no formal compensation arrangement with  directors,  historically
(through 1997)  Directors have  received an  annual restricted  stock award.  In
1998, stock options were granted in lieu of restricted stock awards.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

The following table sets forth information as of March 30, 1999 regarding any person known to the Company to be the beneficial owner of more than five percent of any class of the Company's voting securities.

<CAPTION
                                           Amount and nature
Title of Class  Name of Beneficial owner   of Beneficial Ownership   Percent of Class (1)
--------------  -------------------------  ------------------------  --------------------
Common          William R. Green                  612,500(2)                12.6%

(1) Fully Diluted (assumes exercise of all 700,000 outstanding options)
(2) Does not include options to acquire 100,000 shares of Common Stock

Security Ownership of Management

The following table sets forth certain information as of March 30, 1999 Regarding the number and percentage of shares of Common Stock of the Company or any of its parents or subsidiaries beneficially owned (as such term is defined in Rule 13d-3 under the Exchange Act) by each director, each of the named executive officers and directors and officers as a group.

Document page: 30

<CAPTION
                                           Amount and nature
Title of Class  Name of Beneficial owner   of Beneficial Ownership   Percent of Class (1)
--------------  -------------------------  ------------------------  --------------------

Common          William R. Green                   612,500(2)               12.6%

Common          Christopher Broili                 165,000(2)                4.7

Common          Jack W. Gustavel                    89,500(3)                2.9

Common          Roy G. Franklin                     76,229(3)                2.7

Common          Robert R. Russell                      -0-(2)                1.7

Common          J. Phillip Piffer                   57,500(3)                2.3

Common          Total of all officers and
                directors (8 individuals)        1,043,229(4)               30.7



(1)     Fully Diluted (assumes exercise of all 700,000 outstanding options)
(2)     Does  not  include  options  to  acquire  100,000  shares
(3)     Does  not  include  options  to  acquire  75,000  shares
(4)     Does  not  include  options  to  acquire  700,000  shares

Changes  in  Control
---------------------

There are no arrangements known to the Registrant the operation of which may at a subsequent time result in the change of control of the Registrant.

ITEM  12.    CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

There have been no transactions or series of transactions, or proposed transactions during the last two years to which the Registrant is a party in which any director, nominee for election as a director, executive officer or beneficial owner of five percent or more of the Registrant's common stock, or any member of the immediate family of the foregoing had or is to have a direct or indirect material interest exceeding $60,000.

ITEM  13.     EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES,  AND  REPORTS  ON
FORM  8-K.

(a)  the  following  documents  are  filed  as  part  of  the  report:

     1.  Financial  Statements

         Accountants'  Report

         Consolidated  Balance  Sheets
         December  31,  1998  and  1997

         Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 1998, and 1997

Document page: 31

         Consolidated Statement of Changes in Stockholders' Equity for the years ending December 31, 1998, and 1997

          Consolidated  Statements  of  Cash  Flows
          for  the  years  ending  December  31,  1998,  and  1997

          Notes  to  Financial  Statements

2.  Exhibits  required  by  Item  601

     (2) Plan of Acquisition, reorganization, arrangement, liquidation or succession.(1)
     (3)(i)  Articles  of  Incorporation  (2)
     (3)(ii) Bylaws.  (2)
     (4) Instruments defining the rights of security holders, including indentures. (1)
     (9)     Voting  trust  agreements.  (1)
    (10)     Material  contracts.  (2)
    (11)     Statement  re:  computation  of  per  share  earnings.  (1)
    (12)     Statements  re:  computation  of  ratios.  (1)
    (13)     Annual  report  to  security  holders,  Form  10Q
             or  quarterly  report  to  security  holders.(1)
    (16)     Letter  re:  change  in  certifying  accountant.  (1)
    (18)     Letter  re:  change  in  accounting  principles  .(1)
    (19)     Subsidiaries  of  the  Registrant.  (2)
    (22)     Publisher  report  regarding  matters  submitted
             to  vote  of  security  holders.  (1)
    (23)     Consents  of  Experts  and  counsel.
    (24)     Power  of  Attorney.
    (99)     Additional  Exhibits.  (1)

     (1)  These  items  have  either  been  omitted  or  are  not  applicable
     (2)  Incorporated  by  reference  to  previous  filing

(b) Reports on Form 8-K. No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

























Document page: 32

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MINES  MANAGEMENT,  INC.

                                     /s/  William R. Green
                                     ___________________________
Date:  March  30,  1999.             By:  William  R.  Green
                                     President  (Principal  Executive  Officer)

                                     /s/ Roy G. Franklin
                                     ___________________________
Date:  March  30,  1999              By:  Roy  G.  Franklin
                                     Treasurer  (Principal  Financial  Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                      /s/ William R. Green
                                      ___________________________
Date:     March  30,  1999.           William  R.  Green,  Director

                                     /s/ Roy G. Franklin
                                      ___________________________
Date:     March  30,  1999            Roy  G.  Franklin,  Director

                                     /s/ Jack W. Gustavel
                                      ___________________________
Date:     March  30,  1999            Jack  W.  Gustavel,  Director

                                     /s/ Phillip Piffer
                                      ___________________________
Date:     March  30,  1999            J.  Phillip  Piffer,  Director

                                     /s/ Robert L. Russell
                                      ___________________________
Date:     March  30,  1999            Robert  L.  Russell,  Director