Form 10QSB
period 1999-03-31
MINES MANAGEMENT INC
filed 1999-05-17
CIK 66649

DOWNLOAD FORMATTING INSTRUCTIONS FOR CORRECT PAGINATION:
     PAGE SETUP: .5"TOP, .5"BOTTOM, .5"LEFT, .5"RIGHT
     TYPE: COURIER NEW, 10pt





(THIS SPACE LEFT BLANK INTENTIONALLY)

******************************************************************************

                        SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                    FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 1999

OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

       For the transition period from         to

                         Commission file number: 0-29786

                              MINES  MANAGEMENT,  INC.
                  ------------------------------------------------

     Idaho                                                         91-0538859
----------------------------                                 -------------------
(State or other jurisdiction                            (I.R.S. Employer
of incorporation or organization)                       Identification No.)


905  West  Riverside  Avenue,  Suite  311
        Spokane, Washington                                       99201
(Address of principal executive offices)                       (Zip Code)

(Registrant's telephone number, including area code) (509)  838-6050


Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past
90 days.                   Yes    (X)    No    ( )

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 4,676,956

Transitional Small Business Disclosure Format (check one): Yes  ( )  No  (X)













******************************************************************************

                             MINES  MANAGEMENT,  INC.
                                   FORM  10-QSB
               FOR  THE  QUARTERLY  PERIOD  ENDED  MARCH  31,  1999


PART  I.  -  FINANCIAL  INFORMATION

The Registrant falls within the provisions of Rule 13a-13(c)(2) of the Securities Exchange Act of 1934, as amended, and claims exemption thereunder from the requirement to file Part I.

PART  II.  -  OTHER  INFORMATION

Item  6.  Exhibits  and  Reports  on  Form  8-K

(b)  Reports  on  Form  8-K

During the Quarter ended March 31, 1999 the Registrant filed the following Form 8-K:

Date  of  Report          Item  Reported
----------------------    ------------------------------------------------------
March  29,  1999          Item  5.  Other  Events  (re change of transfer agent)



                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MINES  MANAGEMENT,  INC.

                                     /s/  William R. Green
                                     ___________________________
Date:  May    13,  1999.             By:  William  R.  Green
                                     President  (Principal  Executive  Officer)

                                     /s/ Roy G. Franklin
                                     ___________________________
Date:  May    13,  1999              By:  Roy  G.  Franklin
                                     Treasurer  (Principal  Financial  Officer)