Form 10QSB
period 1999-06-30
MINES MANAGEMENT INC
filed 1999-08-16
CIK 66649

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

       For the quarterly period ended June 30, 1999

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

                             MINES  MANAGEMENT,  INC.
                                   FORM  10-QSB
                FOR  THE  QUARTERLY  PERIOD  ENDED  JUNE  30,  1999


PART  I.  -  FINANCIAL  INFORMATION

The Registrant falls within the provisions of Rule 13a-13(c)(2) of the Securities Exchange Act of 1934, as amended, and claims exemption thereunder from the requirement to file Part I.

PART  II.  -  OTHER  INFORMATION

ITEM  5.  OTHER  INFORMATION

Year  2000  Issues

Throughout the information technology industry, the use of two-digit fields was common practice in the design of hardware, systems software, proprietary applications and system interfaces. The Year 2000 problem is pervasive and complex. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail.

The Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software failures and has assessed Year 2000 risks. This assessment includes the identification of necessary changes to computer hardware and software applications that will attempt to ensure availability and integrity of the Company's information systems and the reliability of its financial and operational systems.

The Company has reviewed its financial, information and operational systems in order to identify those products, services or systems that are not Year 2000 compliant. As a result of this review, the Company has modified or replaced certain information and operational systems so they will be Year 2000 compliant. These modifications and replacements are being, and will continue to be, made in conjunction with the Company's overall systems initiatives. The total cost of these Year 2000 compliance activities is not anticipated to be material to the Company's financial position or its results of operations.

Based on available information, the Company does not believe any material exposure to significant business interruption exists as a result of Year 2000 compliance issues. These costs and the timing in which the Company plans to complete its Year 2000 modifications are based on management's best estimates. However, there can be no assurance that the Company will timely identify and remediate all significant Year 2000 problems, that remedial efforts will not involve significant time and expense, or that such problems will not have a material adverse effect on the Company's business, results of operations or financial position.

The Company also faces risk to the extent that its borrowers, vendors, service providers and others with whom the Company transacts business may not comply with Year 2000 requirements. The Company has not, to date, made any assessment of the Year 2000 risks associated with these third party associations to determine the extent to which the Company is vulnerable to these third parties failure to remediate their own Year 2000 issues. In the event any such third parties are not Year 2000 compliant, the Company's results of operations could be materially adversely affected.




                             MINES  MANAGEMENT,  INC.
                                   FORM  10-QSB
                FOR  THE  QUARTERLY  PERIOD  ENDED  JUNE  30,  1999

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MINES  MANAGEMENT,  INC.

                                     /s/  William R. Green
                                     ___________________________
Date:  August 11,  1999.             By:  William  R.  Green
                                     President  (Principal  Executive  Officer)

                                     /s/ Roy G. Franklin
                                     ___________________________
Date:  August 11,  1999              By:  Roy  G.  Franklin
                                     Treasurer  (Principal  Financial  Officer)