Form 10QSB
period 1999-09-30
MINES MANAGEMENT INC
filed 1999-11-15
CIK 66649

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

       For the quarterly period ended September 30, 1999

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 4,921,956

Transitional Small Business Disclosure Format (check one): Yes  ( )  No  (X)













******************************************************************************

                             MINES  MANAGEMENT,  INC.
                                   FORM  10-QSB
                FOR  THE  QUARTERLY  PERIOD  ENDED SEPTEMBER 30,  1999


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




                             MINES  MANAGEMENT,  INC.
                                   FORM  10-QSB
                FOR  THE  QUARTERLY  PERIOD  ENDED SEPTEMBER 30,  1999

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MINES  MANAGEMENT,  INC.

                                     /s/  William R. Green
                                     ___________________________
Date:  November 12,  1999.             By:  William  R.  Green
                                     President  (Principal  Executive  Officer)

                                     /s/ Roy G. Franklin
                                     ___________________________
Date:  November 12,  1999              By:  Roy  G.  Franklin
                                     Treasurer  (Principal  Financial  Officer)