Form 10KSB
period 1999-12-31
MINES MANAGEMENT INC
filed 2000-04-14
CIK 66649

DOWNLOAD FORMATTING INSTRUCTIONS FOR CORRECT PAGINATION:
     PAGE SETUP: .5"TOP, .5"BOTTOM, .5"LEFT, .5"RIGHT
     TYPE: COURIER NEW, 10pt unless otherwise specified in the text.


























This space intentionally left blank.

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10 - KSB

-X- ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT  OF  1934
    For  the  fiscal  year  ended  December  31,  1999
    OR;
--- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE  ACT  OF  1934
    For  the  transition  period  from

Commission  File  Number        0-29786

                             MINES MANAGEMENT, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as specified in its charter)

             Idaho                                             91-0538859
---------------------------------                       -----------------------
(State or other jurisdiction of                          (I.R.S.  Employer
incorporation  or  organization)                          Identification  No.)

905  W.  Riverside  Avenue,  Suite  311
Spokane,  Washington                                            99201
------------------------------------------            -------------------------
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

     State  issuer's  revenues  for  its  most recent fiscal year.       $29,622

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. Based upon the average bid price at
January  31,  1999  the aggregate market value was                    $1,236,739

     State  the  number of shares outstanding of each of the issuer's classes of
common equity, as of December 31, 1999          4,946,956 shares of Common Stock

DOCUMENTS INCORPORATED BY REFERENCE: None
Transitional  Small  Business  Disclosure  Format  (check  one): Yes ( )   No(X)

                             MINES MANAGEMENT, INC.
                                  FORM 10 - KSB
                    For  the  year  ended  December  31,  1999



                                     PART I

ITEM  1.     DESCRIPTION  OF  BUSINESS

General

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

The Company's principal mineral property interest is held by its wholly owned subsidiary, Newhi, Inc., and consists of a net profits royalty interest in a portion of the claims making up the Montanore project. The Montanore project is located in northwestern Montana, USA, and is operated by Noranda Minerals. The project has an approved Environmental Impact Statement, has received all of its primary permits, and has been the subject of a variety of pre-feasibility technical analyses. Noranda Minerals has reported a geologic resource of 142 million tons containing 0.76% copper and 2.1 ounces of silver per ton. The Company is also conducting exploration on its Cha arcillo silver property in Chile and its Iroquois and Advance zinc-lead properties in Washington, USA. The Company is also evaluating opportunities in Mexico and the United States.

The Company also has a small royalty income from a working interest royalty, acquired more than 40 years ago, for several producing oil wells located in Kansas, USA.

                             MINES MANAGEMENT, INC.
                                  FORM 10 - KSB
                    For  the  year  ended  December  31,  1999

Competition

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

Employees

During the year ending December 31, 1999, the Company had one full-time employee and one part-time employee located in Spokane, Washington. The Company's employees are not subject to a union labor contract or collective bargaining agreement. The Company executive officers provide management service on a non-salaried basis. On occasion, such officers perform consulting services to the Company at their usual and customary rates.

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

                             MINES MANAGEMENT, INC.
                                  FORM 10 - KSB
                    For  the  year  ended  December  31,  1999


Risks  Inherent  in  the  Mining  Industry

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

                             MINES MANAGEMENT, INC.
                                  FORM 10 - KSB
                    For  the  year  ended  December  31,  1999


Fluctuations  in  the  Market  Price  of  Minerals

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

     Year          Silver  Price  Per Ounce               Copper Price Per Pound
     ----          ------------------------               ----------------------
                    High               Low                High              Low
                   -----              -----               -----            -----
     1996          $5.79              $4.67               $1.17            $0.91
     1997          $6.39              $4.18               $1.14            $0.87
     1998          $7.09              $4.80               $0.85            $0.65
     1999          $5.71              $4.93               $0.83            $0.62

Environmental  Risks

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

                             MINES MANAGEMENT, INC.
                                  FORM 10 - KSB
                    For  the  year  ended  December  31,  1999



Title  to  Properties

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

                             MINES MANAGEMENT, INC.
                                  FORM 10 - KSB
                    For  the  year  ended  December  31,  1999



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

                             MINES MANAGEMENT, INC.
                                  FORM 10 - KSB
                    For  the  year  ended  December  31,  1999


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

                             MINES MANAGEMENT, INC.
                                  FORM 10 - KSB
                    For  the  year  ended  December  31,  1999


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

                             MINES MANAGEMENT, INC.
                                  FORM 10 - KSB
                    For  the  year  ended  December  31,  1999


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

Advance  and  Iroquois  Properties

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

                             MINES MANAGEMENT, INC.
                                  FORM 10 - KSB
                    For  the  year  ended  December  31,  1999


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

Oil  Interests

The Company receives income from a 12.5% working interest in 4 oil wells on the Clark lease in Sumner County, Kansas. Although the lease has now produced for more than 30 years, independent consultants calculated the Company's 1981 share of the remaining reserves available through primary and secondary recovery to be at least 20,000 barrels. Production since 1981 has totaled approximately 8565 barrels to the Company's account.

ITEM  3.     LEGAL  PROCEEDINGS

None

                             MINES MANAGEMENT, INC.
                                  FORM 10 - KSB
                    For  the  year  ended  December  31,  1999


ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

During the fourth quarter of the fiscal year covered by this report, the Annual Meeting of the shareholders of the Company was held on November 19, 1999. The purpose of the meeting was the election of directors, the approval of amended and restated Articles of Incorporation, and the approval of stock option and incentive stock option plans.

The following table sets forth information regarding the election of the board of directors:

Directors               Votes  For          Votes Against  Abstentions
----------------------  ------------------  -------------  -----------
William  R.  Green          2,293,401            8,142          0
Jack  W.  Gustavel          2,293,401            8,142          0
Roy  G.  Franklin           2,293,401            8,142          0
Robert  L. Russell          2,293,401            8,142          0
Jerry  Pogue                2,293,401            8,142          0

                                     PART II

ITEM  5.     MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS

The Common Stock of the Company is traded in the over the counter market on the NASD Bulletin Board under the symbol "MNMM". The following table shows the high and low closing sales prices for the Common Stock for each quarter since January 1, -1998. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Fiscal  Year                           High  Closing     Low  Closing
------------                           -------------     ------------
1998:
First  Quarter                              .44               .25
Second  Quarter                             .50               .31
Third  Quarter                              .56               .25
Fourth  Quarter                             .43               .25

1999:
First  Quarter                              .406              .313
Second  Quarter                             .438              .313
Third  Quarter                              .313              .25
Fourth  Quarter                             .375              .25

2000:
     First  Quarter                         .375              .15


Holders.

As of December 31, 1999 there were 1,120 shareholders of record of the Company's common stock.

                             MINES MANAGEMENT, INC.
                                  FORM 10 - KSB
                    For  the  year  ended  December  31,  1999

Dividends.

The Company has never paid any dividends and does not anticipate the payment of dividends in the foreseeable future.

Recent  Sales  Of  Unregistered  Securities.

In January and February 1999 the Registrant sold a total of 245,000 shares of its common stock at a price of $.25 per share for an aggregate of $ 61,250. A commission of $6,000 was paid to selected dealers who were also granted 24,000 warrants. Each warrant is exercisable for a period of one year to acquire one share of common stock at a price of $0.30 per share. The shares were offered and sold pursuant to an exemption from registration under the Securities Act of 1933, as amended pursuant to Rule 504 of Regulation D. Subsequent to the year ended December 31, 1999, the warrants expired without issue.

ITEM  6      MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1999, COMPARED TO THE YEAR ENDED DECEMBER 31, 1998.

For the year ended December 31, 1999 the Company had a net loss of $116,626 or $0.0238 per share, as compared to a net loss of $152,931 or $0.035 per share for the year ended December 31, 1998. The decrease in net loss for Fiscal Year 1999 is attributable to a lower level of property acquisition, and exploration.

During Fiscal Year 1999 the Company had revenues from oil sales of $4,622 as compared to revenues of $4,070 for the year ended December 31, 1998. An increase in operating costs and a slight decrease in production was nearly offset, in Fiscal Year 1999 when 298.8 barrels were produced and sold at an average price of $14.65 per barrel, compared with 312.5 barrels sold at an average price of $13.02 per barrel for the year ended December 31, 1998.

The Company's plan of operation for the next twelve months will consist of maintaining its key exploration properties and evaluating new resource opportunities. The Company does not intend to hire a significant number of employees to carry out its activities. It is anticipated that all exploration work on its properties will be carried out through the services of consultants. The Company currently has sufficient resources to maintain its key exploration properties and satisfy its cash requirements for the next twelve months.

Although the Company intends to aggressively seek to acquire silver exploration properties of merit, at the present time the Company has no specific plans, arrangements agreements or undertakings to acquire any additional silver exploration properties.

ITEM  7.     FINANCIAL  STATEMENTS

Financial Statements of the Company for the fiscal years ended December 31, 1999 and 1998, which have been audited by LeMaster & Daniels PLLC and Williams and Webster, P.S. respectively, are included elsewhere in this Form 10-KSB.

                             MINES MANAGEMENT, INC.
                                  FORM 10 - KSB
                    For  the  year  ended  December  31,  1999

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements between the Company and its accountants regarding any matter or accounting principles or practices or financial statement disclosures. The Company elected to engage the services of LeMaster & Daniels PLLC to undertake its audit for the year ended December 31, 1999.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors  and  Officers

Name                   Age  Office  with  the Company        Appointed to Office
---------------------  ---   ------------------------------  -------------------
William  R.  Green      61   Chairman  of  the  Board               1965
                             President
                             Chief  Executive  Officer

Chris  Broili           51   Vice President - Exploration           1998

Roy  G.  Franklin       63   Director & Secretary/Treasurer         1988

Jack  W.  Gustavel      59   Director                               1974

Robert  L.  Russell     66   Director                               1999

Jerry  Pogue            58   Director                               1999

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

William R. Green is a mining engineer and geologist, and was a professor of mining engineering at the University of Idaho from 1965 to 1983. He has been actively involved in the mining business since 1965 and is a former officer and director of Yamana Resources and currently an officer and director of Canadian public companies: Maya Gold Limited and Petromin Resources Ltd., and US companies Cimarron-Grandview Group, Inc. and Metaline Mining and Leasing Co. Dr. Green dedicates approximately 80% of his time to the management of the Company. The balance of Dr. Green's time is devoted to consulting for various mining exploration companies.

                             MINES MANAGEMENT, INC.
                                  FORM 10 - KSB
                    For  the  year  ended  December  31,  1999

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

Robert L. Russell, a Professional Engineer has been a director of the Company since March, 1999. Since September, 1998 Mr. Russell has provided mining management consulting services through his consulting company, R.L. Russell Associates. From 1995-1998 Mr. Russell was employed by Zambia Consolidated Copper Mines, most recently as General Manager of the Nchanga Division. In that position Mr. Russell was responsible for all functions of two operating mines and several metallurgical facilities. Under Mr. Russell, the Nchanga Division had 8700 employees and produced 150,000 tons of copper and 3500 tons (about 12% of the world's supply) of cobalt per year.

Jerry G. Pogue is a businessman with an extensive background in the management and financing of junior resource companies. He has managed a large sales organization, has worked as a highly successful stock broker and investment analyst, and has financed and managed a number of companies in the resource and technology sectors. He frequently lectures at international mining investment conferences.

Roy G. Franklin is a certified public accountant with 30 years experience in small company administration and finance. He was formerly a director of Heidelberg Silver Mining Company and is a principal in the accounting firm of Oswalt, Teel, and Franklin, P.S.

Jack W. Gustavel has more than 30 years experience in the banking industry and is a former member of the Board, and Director of, the Portland branch of the Federal Reserve Bank of San Francisco. He is currently a Director and Chairman and CEO of Idaho Independent Bank.

None of the Directors is also a director of any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to
Section 15(d) of the Act, or of any company registered under the Investment Company Act of 1940 except William R. Green, and Jack W. Gustavel, as noted above.

No Director, or person nominated to become a Director or Executive Officer, has been involved in any legal action involving the Company during the past five years.

Promoters  and  Control  Person:  Not  Applicable

                             MINES MANAGEMENT, INC.
                                  FORM 10 - KSB
                    For  the  year  ended  December  31,  1999

Compliance  with  Section  16(a)  of  the  Exchange  Act

Based solely upon a review of forms 3 and 4 and amendments thereto furnished to the Registrant pursuant to Section 240.16a-3 during the most recent fiscal year, and Form 5 and amendments thereto furnished to the Registrant with respect to the most recent fiscal year, no person who at any time during the fiscal year was a director, officer, or beneficial owner or more than ten percent of any class of equity securities of the Registrant registered pursuant to Section 12 of the Exchange Act, or any other person subject to Section 16 of the Exchange Act with respect to the Registrant because of the requirements of Section 30 of the Investment Company Act or Section 17 of the Public Utility Holding Company Act (A reporting person) failed to file on a timely basis, as disclosed in the above Forms, reports required by Section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years, except William R. Green, Roy G. Franklin, Jack A. Gustavel, Jerry G. Pouge, who had one delinquent filing and Robert L. Russell with two delinquent filings.

ITEM  10.        EXECUTIVE  COMPENSATION

A summary of cash and other compensation for the Company's President and Chief Executive Officer for the three most recent years is as follows:

                              SUMMARY  COMPENSATION  TABLE
LONG-TERM  COMPENSATION
Annual  Compensation                          Awards            Payouts
--------------------------------------------  -----------------  ----------------------
(a)          (b)   (c)      (d)      (e)      (f)        (g)          (h)     (i)
Name                                 Other    Restricted Securities
and                                  Annual   Stock      Underlying   LTIP     All  Other
Principal    Year  Salary   Bonus    Comp.    Awards(1)  Options/     Payouts  Comp.
Position           ($)      ($)      ($)      ($)        SARs(#)      ($)      ($)
-----------  ----  -------  -------  -------  ----------  ----------  --------  ---------
William R.
  Green      1997  $15,600     $0       $0       $3,000        -0-        $0       $150
President &  1998  $15,600     $0       $0       $3,000        -0-        $0       $  0
Director     1999  $15,600     $0       $0       $3,000        -0-        $0       $  0

OPTION/SAR  GRANTS  IN  LAST  FISCAL  YEAR

                             INDIVIDUAL  GRANTS
---------------------------------------------------------------------------
(a)                (b)              (c)           (d)     (e)
                    Number of       % of Total
                    Securities      Options/SARs   Exercise
                    Underlying      Granted to     or Base
                    Options/SARs    Employees in   Prices       Expiration
Name                Granted (#)     Fiscal Year    $/Sh         Date
------------------  --------------  ------------   ----------   -----------
Robert L. Russell       100,000        16.6%          $.30        2/22/04


                             MINES MANAGEMENT, INC.
                                  FORM 10 - KSB
                    For  the  year  ended  December  31,  1999


DIRECTOR  COMPENSATION  FOR  LAST  FISCAL  YEAR

                       Cash Compensation                    Security Grants
                       -----------------------------------  -----------------------------
                                                                         Number of
                       Annual                  Consulting                Securities
                       Retainer     Meeting    Fees/Other   Number of    Underlying
                       Fees ($)     Fees       Fees ($)     Shares (#)   Options/SARs (#)
Name (a)               (b)          (c)        (d)          (e)          (f)
---------------------  -----------  ---------  -----------  -----------  ----------------
Roy G. Franklin              0           0           0          15,000          0

Jack A. Gustavel             0           0           0          15,000          0

William R. Green             0           0           0          15,000          0

Robert L. Russell            0           0           0          15,000          0

Jerry G. Pogue               0           0           0          15,000          0

The Company has no employment contracts with executive officers or directors. While there is no formal compensation arrangement with directors, historically directors have received an annual restricted stock award or stock options. In 1999, the directors were granted restricted stock awards.

ITEM  11.     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND
MANAGEMENT

SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS

The following table sets forth information as of March 30, 2000 regarding any person known to the Company to be the beneficial owner of more than five percent of any class of the Company's voting securities.

Title of Class     Name of              Amount and nature of
                   Beneficial owner     Beneficial  Ownership     Percent of Class (1)
----------------   -------------------  ------------------------  --------------------
     Common        William R. Green           627,500(2)                11.4%


(1)  Fully  Diluted  (assumes  exercise  of  all  450,000  outstanding  options)
(2)  Does  not  include  options  to  acquire  100,000  shares  of  Common Stock

SECURITY  OWNERSHIP  OF  MANAGEMENT

The following table sets forth certain information as of March 30, 2000 regarding the number and percentage of shares of Common Stock of the Company or any of its parents or subsidiaries beneficially owned (as such term is defined in Rule 13d-3 under the Exchange Act) by each director, each of the named executive officers and directors and officers as a group:

                             MINES MANAGEMENT, INC.
                                  FORM 10 - KSB
                    For  the  year  ended  December  31,  1999


Title of Class     Name of              Amount and nature of
                   Beneficial owner     Beneficial  Ownership     Percent of Class (1)
----------------   -------------------  ------------------------  --------------------

     Common        William R. Green             627,500(2)                11.4

     Common        Christopher Broili           180,000(2)                 3.3

     Common        Jack W. Gustavel             104,500(3)                 1.9

     Common        Roy G. Franklin               91,229(3)                 1.7

     Common        Robert R. Russell             15,000(2)                  .003

     Common        Jerry Pogue                   15,000                     .003

     Common        Total of all officers
                   and directors
                   (6 individuals)            1,033,229(4)                18.8


(1)     Fully  Diluted  (assumes  exercise  of  all 450,000 outstanding options)
(2)     Does  not  include  options  to  acquire  100,000  shares
(3)     Does  not  include  options  to  acquire  75,000  shares
(4)     Does  not  include  options  to  acquire  700,000  shares

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

                             MINES MANAGEMENT, INC.
                                  FORM 10 - KSB
                    For  the  year  ended  December  31,  1999

ITEM  13.     EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES,  AND  REPORTS  ON
FORM  8-K.

(a)  the  following  documents  are  filed  as  part  of  the  report:

     1.  Financial  Statements

              Accountants'  Report

              Consolidated  Balance  Sheets
              December  31,  1999  and  1998

              Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 1999, and 1998

              Consolidated Statement of Changes in Stockholders' Equity for the years ending December 31, 1999, and 1998

              Consolidated  Statements  of  Cash  Flows
              for  the  years  ending  December  31,  1999,  and  1998

              Notes  to  Financial  Statements

     2.  Exhibits  required  by  Item  601

(2)      Plan  of  Acquisition, reorganization, arrangement,
         liquidation  or  succession.(1)
(3)(i)   Articles  of  Incorporation  (2)
(3)(ii)  Bylaws.  (2)
(4)      Instruments  defining  the  rights  of  security  holders, including  indentures.  (1)
(9)      Voting  trust  agreements.  (1)
(10)     Material  contracts.  (2)
(11)     Statement  re:  computation  of  per  share  earnings.  (1)
(12)     Statements  re:  computation  of  ratios.  (1)
(13)     Annual  report  to  security  holders,  Form  10Q
         or  quarterly  report  to  security  holders.(1)
(16)     Letter  re:  change  in  certifying  accountant.  (1)
(18)     Letter  re:  change  in  accounting  principles  .(1)
(19)     Subsidiaries  of  the  Registrant.  (2)
(22)     Publisher  report  regarding  matters  submitted
         to  vote  of  security  holders.  (1)
(23)     Consents  of  Experts  and  counsel. (1)
(24)     Power  of  Attorney. (1)
(27)     Financial  Data  Schedule                                 Attached
(99)     Additional  Exhibits.  (1)

     (1)  These  items  have  either  been  omitted  or  are  not  applicable
     (2)  Incorporated  by  reference  to  previous  filing

(b) Reports on Form 8-K. No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

                             MINES MANAGEMENT, INC.
                                  FORM 10 - KSB
                    For  the  year  ended  December  31,  1999

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MINES  MANAGEMENT,  INC.

                                         /s/  William R. Green
                                      By:---------------------------------------
Date:     April  13,  2000            WILLIAM  R.  GREEN
                                      President  (Principal  Executive  Officer)

                                         /s/ Roy G. Franklin
                                      By:---------------------------------------
Date:     April  13,  2000            ROY  G.  FRANKLIN
                                      Treasurer  (Principal  Financial  Officer)


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                      /s/ William R. Green
                                      ---------------------------------
Date:     April  13,  2000            WILLIAM  R.  GREEN,  Director


                                      /s/ Roy G. Franklin
                                      ---------------------------------
Date:     April  13,  2000            ROY  G.  FRANKLIN,  Director


                                      /s/ Jack W. Gustavel
                                      ---------------------------------
Date:     April  13,  2000            JACK  W.  GUSTAVEL,  Director


                                      /s/ Robert L. Russell
                                      ---------------------------------
Date:     April  13,  2000            ROBERT  L  .RUSSELL,  Director


                                      /s/ Jerry G. Pogue
                                      ---------------------------------
Date:     April  13,  2000            JERRY  G.  POGUE,  Director

                             MINES  MANAGEMENT,  INC.
                    CONSOLIDATED  FINANCIAL  STATEMENTS  AND
                         INDEPENDENT  AUDITORS'  REPORT

                         DECEMBER  31,  1999  AND  1998


                                   CONTENTS


                                                                         Page


INDEPENDENT  AUDITORS'  REPORT                                             2


CONSOLIDATED  FINANCIAL  STATEMENTS:

     Consolidated  balance  sheets                                         3

     Consolidated  statements  of  income                                  4

     Consolidated  statements  of  stockholders'  equity                   5

     Consolidated  statements  of  cash  flows                             6

     Notes  to  consolidated  financial  statements                      7-12

                        INDEPENDENT  AUDITORS'  REPORT


Board  of  Directors
Mines  Management,  Inc.
Spokane,  Washington


We have audited the accompanying consolidated balance sheets of Mines Management, Inc. (an Idaho Corporation) as of December 31, 1999, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mines Management, Inc., as of December 31, 1999, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.


/s/ Lemaster & Daniels
Certified  Public  Accountants



Spokane,  Washington
March  22,  2000




















Auditors' page 2

MINES  MANAGEMENT,  INC.
CONSOLIDATED  BALANCE  SHEETS



                                                        December 31,
                                              ----------------------------
                                                  1999            1998
                                              ------------    ------------
ASSETS
`
  CURRENT  ASSETS:
     Cash                                     $    20,090     $    45,734
     Accounts receivable                              376             500
     Prepaid expenses                              18,467          19,217
                                              ------------    ------------
          Total current assets                     38,933          65,451
                                              ------------    ------------

  MINERAL PROPERTIES                              360,180         360,180
                                              ------------    ------------

  PROPERTY  AND  EQUIPMENT:

     Mine buildings                                11,031          11,031
     Equipment                                     44,098          44,098
     Office equipment                              10,723          10,196
                                              ------------    ------------
                                                   65,852          65,325
         Less accumulated depreciation             61,824          60,236
                                              ------------    ------------
                                                    4,028           5,089
                                              ------------    ------------

  INVESTMENTS:

     Available  for  sale  securities,
           Bitteroot Resources, Ltd.                  623           1,765
                                              ------------    ------------
                                              $   403,764     $   432,485
                                              ============    ============















See  accompanying  notes  to  consolidated  financial  statements.

Auditors' page 3

MINES  MANAGEMENT,  INC.
CONSOLIDATED  BALANCE  SHEETS


                                                        December 31,
                                              ----------------------------
                                                  1999            1998
                                              ------------    ------------

LIABILITIES  AND  STOCKHOLDERS'  EQUITY

  CURRENT  LIABILITIES:

     Accounts payable                         $     2,649     $     4,919
     Payroll payable                                1,300           1,300
     State income taxes payable                       164             121
     Payroll taxes payable                            199             175
                                              ------------    ------------
               Total current liabilities            4,312           6,515
                                              ------------    ------------

COMMITMENTS                                           -               -

STOCKHOLDERS'  EQUITY:

     Common stock-100,000,000 shares, $.01
       par value, authorized; 4,946,956 and
       4,676,956 shares, respectively, issued
       and outstanding                             49,470          46,770
     Issuable common stock                         22,500             -
     Preferred stock-10,000,000 shares, no
       par value, authorized; no shares
       issued and outstanding                         -               -
     Additional paid-in capital                 1,362,365       1,296,315
     Retained earnings (deficit)               (1,035,506)       (918,880)
     Accumulated other comprehensive income           623           1,765
                                              ------------    ------------
          Total stockholders' equity              399,452         425,970
                                              ------------    ------------
                                              $   403,764     $   432,485
                                              ============    ============















See  accompanying  notes  to  consolidated  financial  statements.

Auditors' page 3

MINES  MANAGEMENT,  INC.
CONSOLIDATED  STATEMENTS  OF  INCOME

                                                        December 31,
                                              ----------------------------
                                                  1999            1998
                                              ------------    ------------

REVENUES:
     Royalties                                $    25,000      $   25,000
     Oil and gas                                    4,622           4,070
                                              ------------    ------------
           Total revenues                          29,622          29,070
                                              ------------    ------------

EXPENSES:
     Operating  expenses:
       Depreciation                                 1,584           1,407
       Legal and accounting                        15,344          17,017
       Miscellaneous                                6,362          15,104
       Oil and gas operating expense                3,789           2,686
       Professional fees                            8,546          28,459
       Rent and office expenses                    10,510          14,817
       Salaries, officer and staff                 19,350          15,600
       Taxes and licenses                           2,161           1,533
       Telephone                                    2,201           3,824
       Travel expense                               1,112           4,463
       Exploration expense                         55,447          58,423
       Commissions                                    -             3,650
       Fees, filing, licenses                       2,409           2,576
       Assays                                         -               714
       Directors' fees                             18,750          15,000
                                              ------------    ------------

            Total operating expenses              147,565         185,273
                                              ------------    ------------

LOSS FROM OPERATIONS                             (117,943)       (156,203)

OTHER  INCOME:
     Interest                                       1,372           3,272
                                              ------------    ------------

LOSS BEFORE INCOME TAXES                         (116,571)       (152,931)

PROVISION FOR INCOME TAXES                             55              -
                                              ------------    ------------

NET LOSS                                      $  (116,626)    $  (152,931)
                                              ============    ============

NET LOSS PER SHARE                            $   (0.0238)    $    (0.035)
                                              ============    ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING    4,910,244         4,402,385
                                              ============    ============

See  accompanying  notes  to  consolidated  financial  statements.

Auditors' page 4

MINES  MANAGEMENT,  INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1999 AND 1998

*begin 8pt type*

                                                                                          Accumu-
                                                                                            lated
                                                                                          Other
                      Common Stock        Issuable Common Stock   Additional  Retained    Compre-
                  ---------------------  -----------------------  Paid-in     Earnings      hensive
                    Shares      Amount      Shares      Amount    Capital     (Deficit)   Income      Total
                  ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
BALANCES,
DECEMBER 31, 1997  3,873,706  $  38,737         -     $     -     $1,139,698  $(765,949)  $  10,800   $ 423,286
ADD (DEDUCT):
Common stock
  issued for
  services at
  deemed value
  of $.20 to $.28
  per share          163,250      1,633         -           -         35,017        -           -        36,650
Stock sold during
  the period for
  $.20 per share     640,000      6,400         -           -        121,600        -           -       128,000
Comprehensive loss:
  Adjustment to net
  unrealized gain on
  marketable
  securities             -           -          -           -            -          -        (9,035)     (9,035)
Net loss                 -           -          -           -            -     (152,931)        -      (152,931)
                                                                                                      ----------
Comprehensive loss                                                                                     (161,966)
                  ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
BALANCES,
DECEMBER 31, 1998  4,676,956       46,770       -           -      1,296,315   (918,880)      1,765     425,970
ADD (DEDUCT):
Common stock
  issued for
  payment of
  property holding
  fee at deemed
  value of $.30
  per  share         25,000           250       -           -          7,250         -           -        7,500
Common stock
  to be issued
  for  services
  at deemed value
  of $.25 per share     -             -      90,000       22,500         -           -           -       22,500
Stock sold
  during the
  period for $.25
  per share         245,000         2,450       -            -        58,800         -           -       61,250
Comprehensive loss:
  Adjustment to net
  unrealized gain
  on marketable
  securities            -              -        -            -            -          -        (1,142)    (1,142)
Net loss                -              -        -            -            -     (116,626)        -     (116,626)
                                                                                                      ----------
Comprehensive loss                                                                                     (117,768)
                  ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
BALANCES,
DECEMBER 31, 1999  4,946,956  $  49,470       90,000  $  22,500   $1,362,365 $(1,035,506) $     623   $ 399,452
                  ==========  ==========  ==========  ==========  ==========  ==========  ==========  ==========

*end 8pt type*




See  accompanying  notes  to  consolidated  financial  statements.

Auditors' page 5

MINES  MANAGEMENT,  INC.
CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS


                                                        December 31,
                                              ----------------------------
                                                  1999            1998
                                              ------------    -------------
INCREASE (DECREASE) IN CASH

CASH  FLOWS  FROM  OPERATING  ACTIVITIES:

     Net loss                                  $  (116,626)    $  (152,931)
     Adjustments to reconcile net loss to
       net cash used in operating activities:
         Depreciation                                1,584           1,407
         Common stock issued/issuable
            for services                            30,000          36,650
     Changes in assets and liabilities:
         Accounts receivable                           124              58
         Prepaid expenses                              750         (16,917)
         Taxes payable                                  71            (512)
         Accounts payable                           (2,270)          4,014
                                              ------------    -------------
     Net cash used in operating activities         (86,367)       (128,231)

CASH  FLOWS  FROM  INVESTING  ACTIVITIES:

     Acquisition of equipment                         (527)         (2,831)

CASH  FLOWS  FROM  FINANCING  ACTIVITIES:

     Issuance of common stock for cash              61,250         128,000
                                              ------------    -------------

NET DECREASE IN CASH                               (25,644)         (3,062)

CASH, BEGINNING OF YEAR                             45,734          48,796
                                              ------------    -------------

CASH, END OF YEAR                             $     20,090    $     45,734
                                              ============    =============

SUPPLEMENTAL CASH FLOWS DISCLOSURES:
Noncash financing activities:
     Common stock issued/issuable
     for property holding fee
     and services                             $     30,000    $     36,650
                                              ============    =============

Interest paid                                 $        -      $        -
                                              ============    =============

Income taxes paid                             $       103     $        -
                                              ============    =============

See  accompanying  notes  to  consolidated  financial  statements.

Auditors' page 6

                          MINES  MANAGEMENT,  INC.
                NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS




NOTE  1  -  ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES:

Organization:

Mines Management, Inc. (hereinafter the "Company") is a publicly held Idaho corporation incorporated in 1947. The Company acquires, explores, develops, and operates mineral and oil properties principally in North America. Currently, the Company is beginning exploration activities in South America.

Summary  of  Significant  Accounting  Policies:

a. The accompanying consolidated financial statements include the accounts of Mines Management, Inc., and its wholly owned subsidiary, Newhi, Inc.
Intercompany  balances  and  transactions  have  been  eliminated.

Newhi, Inc., was formed by the Company for the purpose of merger with Heidelberg Silver Mining Company, Inc. In the merger, completed on April 15, 1988, Heidelberg Silver Mining Company, Inc., was merged into Newhi, Inc. To effect the merger, the Company issued 367,844 shares of its previously unissued common stock. Also in connection with this merger, the Company issued 11,117 shares of common stock and paid $4,446 as a finders' fee. As of December 31, 1999 and 1998, a portion of the shares to be distributed to the Heidelberg Silver Mining Company, Inc., shareholders has yet to be issued. Even though a number of shareholders have elected not to return their shares upon the merger, the Company is holding approximately 60,000 shares to be delivered at their request.

b. The Company receives a majority of its income from a lease arrangement which pays an annual minimum royalty of $25,000, with contingent production royalties of 5 percent of the net profits until capital investment is recovered and 20 percent thereafter. Management believes that this source of income will continue in the foreseeable future due to the large investment of capital by the lessor in this project; however, royalties are unearned by the Company until received.

c. The Company capitalizes acquisition and exploration costs on nonoperating mining properties. Costs to maintain the mineral rights and leases are expensed as incurred. Upon commencement of operations, the capitalized costs will be amortized based on proven or probable reserves. Capitalized costs are charged to operations as impairment losses when title to the property has expired or when management believes the properties are not economically feasible to develop or hold for future development.

d. In accordance with FASB Statement No. 121,"Accounting for Impairment of Long-Lived Assets," the Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company does not believe that any impairment adjustment is needed to the carrying value of its assets at December 31, 1999.

e. Property and equipment are stated at cost. Buildings were depreciated on the straight-line basis and were fully depreciated at December 31, 1999.
Machinery and furniture are generally being depreciated using accelerated methods over lives ranging from five to ten years


Auditors' page 7

                          MINES  MANAGEMENT,  INC.
                NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

NOTE  1  -  ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
           (CONTINUED):

Summary  of  Significant  Accounting  Policies  (continued):

f. Basic and diluted loss per share are computed using the weighted average number of shares outstanding during the year (4,910,244 in 1999 and 4,402,385 in
1998).  Stock  options  and  warrants   outstanding  and  issuable   shares  are
antidilutive  and  are  not  considered  in  the  computation.

g. Deferred income tax is provided for differences between the basis of assets and liabilities for financial and income tax reporting. A deferred tax asset, subject to a valuation allowance, is recognized for estimated future tax benefits of tax-basis operating losses being carried forward.

h. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from estimates.

i. In 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which establishes rules for the reporting of income and its components. Comprehensive income consists of net income (loss) and changes in unrealized losses on securities available-for-sale. The adoption of SFAS No. 130 had no impact on total stockholders' equity. Prior year financial statements have been reclassified to conform to the SFAS No. 130 requirements.

NOTE  2  -  STOCKHOLDERS'  EQUITY:

Common  Stock:

In 1998, the Company issued 75,000 shares of common stock to directors for services rendered. These shares were valued at $0.20 per share, which was the estimated fair market value on the date of issuance.

In 1999, the Company authorized the issuance of 90,000 shares of common stock for director fees and officer compensation. The shares were valued at $.25 per share, the estimated market value on the authorized date. As of March 22, 2000, the shares had not been issued.

In 1998, the Company issued 88,250 shares of common stock to outside parties for services rendered. These shares were valued at prices ranging from $0.20 to $0.28 per share, which was the estimated fair market value on the date of issuance.

In 1999, the Company sold 245,000 common shares for $61,250 ($0.25 per share) in cash. In 1998, the Company sold 640,000 shares for $128,000 ($0.20 per share) in cash. In connection with the 1999 stock sales, the company granted selected dealers warrants to purchase up to 24,000 common shares at $0.30 per share through February 2000. Compensation was not recognized for the warrant grant, as such amount was not material. The warrants expired unexercised.

In 1999, the Company issued 25,000 shares of common stock to an outside party for an annual property holding fee. These shares were valued at $0.30 per share, which was the estimated fair market value at the date of issuance.

                          MINES  MANAGEMENT,  INC.
                NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

NOTE  2  -  STOCKHOLDERS'  EQUITY (CONTINUED):

Preferred  Stock:

During 1998, the Company authorized 10,000,000 shares of no par value preferred stock. Through December 31, 1999, the Company had not issued any of the authorized preferred stock.

NOTE  3  -  MINING  PROPERTIES:

Mining properties are comprised of acquisition, exploration, and development costs related to the Advance and Iroquois properties in the Northport region of northeastern Washington State and the Montanore property in northwestern Montana as shown below:

                      December  31,
                ------------------------
                  1999             1998
                -------          -------
Advance     $     2,139     $     2,139
Montanore       134,207          134,207
Iroquois        223,834          223,834
                -------          -------
            $   360,180     $    360,180
                =======          =======

The Advance property consists of 720 acres of patented mineral rights. Although the Company does not own the overlying surface rights to its patented mineral rights, it does have right of access to explore and mine.

The Montanore property (formerly the Noxon property) located in northwestern Montana includes 16 mining claims covering 320 acres and a 5-acre patented mill site.

The Iroquois property consists of 64 acres of patented mineral and surface rights and 18 unpatented mining claims containing 360 acres.

In 1998, the Company signed an agreement, effective June 1, 1998, to explore and develop certain lands located in the country of Chile along with an option to purchase the property. The agreement provides for an initial deposit of $25,000 as a holding fee and annual holding fees of $25,000 until such time as the property is placed in production. The initial fee is being amortized currently. The agreement provides for certain qualified expenditures as work requirements.


NOTE  4  -  MARKETABLE  SECURITIES:

The Company owns 45,000 free trading shares of Bitterroot Resources, Ltd. (BTT), a public Canadian corporation traded on the Vancouver Stock Exchange. The shares are held as "available for sale." This investment is being recorded at fair market value with a corresponding adjustment to stockholders' equity. The 45,000 free trading shares at December 31, 1999 and 1998, have an approximate market value of $623 and $1,765 U.S. funds, respectively.

                          MINES  MANAGEMENT,  INC.
                NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

NOTE  5  -  STOCK  OPTIONS:

During the year ended December 31,1998, the shareholders of the Company approved two stock-based compensation plans: a fixed employee stock-based compensation plan and a performance-based plan. Under the fixed plan, the Company may grant options to purchase up to 460,000 shares of common stock. The option price shall not be less than the fair market value on the date of grant of the shares. Stock options shall be exercisable within ten years from the date of the grant of the option. Options under the fixed plan vest immediately.

Through  December  31,  1999, the following fixed plan options had been granted:

                        Number of
Optionee                Shares Granted     Option Price         Option Period
----------------------  --------------     -----------------    -------------
Directors:
   Robert L. Russell      100,000          $0.30 per share         5 years
   Jack Gustavel           75,000          $0.40 per share         5 years
   Phillip Piffer          75,000          $0.40 per share         5 years
   Roy Franklin            75,000          $0.40 per share         5 years

General Counsel:
   Greg Lipsker            75,000          $0.40 per share         5 years
                          -------
                Total     400,000
                          =======

Under the incentive plan, the Company may grant options to purchase up to 460,000 shares of common stock. The option price shall not be less than the fair market value on the date of grant of the shares. Stock options shall be exercisable within ten years from the date of the grant of the option. Options under the incentive plan vest immediately.

Through December 31, 1999, the following incentive based plan options had been granted:

                        Number of
Optionee                Shares Granted     Option Price         Option Period
----------------------  --------------     -----------------    -------------
William Green              100,000         $0.40 per share         5 years
Chris Broili               100,000         $0.40 per share         5 years
                           -------
                 Total     200,000
                           =======

As permitted under generally accepted accounting principles, option grants under the plans are accounted for following the provisions of APB Opinion No. 25 and its related interpretations. Accordingly, no compensation cost has been recognized for the grants. Had compensation cost been determined based on the fair value method prescribed in FASB Statement No. 123 (FAS 123), the reported net loss and loss per share would have been increased to approximately $127,000 for 1999 and $252,000 for 1998 ($.0259 and $.057, respectively, per share).

                          MINES  MANAGEMENT,  INC.
                NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

NOTE  5  -  STOCK  OPTIONS  (CONTINUED):

In determining the pro forma amounts above, the value of the grants was estimated at the grant date to be $0.11 and $0.15 per optioned share for 1999 and 1998, respectively, using the fair value method prescribed in FAS 123, based on the Black Scholes option-pricing model with the following assumptions:

Dividend  rate                    -0-%
Risk-free  interest  rate          6 %
Expected  lives  of  options       5  years
Estimated  price  volatility      30 %

The  following  summarizes  option  activity  for  the  years  presented:

                                          Weighted Average
                                          Exercise
                               Shares     Price
                               Under      Per
                               Option     Share
                               -------    ----------------
Balance, at January 1, 1998        -      $     -
     Issued                    600,000         0.40
     Exercised                     -           -
                               -------    ----------------
Balance at December 31, 1998   600,000        0.40
     Issued                    100,000        0.30
     Forfeited                (100,000)       0.40
     Exercised                     -           -
                               -------    ----------------
Balance at December 31, 1999   600,000    $   0.38
                               =======    ================

Options outstanding at December 31, 1999, have a remaining contractual life of approximately 3.4 years.

NOTE  6  -  CONCENTRATION  OF  CREDIT  RISK:

The  Company  maintains   its  cash  and  cash   equivalents  in  two  financial
institutions.  Balances are insured by the Federal Deposit Insurance Corporation
(FDIC)  up  to  $100,000  per  institution.

NOTE  7  -  DEFERRED  INCOME  TAX:

At December 31, 1999 and 1998, the Company had deferred tax assets of $150,000 and $140,000, respectively, related to tax-basis net operating loss carryforwards. The deferred tax assets were fully reserved by a valuation allowance at each date. Changes in the deferred tax asset valuation allowance for 1999 and 1998 relate only to corresponding changes in the deferred tax assets for those years.

At December 31, 1999, the Company had federal tax-basis net operating loss carryforwards totaling approximately $944,000 which expire in various amounts from 2000 through 2019.