Form 10QSB
period 2000-03-31
MINES MANAGEMENT INC
filed 2000-05-15
CIK 66649

(THIS SPACE LEFT BLANK INTENTIONALLY)

******************************************************************************

                        SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                    FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 2000

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

4,946,956 as of May 12, 2000, $0.28 par value per share

Transitional Small Business Disclosure Format (check one): Yes  ( )  No  (X)





******************************************************************************

                             MINES  MANAGEMENT,  INC.
                                   FORM  10-QSB
                FOR  THE  QUARTERLY  PERIOD  ENDED MARCH 31,  2000


PART  I.  -  FINANCIAL  INFORMATION


The Registrant falls within the provisions of Rule 13a-13(c)(2) of the Securities Exchange Act of 1934, as amended, and claims exemption thereunder from the requirement to file Part I.


PART  II.  -  OTHER  INFORMATION


Item 1.  Legal Proceedings.

         None

Item 2.  Changes in Securities.

         None

Item 3.  Defaults upon Senior Securities.

         None

Item 4.  Submission of Matters to a Vote of Security Holders.

         None

Item 5.  Other information.

         None required.

Item 6.  Exhibits and Reports on Form 8-K.

         None required.

                             MINES  MANAGEMENT,  INC.
                                   FORM  10-QSB
                FOR  THE  QUARTERLY  PERIOD  ENDED MARCH 31,  2000

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MINES  MANAGEMENT,  INC.

                                     /s/  William R. Green
                                     ___________________________
Date:  May  12,  2000                By:  William  R.  Green
                                     President  (Principal  Executive  Officer)

                                     /s/ Roy G. Franklin
                                     ___________________________
Date:  May 12,  2000                 By:  Roy  G.  Franklin
                                     Treasurer  (Principal  Financial  Officer)