Form 10QSB
period 2000-09-30
MINES MANAGEMENT INC
filed 2000-11-14
CIK 66649

(THIS SPACE LEFT BLANK INTENTIONALLY)

******************************************************************************

                        SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                    FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 2000

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

4,946,956 as of September 30, 2000, $0.28 par value per share

Transitional Small Business Disclosure Format (check one): Yes  ( )  No  (X)





******************************************************************************

                             MINES  MANAGEMENT,  INC.
                                   FORM  10-QSB
              FOR  THE  QUARTERLY  PERIOD  ENDED SEPTEMBER 30,  2000


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

Item 6.  Exhibits and Reports on Form 8-K.

         None required.

                             MINES  MANAGEMENT,  INC.
                                   FORM  10-QSB
              FOR  THE  QUARTERLY  PERIOD  ENDED SEPTEMBER 30,  2000

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MINES  MANAGEMENT,  INC.

                                     /s/  William R. Green
                                     ___________________________
Date:  November  14,  2000                By:  William  R.  Green
                                     President  (Principal  Executive  Officer)

                                     /s/ Roy G. Franklin
                                     ___________________________
Date:  November 14,  2000                 By:  Roy  G.  Franklin
                                     Treasurer  (Principal  Financial  Officer)