Form 10KSB
period 2000-12-31
MINES MANAGEMENT INC
filed 2001-04-16
CIK 66649

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10 - KSB
(Mark  One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For  the  fiscal  year  ended  December  31,  2000
     OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For  the  transition  period  from

Commission  File  Number        0-29786

                             MINES MANAGEMENT, INC.
                             ----------------------
           (Exact Name of Registrant as specified in its charter)

                Idaho                                        91-0538859
-----------------------------------                   -----------------------
(State  or  other  jurisdiction  of                   (I.R.S.  Employer
incorporation  or  organization)                         Identification  No.)

905  W.  Riverside  Avenue,  Suite  311
Spokane,  Washington                                          99201
-------------------------------------------           -----------------------
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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (X)

State  issuer's  revenues  for  its  most  recent  fiscal  year.     $35,028

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. Based upon the average bid price at January 31, 2000 the aggregate market value was $309,185.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of December 31, 2000, 4,946,956 shares of Common Stock

                    DOCUMENTS INCORPORATED BY REFERENCE: None
Transitional Small Business Disclosure  Format  (check one):  Yes  ( )  No(X)

                                     PART I

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

The Company's principal mineral property interest is held by its wholly owned subsidiary, Newhi, Inc., and consists of a net profits royalty interest in a portion of the claims making up the Montanore project. The Montanore project is located in northwestern Montana, USA, and is operated by Noranda Minerals. The project has an approved Environmental Impact Statement, has received all of its primary permits, and has been the subject of a variety of pre-feasibility technical analyses. Noranda Minerals has reported a geologic resource of 142 million tons containing 0.76% copper and 2.1 ounces of silver per ton. The Company is also conducting exploration on its Iroquois and Advance zinc-lead properties in Washington, USA. The Company is also evaluating opportunities in Mexico and the United States.

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

Employees
---------

During the year ending December 31, 2000, the Company had one part-time employee located in Spokane, Washington. The Company's employees are not subject to a union labor contract or collective bargaining agreement. The Company executive officers provide management service on a non-salaried basis. On occasion, such officers perform consulting services to the Company at their usual and customary rates.

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

     Year          Silver  Price  Per Ounce     Copper Price Per Pound
     ----          ------------------------     ----------------------
                      High          Low             High         Low
                   -----------  -----------     -----------  -----------
1996                  $5.79        $4.67            $1.17       $0.91
1997                  $6.39        $4.18            $1.14       $0.87
1998                  $7.09        $4.80            $0.85       $0.65
1999                  $5.71        $4.93            $0.83       $0.62
2000                  $5.36        $4.61            $0.91       $0.75

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

The Iroquois property consists of 62 acres of patented mineral and surface rights, and 15 unpatented mining claims containing about 300 acres. The property is reached from Northport, the nearest town, by taking the paved Deep Lake road south and east for 19 miles to the graveled road marked Iroquois Mine Road, and thence northeast for three miles. The unpatented mining claims are held subject to a $100 per claim annual payment to the Federal government. More than 25,000 feet of drilling and approximately 2,600 feet of tunneling have shown low-grade mineralization to occur in multiple zones, extending for the entire 5,000 foot length of the property. Most of the exploration has been concentrated in one area where a mineralized zone of disseminated zinc with associated lead values has been outlined over approximately 900 feet in length and within 300 feet of the surface. The property is considered to be of an exploratory nature and is held by the company on a maintenance basis.

Oil  Interests
--------------

The Company receives income from a 12.5% working interest in 4 oil wells on the Clark lease in Sumner County, Kansas. Although the lease has now produced for more than 30 years, independent consultants calculated the Company's 1981 share of the remaining reserves available through primary and secondary recovery to be at least 20,000 barrels. Production since 1981 has totaled approximately 8910 barrels to the Company's account.

ITEM  3.     LEGAL  PROCEEDINGS

None

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

As an economy measure, during the year ended December 31, 2000, the Company did not hold an Annual Shareholders' Meeting. The directors elected at the Shareholders Meeting of November 19, 1999 will continue to serve until the next Annual Meeting.

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

Fiscal  Year                              High  Closing          Low  Closing
------------                              -------------          ------------
1998:
First  Quarter                                .44                    .25
Second  Quarter                               .50                    .31
Third  Quarter                                .56                    .25
Fourth  Quarter                               .43                    .25

1999:
First  Quarter                                .406                   .313
Second  Quarter                               .438                   .313
Third  Quarter                                .313                   .25
Fourth  Quarter                               .375                   .25

2000:
First  Quarter                               .375                    .15
Second  Quarter                              .28                     .125
Third  Quarter                               .25                     .125
Fourth  Quarter                              .125                    .063

2001:
First  Quarter                               .18                     .09

Holders.
--------

As  of  December  31,   2000  there  were  1120  shareholders  of  record of the
Company's  common  stock.

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

ITEM  6      MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

Management's Discussion and Analysis of Financial Condition and Results of Operations For the Year Ended December 31, 2000, Compared to the Year Ended December 31, 1999

For the year ended December 31,  2000 the Company had a net loss of $ 3,573 or $
0.00 per share, as compared to a net loss of $ 116,626 or $ 0.0238 per share for the year ended December 31, 1999. The decrease in net loss for Fiscal Year 2000 is attributable to a lower level of property acquisition, and exploration.

During Fiscal Year 2000 the Company had revenue from oil sales of $10,028 as compared to revenues of $4,622 for the year ended December 31, 1999. The increase in revenue was primarily the result of considerable higher oil prices. In Fiscal Year 2000, 344.8 barrels were produced and sold at an average price of $27.17 per barrel as compared with 298.8 barrels sold at an average price of $14.65 per barrel for the year ended December 31, 1999.

During the year ended December 31, 2000 management determined that the exploration potential of the Chanarcillo property in Chile did not warrant the expense of maintaining its rights, and the project was relinquished.The Company's plan of operation for the next twelve months will consist of maintaining its key exploration properties and evaluating new resource opportunities. The Company does not intend to hire a significant number of employees to carry out its activities. It is anticipated that all exploration work on its properties will be carried out through the services of consultants. The Company currently has sufficient resources to maintain its key exploration properties and satisfy its cash requirements for the next twelve months.

Although the Company intends to aggressively seek to acquire silver exploration properties of merit, at the present time the Company has no specific plans, arrangements agreements or undertakings to acquire any additional silver exploration properties.

ITEM  7.     FINANCIAL  STATEMENTS

Financial Statements of the Company for the fiscal years ended December 31, 2000 and 1999, which have been audited by LeMaster & Daniels PLLC are included elsewhere in this Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements between the Company and its accountants regarding any matter or accounting principles or practices or financial statement disclosures. The Company elected to engage the services of LeMaster & Daniels PLLC to undertake its audit for the Year ended December 31, 2000.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors  and  Officers

Name                     Age  Office  with  the Company      Appointed to Office
-----------------------  ---  -------------------------      -------------------
William  R.  Green        62  Chairman  of  the  Board             1965
President
Chief Executive Officer

Chris  Broili             52  Vice President - Exploration         1998

Roy  G.  Franklin         64  Director  & Secretary/Treasurer      1988

Jack  W.  Gustavel        60  Director                             1974

Robert  L.  Russell       67  Director                             1999

Jerry  Pogue              59  Director                             1999

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

ITEM  10.        EXECUTIVE  COMPENSATION

A summary of cash and other compensation for the Company's President and Chief Executive Officer for the three most recent years is as follows:

                              SUMMARY  COMPENSATION  TABLE
LONG-TERM  COMPENSATION
Annual  Compensation                          Awards            Payouts
--------------------------------------------  -----------------  ----------------------
(a)          (b)   (c)      (d)      (e)      (f)        (g)          (h)     (i)
Name                                 Other    Restricted Securities
and                                  Annual   Stock      Underlying   LTIP     All  Other
Principal    Year  Salary   Bonus    Comp.    Awards(1)  Options/     Payouts  Comp.
Position           ($)      ($)      ($)      ($)        SARs(#)      ($)      ($)
-----------  ----  -------  -------  -------  ----------  ----------  --------  ---------
William R.
Green        1997  $15,600     $0     $0        $3,000       -0-         $0      $150
President &  1998  $15,600     $0     $0        $3,000       -0-         $0      $  0
Director     1999  $15,600     $0     $0        $3,000       -0-         $0      $  0
             2000  $ 1,300     $0     $0        $    0       -0-         $0      $  0

Option/SAR  Grants  In  Last  Fiscal  Year
------------------------------------------

None

ITEM  11.     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND
MANAGEMENT

Security  Ownership  of  Certain  Beneficial  Owners
----------------------------------------------------

The following table sets forth information as of March 31, 2001 regarding any person known to the Company to be the beneficial owner of more than five percent of any class of the Company's voting securities.

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

Security  Ownership  of  Management
-----------------------------------

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

Changes  in  Control
--------------------

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

ITEM  13.     EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES,  AND  REPORTS  ON
FORM  8-K.

(a)  the  following  documents  are  filed  as  part  of  the  report:

1.  Financial  Statements

Accountants'  Report

Consolidated  Balance  Sheets
December  31,  2000  and  1999

Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2000, and 1999

Consolidated  Statement  of  Changes  in  Stockholders'  Equity
for  the  years  ending  December  31,  2000,  and  1999

Consolidated  Statements  of  Cash  Flows
for  the  years  ending  December  31,  1999,  and  1998

Notes  to  Financial  Statements

2.  Exhibits  required  by  Item  601

(2)     Plan  of  Acquisition,  reorganization,  arrangement,
        liquidation  or  succession.                                    (1)
(3)(i)  Articles  of  Incorporation                                     (2)
(3)(ii) Bylaws.                                                         (2)
(4)     Instruments  defining  the  rights  of  security  holders,
        including  indentures.                                          (1)
(9)     Voting  trust  agreements.                                      (1)
(10)    Material  contracts.                                            (2)
(11)    Statement  re:  computation  of  per  share  earnings.          (1)
(12)    Statements  re:  computation  of  ratios.                       (1)
(13)    Annual  report  to  security  holders,  Form  10Q
        or  quarterly  report  to  security  holders.                   (1)
(16)    Letter  re:  change  in  certifying  accountant.                (1)
(18)    Letter  re:  change  in  accounting  principles                 (1)
(19)    Subsidiaries  of  the  Registrant.                              (2)
(22)    Publisher  report  regarding  matters  submitted
        to  vote  of  security  holders.                                (1)
(23)    Consents  of  Experts  and  counsel.                            (1)
(24)    Power  of  Attorney.                                            (1)
(27)    Financial  Data  Summary                                        (1)
(99)    Additional  Exhibits.                                           (1)

     (1)  These  items  have  either  been  omitted  or  are  not  applicable
     (2)  Incorporated  by  reference  to  previous  filing

(b) Reports on Form 8-K. No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

MINES  MANAGEMENT,  INC.
CONSOLIDATED  FINANCIAL  STATEMENTS  AND
INDEPENDENT  AUDITORS'  REPORT

DECEMBER  31,  2000  AND  1999

CONTENTS                                          PAGE
--------                                          ----

INDEPENDENT  AUDITORS'  REPORT                      2


FINANCIAL  STATEMENTS:

Consolidated  balance  sheets                       3

Consolidated  statements  of  income                4

Consolidated statements of stockholders' equity     5

Consolidated  statements  of  cash  flows           6

Notes  to  consolidated financial statements     7-11


                          INDEPENDENT AUDITORS' REPORT

Board  of  Directors
Mines  Management,  Inc.
Spokane,  Washington


We have audited the accompanying consolidated balance sheets of Mines Management, Inc. (an Idaho Corporation) as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mines Management, Inc. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

/s/ LeMasters & Daniels, PLLC

Spokane,  Washington
March  26,  2001

MINES  MANAGEMENT,  INC.
CONSOLIDATED  BALANCE  SHEETS

                                                             December 31,
                                                   ----------------------------
                                                       2000            1999
                                                   ------------    ------------
ASSETS
CURRENT  ASSETS:
  Cash                                             $    29,557     $    20,090
  Accounts receivable                                    1,566             376
  Prepaid expenses                                       2,300          18,467
                                                   ------------    ------------
       Total current assets                             33,423          38,933
                                                   ------------    ------------
MINERAL PROPERTIES                                     360,180          360,180
                                                   ------------    ------------
PROPERTY  AND  EQUIPMENT:
  Mine buildings                                        11,031          11,031
  Equipment                                             44,098          44,098
  Office equipment                                      10,723          10,723
                                                   ------------    ------------
                                                        65,852          65,852
  Less accumulated depreciation                         63,109          61,824
                                                   ------------    ------------
                                                         2,743           4,028
                                                   ------------    ------------
INVESTMENTS:
  Available-for-sale securities,
   Bitteroot Resources, Ltd.                             1,801             623
                                                   ------------    ------------
                                                   $   398,147     $   403,764
                                                   ============    ============
LIABILITIES  AND  STOCKHOLDERS' EQUITY
CURRENT  LIABILITIES:
  Accounts payable                                 $       926     $     2,649
  Payroll payable                                          -             1,300
  State income taxes payable                               164             164
  Payroll taxes payable                                    -               199
                                                   ------------    ------------
         Total current liabilities                       1,090           4,312
                                                   ------------    ------------
COMMITMENTS
STOCKHOLDERS'  EQUITY:
  Common stock-100,000,000 shares, $.01 par value,
  authorized; 4,946,956 shares issued and outstanding   49,470          49,470
  Issuable common stock                                 22,500          22,500
  Preferred stoc -10,000,000 shares, no par value,
  authorized; no shares issued and outstanding             -               -
  Additional paid-in capital                         1,362,365       1,362,365
  Retained earnings (deficit)                       (1,039,079)     (1,035,506)
  Accumulated other comprehensive income                 1,801             623
                                                   ------------    ------------
             Total stockholders' equity                397,057         399,452
                                                   ------------    ------------
                                                   $   398,147     $   403,764
                                                   ============    ============

See  accompanying  notes  to  consolidated  financial  statements.

MINES  MANAGEMENT,  INC.
CONSOLIDATED  STATEMENTS  OF  INCOME

                                                Years Ended December 31,
                                              ----------------------------
                                                  2000            1999
                                              ------------    ------------
REVENUES:
Royalties                                     $    25,000     $    25,000
Oil and gas                                        10,028           4,622
                                              ------------    ------------
                       Total revenues              35,028          29,622
                                              ------------    ------------

OPERATING  EXPENSES:
Depreciation                                        1,285           1,584
Legal and accounting                                7,617          15,344
Miscellaneous                                       1,442           6,362
Oil and gas operating                               2,412           3,789
Professional fees                                     -             8,546
Rent and office                                     4,762          10,510
Salaries, officer and staff                         1,300          19,350
Taxes and licenses                                  1,246           2,161
Telephone                                             878           2,201
Travel                                                -             1,112
Exploration                                        16,167          55,447
Fees, filing, and licenses                          2,077           2,409
Directors fees                                        -            18,750
                                              ------------    ------------
              Total operating expenses             39,186         147,565
                                              ------------    ------------
LOSS FROM OPERATIONS                               (4,158)       (117,943)

OTHER  INCOME:
Interest                                              585           1,372
                                              ------------    ------------

LOSS BEFORE INCOME TAXES                           (3,573)       (116,571)

PROVISION FOR INCOME TAXES                            -                55
                                              ------------    ------------

NET LOSS                                      $    (3,573)    $  (116,626)
                                              ============    ============

NET LOSS PER SHARE                            $     NIL       $   (0.0238)
                                              ============    ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING      4,946,956       4,910,244
                                              ============    ============







See  accompanying  notes  to  consolidated  financial  statements.

MINES  MANAGEMENT,  INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                                          Accumu-
                                                                                            lated
                                                                                          Other
                      Common Stock        Issuable Common Stock   Additional  Retained    Compre-
                  ---------------------  -----------------------  Paid-in     Earnings      hensive
                    Shares      Amount      Shares      Amount    Capital     (Deficit)   Income      Total
                  ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
BALANCES,
DECEMBER 31, 1998  4,676,956       46,770       -           -      1,296,315   (918,880)      1,765     425,970
ADD (DEDUCT):
Common stock
  issued for
  payment of
  property holding
  fee at deemed
  value of $.30
  per  share         25,000           250       -           -          7,250         -           -        7,500
Common stock
  to be issued
  for  services
  at deemed value
  of $.25 per share     -             -      90,000       22,500         -           -           -       22,500
Stock sold
  during the
  period for $.25
  per share         245,000         2,450       -            -        58,800         -           -       61,250
Comprehensive loss:
  Adjustment to net
  unrealized gain
  on marketable
  securities            -              -        -            -            -          -        (1,142)    (1,142)
Net loss                -              -        -            -            -     (116,626)        -     (116,626)
                                                                                                      ----------
Comprehensive loss                                                                                     (117,768)
                  ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
BALANCES,
DECEMBER 31, 1999  4,946,956  $  49,470       90,000  $  22,500   $1,362,365 $(1,035,506) $     623   $ 399,452
Comprehensive loss:
  Adjustment to net
  unrealized gain
  on marketable
  securities             -          -            -          -            -           -        1,178       1,178
Net loss                 -          -            -          -            -        (3,573)       -        (3,573)
                                                                                                      ----------
Comprehensive loss                                                                                       (2,395)
                  ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
BALANCES,
DECEMBER 31, 2000  4,946,956  $  49,470       90,000  $  22,500   $1,362,365 $(1,039,079) $   1,801   $ 397,057
                  ==========  ==========  ==========  ==========  ==========  ==========  ==========  ==========















See  accompanying  notes  to  consolidated  financial  statements.

MINES  MANAGEMENT,  INC.
CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
-----------------------------------------

                                                Years Ended December 31,
                                              ----------------------------
                                                  2000            1999
                                              ------------    ------------
INCREASE  (DECREASE)  IN  CASH

CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
  Net loss                                    $    (3,573)    $  (116,626)
  Adjustments to reconcile net loss to net
  cash used in operating activities:
    Depreciation                                    1,285           1,584
    Common stock issued/issuable
     for services                                     -            30,000
    Changes in assets and liabilities:
      Accounts receivable                          (1,190)            124
      Prepaid expenses                             16,167             750
      Taxes payable                                   -                71
      Accounts payable                             (3,222)         (2,270)
                                              ------------    ------------
Net cash used in operating activities               9,467         (86,367)

CASH  FLOWS  FROM  INVESTING  ACTIVITIES:
  Acquisition of equipment                            -              (527)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock for cash                     -             61,250
                                              ------------    ------------
NET INCREASE (DECREASE) IN CASH                     9,467         (25,644)

CASH, BEGINNING OF YEAR                            20,090          45,734
                                              ------------    ------------
CASH, END OF YEAR                             $    29,557     $    20,090
                                              ============    ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Noncash  financing  activities:
  Common stock issued/issuabl for
   property holding fee and services          $       -       $    30,000
                                              ============    ============
  Income taxes paid                           $       120     $       103
                                              ============    ============














See  accompanying  notes  to  consolidated  financial  statements.

MINES  MANAGEMENT,  INC.
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
----------------------------------------------

NOTE  1  -  ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES:

Organization:

Mines Management, Inc. (the Company) is a publicly held Idaho corporation incorporated in 1947. The Company acquires, explores, develops, and operates mineral and oil properties principally in North America. The Company performed exploration activities in South America in 1999 and 2000.

Summary  of  Significant  Accounting  Policies:

a. The accompanying consolidated financial statements include the accounts of Mines Management, Inc. and its wholly owned subsidiary, Newhi, Inc.
Intercompany balances and transactions have been eliminated. Newhi, Inc. was formed by the Company for the purpose of merger with Heidelberg Silver Mining
Company,  Inc.  In  the  merger,  completed on April 15, 1988, Heidelberg Silver
Mining Company, Inc. was merged into Newhi, Inc. To effect the merger, the Company issued 367,844 shares of its previously unissued common stock. Also in connection with this merger, the Company issued 11,117 shares of common stock and paid $4,446 as a finders' fee. As of December 31, 2000 and 1999, a portion of the shares to be distributed to the Heidelberg Silver Mining Company, Inc.
shareholders has yet to be issued. Even though a number of shareholders have elected not to return their shares upon the merger, the Company is holding approximately 60,000 shares to be delivered at their request.

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

d.     In  accordance  with  Financial  Accounting Standards Board Statement No.
121,"Accounting  for  Impairment  of Long-Lived Assets," the Company reviews its
long-lived  assets   quarterly  to  determine  if   any  events  or  changes  in
circumstances  have  transpired  which  indicate  that the carrying value of its assets may not be recoverable.  The Company does not believe that any impairment adjustment  is  needed to the carrying value of its assets at December 31, 2000.
e.     Property and equipment are stated at cost.  Buildings were depreciated on the  straight-line  basis  and  were  fully depreciated at December 31, 2000 and
1999,  respectively.  Machinery  and  furniture  are generally being depreciated using  accelerated  methods  over  estimated  useful  lives ranging from 5 to 10 years.

f. Basic and diluted loss per share are computed using the weighted average number of shares outstanding during the year (4,946,956 in 2000 and 4,910,244 in 1999). Stock options and warrants outstanding and issuable shares are antidilutive and are not considered in the computation.

MINES  MANAGEMENT,  INC.
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
----------------------------------------------

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

NOTE  2  -  STOCKHOLDERS'  EQUITY:

Common  Stock:

In 1999, the Company authorized the issuance of 90,000 shares of common stock for director fees and officer compensation. The shares were valued at $.25 per share, the estimated market value on the authorized date. As of March 26, 2001, the shares had not been issued.

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

Preferred  Stock:

The  Company  has  authorized 10,000,000 shares of no par value preferred stock.
Through December 31, 2000, the Company had not issued any of the authorized preferred stock.

NOTE  3  -  MINING  PROPERTIES:

Mining  properties  are  comprised  of acquisition, exploration, and development costs  related to the Advance and Iroquois properties in the Northport region of northeastern Washington State and the Montanore property in northwestern Montana as  shown  below:
                                                        December 31,
                                                  2000            1999
                                              ------------    ------------
     Advance                                  $     2,139     $     2,139
     Montanore                                    134,207         134,207
     Iroquois                                     223,834         223,834
                                              ------------    ------------
                                              $   360,180     $   360,180
                                              ============    ============

MINES  MANAGEMENT,  INC.
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
----------------------------------------------
NOTE  3  -  MINING  PROPERTIES (CONTINUED):

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

The Company owns 45,000 free trading shares of Bitterroot Resources, Ltd. (BTT), a public Canadian corporation traded on the Vancouver Stock Exchange. The shares are held as "available for sale." This investment is being recorded at fair market value with a corresponding adjustment to stockholders' equity. The
45,000 free trading shares at December 31, 2000 and 1999, have an approximate market value of $1,801 and $623 U.S. funds, respectively.

NOTE  5  -  STOCK  OPTIONS:

During the year ended December 31, 1998, the shareholders of the Company approved two stock-based compensation plans: a fixed employee stock-based compensation plan and a performance-based plan. Under the fixed plan, the Company may grant options to purchase up to 460,000 shares of common stock. The option price shall not be less than the fair market value on the date of grant of the shares. Stock options shall be exercisable within ten years from the date of the grant of the option. Options under the fixed plan vest immediately.

At  December  31,  2000,  the  following  fixed  plan  options were outstanding:

                        Number of
Optionee                Shares Granted     Option Price     Option Period
-------------------     --------------   ------------     -------------
Directors:
Robert L. Russell             100,000     $0.30 per share     5 years
Jack Gustavel                  75,000     $0.40 per share     5 years
Roy Franklin                   75,000     $0.40 per share     5 years
                        -------------
                Total        250,000

Under the incentive plan, the Company may grant options to purchase up to 460,000 shares of common stock. The option price shall not be less than the fair market value on the date of grant of the shares. Stock options shall be exercisable within ten years from the date of the grant of the option. Options under the incentive plan vest immediately.

At  December  31,  2000,  the  following  incentive-based  plan  options  were outstanding:
                        Number of
Optionee                Shares Granted   Option Price        Option Period
-------------------     --------------   ---------------     -------------
William Green                  100,000   $0.40 per share       5 years
Chris Broili                   100,000   $0.40 per share       5 years
                        --------------
               Total           200,000

MINES  MANAGEMENT,  INC.
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
----------------------------------------------
NOTE  5  -  STOCK  OPTIONS (CONTINUED):

As permitted under generally accepted accounting principles, option grants under the  plans  are accounted for following the provisions of APB Opinion No. 25 and
its  related  interpretations.  Accordingly,  no  compensation   cost  has  been
recognized  for  the grants.  Had compensation cost been determined based on the fair value method prescribed in Statements of Financial Accounting Standards No.
123  (SFAS  123),  the  reported  net  loss  and  loss per share would have been increased  to  approximately  $127,000 for 1999 ($.0259 per share).  There is no pro  forma  effect  on  net  loss  for  2000.

In  determining  the  pro  forma  amounts  above,  the  value  of the grants was estimated  at  the  grant date to be $0.11 per optioned share for 1999 using the
fair  value  method  prescribed  in  SFAS  123,   based  on  the  Black  Scholes
option-pricing  model  with  the  following  assumptions:

Dividend  rate                     -0-%
Risk-free  interest  rate           6 %
Expected  lives  of  options        5  years
Estimated  price  volatility        30%

The  following  summarizes  option  activity  for  the  years  presented:
                                     Shares            Weighted Average Exercise
                                     Under Option      Exercise Price Per Share
                                     -------------     ----------------
Balance,  at  January  1,  1999          600,000       $      0.40
     Issued                              100,000              0.30
     Forfeited                          (100,000)             0.30
     Exercised                               -                -
                                     -------------     ----------------
Balance  at  December  31,  1999         600,000              0.38
     Issued                                  -                -
     Forfeited                           150,000              0.40
     Exercised                             -                  -
                                     -------------     ----------------
Balance  at  December  31,  2000         450,000       $      0.38
                                     =============     ================

Options outstanding at December 31, 2000, have a remaining contractual life of approximately 2.4 years.

NOTE  6  -  CONCENTRATION  OF  CREDIT  RISK:

The  Company  maintains  its  cash  and   cash  equivalents   in  two  financial
institutions.  Balances are insured by the Federal Deposit Insurance Corporation
(FDIC)  up  to  $100,000  per  institution.

NOTE  7  -  DEFERRED  INCOME  TAX:

At  December  31, 2000 and 1999, the Company had deferred tax assets of $125,000
and  $150,000,   respectively,  related   to  tax-basis   net   operating   loss
carryforwards.  The  deferred  tax  assets  were  fully  reserved by a valuation allowance  at  each date.  Changes in the deferred tax asset valuation allowance for  2000  and  1999  relate  only  to corresponding changes in the deferred tax assets  for  those  years.

At December 31, 2000, the Company had federal tax-basis net operating loss carryforwards totaling approximately $830,000, which expire in various amounts from 2001 through 2020.


                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MINES  MANAGEMENT,  INC.

                                           /s/ William R. Green
                                       By:----------------------------
Date:     April  13,  2001                 WILLIAM  R.  GREEN
                                       President (Principal Executive Officer)


                                           /s/ Roy G. Franklin
                                       By:----------------------------
Date:     April  13,  2001                 ROY  G.  FRANKLIN
                                       Treasurer (Principal Financial Officer)


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                                           /s/ William R. Green
                                       By:----------------------------
Date:     April  13,  2001                 WILLIAM  R.  GREEN,  Director


                                           /s/ Roy G. Franklin
                                       By:----------------------------
Date:     April  13,  2001                 ROY  G.  FRANKLIN,  Director


                                           /s/ Jack W. Gustavel
                                       By:----------------------------
Date:     April  13,  2001                JACK  W.  GUSTAVEL,  Director


                                           /s/ Robert L. Russell
                                       By:----------------------------
Date:     April  13,  2001                 ROBERT  L.  RUSSELL,  Director


                                           /s/ Jerry G. Pogue0
                                       By:----------------------------
Date:     April  13,  2001                 JERRY  G.  POGUE,  Director

