Form 10KSB
period 2001-12-31
MINES MANAGEMENT INC
filed 2002-04-01
CIK 66649

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10 - KSB
(Mark  One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For  the  fiscal  year  ended  December  31,  2001

     OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For  the  transition  period  from

Commission  File  Number        0-29786

                             MINES MANAGEMENT, INC.
             (Exact Name of Registrant as specified in its charter)

             Idaho                                              91-0538859
(State  or  other  jurisdiction  of                         (I.R.S.  Employer
incorporation  or  organization)                         Identification  No.)

      905  W.  Riverside  Avenue,  Suite  311
                Spokane,  Washington                             99201
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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (X)

     State  issuer's  revenues  for  its  most  recent  fiscal  year.  $32,551

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. Based upon the average bid price at
January  31,  the  aggregate  market value was   $195,686

     State the number of shares outstanding of each of the issuer's classes of common equity, as of December 31, 2001, 4,946,956 sharesof Common Stock

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

With the exception of historical matters, the matters discussed in this report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve risks and uncertainties that could cause actual results to differ materially from projections or estimates contained herein. Such forward-looking statements include statements regarding planned levels of exploration and other expenditures, anticipated mine lives, timing of production and schedules for development. Factors that could cause actual results to differ materially include, among others, metals price volatility. Most of these factors are beyond the Company's ability to predict or control. The Company disclaims any obligation to update any forward-looking statement made herein. Readers are cautioned not to put undue reliance on forward-looking statements. (See: Investment Considerations).

All of the Company's properties are currently in the exploration stage except for the Montanore property, which is in the stage of determining feasibility for development. No property is currently in production.

The Company conducts exploration and development on projects containing silver and associated base and precious metal values. The company primarily seeks to obtain royalty and other carried ownership interests in these properties through the subsequent transfer of operating interests to other mining companies. Although the Company may engage in mining operations at some future time, substantially all of the Company's revenue is, and can be expected to be, derived from royalty interests for the foreseeable future.

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

Employees
---------

During the year ending December 31, 2001, the Company had one part-time employee located in Spokane, Washington. The Company's employees are not subject to a union labor contract or collective bargaining agreement. The Company executive officers provide management service on a non-salaried basis. On occasion, such officers perform consulting services to the Company at their usual and customary rates.

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

Year          Silver  Price  Per Ounce               Copper Price Per Pound
----    -------------------------------------  ---------------------------------
              High                Low                 High              Low
        -----------------  ------------------  ------------------  -------------
1996          $5.79               $4.67               $1.17               $0.91
1997          $6.39               $4.18               $1.14               $0.87
1998          $7.09               $4.80               $0.85               $0.65
1999          $5.71               $4.93               $0.83               $0.62
2000          $5.36               $4.61               $0.91               $0.75
2001          $4.80               $4.07               $0.82               $0.60

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

Montanore  Property
-------------------

The Montanore property consists of 16 mining claims covering approximately 300 acres and a 4 acre patented mill site located in Sanders County, northwestern Montana. The mining claims are owned outright by the Company and are held subject to a $100 per claim annual payment to the Federal government. Eleven of the claims are leased to Noranda Minerals Corp, who is responsible for annual claim upkeep. The claims can be reached from Noxon, the nearest town, by taking State Highway 200 about 2 miles to the east and thence north about 5 miles on a secondary graveled road to the junction of the west and east forks of Rock
Creek. From this point it is about a 4-mile hike up a Jeep trail behind a locked U.S. Forest Service gate to the claims. More than half the claims are located within the Cabinet Wilderness Area.

Eleven of the Company's claims cover a portion of the Montanore silver/copper deposit. The deposit occurs within rocks of the Belt Super Group, Precambrian metasediments that crop out over much of western Montana, northern Idaho, and parts of adjacent British Columbia. The Montanore is one of 3 similar deposits to have been found within Revett Formation quartzite of the Belt Supergroup. These include the Troy deposit, which was mined between 1981 and 1992, and the Rock Creek deposit currently under environmental assessment.

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

The Montanore deposit has been defined as being at least 12,000 feet long and varies between 500 and 5000 feet in width. The long axis of the deposit trends in a northwesterly direction parallel with a regional fault that bounds the mineralization of the southwest. The deposit dips approximately 12 degrees to the northwest, parallel with its long axis. Mineralization occurs within two mineralized beds over much of the deposit's length, but seems to coalesce up dip. Overall the upper zone averages 29.9 feet in thickness and the lower zone
34.8 feet. Unmineralized strata between beds, varies between 20 and 200 feet thick. On the basis of 27 surface drill holes Noranda has reported a deposit containing and estimated 142 million tons and averaging 0.78% copper and 2.1 ounces of silver to the ton.

The Company's claims are located along the fault, which bounds the southwestern margin of the deposit, and were staked to cover minor silver occurrences within the fault or in sympathetic parallel fractures. The claims represent mineral rights to a strip of land several hundred feet wide and about 11,500 feet long that cover the projected position of the deposit adjoining the fault. A total of 7 widely spaced surface drill holes have intersected the deposit beneath the Company's claims or in close proximity to them.

In 1988, Newhi, Inc., a Washington corporation and wholly owned subsidiary of Mines Management, Inc. acquired the assets of Heidelberg Silver Mining Co., Inc. through a corporate merger. The assets acquired by the Company consisted primarily of 34 unpatented mining claims and a 4 acre patented mill site. In 1993 the Company determined that 18 of the mining claims were immaterial to the maintenance of its interest in the Montanore project and these claims were dropped. Of the remaining 16 claims owned by the Company, 11 claims are leased to Noranda Minerals Corp. who is responsible for their yearly upkeep. Under terms of the lease agreement, the Company is paid annual advance minimum royalty payments of $25,000. In addition, the Company will be paid a production royalty of 5% of the net profits until capital investment recovery and 20% thereafter on all material taken from the claims. A significant portion of the Company's claims are situated within the Cabinet Wilderness Area and may be subject to dissolution for lack of adequate discovery. However, Noranda's mineral rights are also based upon other claims with approved discoveries, and the agreement between Noranda and the Company is specifically not affected by the status of the Company's claims.

In 1983, U.S. Borax and Chemical Corporation discovered a major silver/copper deposit, later to be named the Montanore deposit, which extended in part beneath what is now the Company's property. In 1984 a lease agreement, relative to 11 claims, was entered into between U.S. Borax and the Company's predecessor, Heidelberg. Subsequently U.S. Borax conducted more than 70,000 feet of core drilling from the surface, which outlined the bedded silver/copper mineralization.

In 1988, U.S. Borax and partners sold their interest in the project to a Joint Venture made up of Noranda Minerals Corp. and Montana Reserves Co. Noranda became the project operator, and the project name was changed to Montanore. In 1993 the Joint Venture was dissolved with Noranda retaining rights to the project.

In late 1989, Noranda began a major tunneling program from a point east of the Cabinet Wilderness Area. The purpose of the program was to more accurately define and develop a portion of the deposit containing approximately 30 million tons. The proposed work was to include a 3-mile long decline and approximately 2,000 feet of lateral development in the vicinity of the deposit. Several lateral headings were planned to intersect the portion of the deposit owned by the Company. Close spaced drilling was planned from these workings and bulk metallurgical samples were to be taken during this phase. In December 1991, tunneling was stopped at approximately 14,000 feet, or about 2,000 feet short of the deposit, pending the completion of the project's Environmental Impact Statement (EIS). Also during the year Noranda completed the process to acquire patents to several of its key claims.

During 1993 the project Environmental Impact Statement (EIS) was approved and all of the important permits for the mine were granted. As part of the EIS process, this approval was subject to appeal, and several appeals were made. In 1994, after due consideration, the US Forest Service denied all appeals.

In 1991 an environmental group had brought suit against Noranda and the US Forest Service concerning the validation of certain mining claims covering the Montanore deposit. In 1993 the US Secretary of Agriculture found that Noranda's key mining claims were valid, and in 1997 the Federal District Court hearing the case also ruled that Noranda's claims were valid. The court decision was appealed and in March, 1999 the U.S. Court of Appeals for the Ninth Circuit upheld the U.S. District Court decision. In 2001 The U.S. Government issued patents for certain of Noranda's key claims.

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

The Advance and Iroquois properties are located along the Deep Lake Trend, a northeast-striking belt of Cambrian carbonate rocks collectively designated as the Metaline Limestone. Rocks of the Deep Lake Trend have been strongly folded and faulted by numerous high-angle as well as thrust faults. As a result the Metaline Limestone has a complex outcrop pattern, with steeply overturned bedding.

Zones of brecciation are found throughout the Metaline Limestone and are often, but not always, the location of zinc and lead sulfide mineralization. These features are predominantly stratabound and have gradational, often irregular borders. Individual breccia bodies are crudely lensoid in cross section and have third dimensions that attain considerable length. The zones often occur in an en echelon, and sometimes interconnected, pattern. A variety of evidence suggests that the breccia bodies are solution collapse features controlled by favorable stratigraphy or lithologic facies.

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

Oil  Interests
--------------

The Company receives income from a 12.5% working interest in 4 oil wells on the Clark lease in Sumner County, Kansas. Although the lease has now produced for more than 30 years, independent consultants calculated the Company's 1981 share of the remaining reserves available through primary and secondary recovery to be at least 20,000 barrels. Production since 1981 has totaled approximately 9255 barrels to the Company's account.

ITEM  3.     LEGAL  PROCEEDINGS

None

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

As an economy measure, during the year ended December 31, 2001, the Company did not hold an Annual Shareholders' Meeting. The directors elected at the Shareholders Meeting of November 19, 1999 will continue to serve until the next Annual Meeting.


                                     PART II
                                     -------

ITEM  5.     MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER
MATTERS

The Common Stock of the Company is traded in the over the counter market on the NASD Bulletin Board under the symbol "MNMM". The following table shows the high and low closing sales prices for the Common Stock for each quarter since January 1, 1999. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.


Fiscal  Year                              High  Closing          Low  Closing
------------                              -------------          ------------

1999:
     First  Quarter                             .406               .313
     Second  Quarter                            .438               .313
     Third  Quarter                             .313               .25
     Fourth  Quarter                            .375               .25

2000:
     First  Quarter                             .375               .15
     Second  Quarter                            .28                .125
     Third  Quarter                             .25                .125
     Fourth  Quarter                            .125               .063

2001:
     First  Quarter                             .18                .09
     Second  Quarter                            .14                .08
     Third  Quarter                             .12                .05
     Fourth  Quarter                            .05                .05

2002:
     First  Quarter                              .13               .05

Holders.
--------

As of December 31, 2001 there were 1075 shareholders of record of the Company's common stock.

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

ITEM  6.      MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

Management's Discussion and Analysis of Financial Condition and Results of Operations For the Year Ended December 31, 2001, Compared to the Year Ended December 31, 2000

For  the  year  ended  December 31,  2001 the Company had income of $ 17.00 or $
0.00 per share, as compared to a net loss of $ 3,573 or $ 0.00 per share for the year ended December 31, 2000. The decrease in net loss for Fiscal Year 2001 is attributable to a lower level of exploration activity.

During Fiscal Year 2001 the Company had revenue from oil sales of $7,551 as compared to revenues of $10,028 for the year ended December 31, 2000. The decrease in revenue was primarily the result of decreased oil prices. In Fiscal Year 2001, 344.8 barrels were produced and sold at an average price of $25.88 per barrel as compared with 344.8 barrels sold at an average price of $27.17 per barrel for the year ended December 31, 2000.

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

ITEM  7.     FINANCIAL  STATEMENTS

Financial Statements of the Company for the fiscal years ended December 31, 2001 and 2000, which have been audited by LeMaster & Daniels PLLC are inserted here.

MINES  MANAGEMENT,  INC.
AND  SUBSIDIARY

CONSOLIDATED  FINANCIAL  STATEMENTS  AND
INDEPENDENT  AUDITORS'  REPORT

DECEMBER  31,  2001  AND  2000
MINES  MANAGEMENT,  INC.  AND  SUBSIDIARY

CONTENTS
--------


INDEPENDENT  AUDITORS'  REPORT                          2


FINANCIAL  STATEMENTS:

Consolidated  balance  sheets                           3

Consolidated  statements  of  income                    4

Consolidated  statements  of  stockholders'  equity     5

Consolidated  statements  of  cash  flows               6

Notes  to  consolidated  financial  statements       7-10

                          INDEPENDENT AUDITORS' REPORT



Board  of  Directors
Mines  Management,  Inc.
Spokane,  Washington


We have audited the accompanying consolidated balance sheets of Mines Management, Inc. (an Idaho Corporation) and Subsidiary as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mines Management, Inc. and Subsidiary as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ LeMasters & Daniels PLLC

LeMASTER  &  DANIELS  PLLC
Certified  Public  Accountants
Spokane,  Washington
February  28,  2002

MINES  MANAGEMENT,  INC.  AND  SUBSIDIARY
CONSOLIDATED  BALANCE  SHEETS

                                                           December  31,
                                                 ------------------------------
                                                      2001             2000
                                                 --------------  --------------
ASSETS
CURRENT  ASSETS:
     Cash  and  cash equivalents                 $      33,993   $      29,557
     Accounts  receivable                                2,524           1,566
     Prepaid  expenses                                     500           2,300
                                                 --------------  --------------
               Total  current  assets                   37,017          33,423
                                                 --------------  --------------
MINERAL  PROPERTIES                                    360,180         360,180
                                                 --------------  --------------
PROPERTY  AND  EQUIPMENT:
     Mine buildings                                     11,031          11,031
     Equipment                                          44,098          44,098
     Office  equipment                                  10,723          10,723
                                                 --------------  --------------
                                                        65,852          65,852
     Less  accumulated  depreciation                    64,014          63,109
                                                 --------------  --------------
                                                         1,838           2,743
                                                 --------------  --------------
INVESTMENTS:
     Available-for-sale securities,
       Bitteroot  Resources,  Ltd.                         846           1,801
                                                 --------------  --------------
                                                 $     399,881   $     398,147
                                                 ==============  ==============

LIABILITIES  AND  STOCKHOLDERS' EQUITY

CURRENT  LIABILITIES:
     Accounts  payable                           $       2,593   $         926
     State  income  taxes  payable                         164             164
     Payroll  taxes  payable                             1,005             -
                                                 --------------  --------------
               Total  current  liabilities               3,762           1,090
                                                 --------------  --------------
COMMITMENTS
STOCKHOLDERS'  EQUITY:
     Common stock 100,000,000 shares, $.01
       par value, authorized; 4,946,956 shares
       issued and outstanding                           49,470          49,470
     Issuable  common  stock                            22,500          22,500
     Preferred stock 10,000,000 shares, no
      par value, authorized; no shares issued
      and  outstanding                                     -               -
     Additional  paid-in  capital                    1,362,365       1,362,365
     Retained  deficit                              (1,039,062)     (1,039,079)
     Accumulated  other  comprehensive income              846           1,801
                                                 --------------  --------------
              Total  stockholders' equity              396,119         397,057
                                                 --------------  --------------
                                                 $     399,881   $     398,147
                                                 ==============  ==============

See  accompanying  notes  to  consolidated  financial  statements.

MINES  MANAGEMENT,  INC.  AND  SUBSIDIARY
CONSOLIDATED  STATEMENTS  OF  INCOME

                                                     Years Ended December 31,
                                                 ------------------------------
                                                      2001             2000
                                                 --------------  --------------
REVENUE:
     Royalties                                   $      25,000   $      25,000
     Oil  and  gas                                       7,551          10,028
                                                 --------------  --------------
          Total  revenue                                32,551          35,028
                                                 --------------  --------------

OPERATING  EXPENSES:
     Depreciation                                          905           1,285
     Legal  and  accounting                              7,252           7,617
     Miscellaneous                                       3,479           1,442
     Oil  and  gas  operating                            2,383           2,412
     Rent  and  office                                   2,314           4,762
     Salaries,  officer  and  staff                      9,947           1,300
     Taxes  and  licenses                                1,254           1,246
     Telephone                                           1,925             878
     Exploration                                         1,800          16,167
     Fees,  filing,  and  licenses                       2,112           2,077
                                                 --------------  --------------
          Total  operating  expenses                    33,371          39,186
                                                 --------------  --------------

LOSS  FROM  OPERATIONS                                    (820)         (4,158)

OTHER  INCOME:
     Interest                                              837             585
                                                 --------------  --------------
INCOME  (LOSS)  BEFORE  INCOME TAXES                        17          (3,573)

PROVISION  FOR  INCOME  TAXES                              -               -
                                                 --------------  --------------

NET  INCOME  (LOSS)                                         17          (3,573)
                                                 ==============  ==============

NET INCOME (LOSS )PER SHARE                      $         NIL   $         NIL
                                                 ==============  ==============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING           4,946,956       4,946,956
                                                 ==============  ==============














See  accompanying  notes  to  consolidated  financial  statements.

MINES  MANAGEMENT,  INC.  AND  SUBSIDIARY
CONSOLIDATED  STATEMENTS  OF  STOCKHOLDERS' EQUITY
YEARS  ENDED  DECEMBER 31, 2001 AND 2000


                                                                                          Accumu-
                                                                                            lated
                                                                                          Other
                      Common Stock        Issuable Common Stock   Additional  Retained    Compre-
                  ---------------------  -----------------------  Paid-in     Earnings      hensive
                    Shares      Amount      Shares      Amount    Capital     (Deficit)   Income      Total
                  ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------

BALANCES,
 DECEMBER 31, 1999 4,946,956  $  49,470      90,000   $  22,500   $1,362,365  $(1,035,506)$     623   $ 399,452

Comprehensive loss:
 Adjustment to net
 unrealized gain
 on marketable
 securities              -          -            -           -           -            -       1,178       1,178
Net  loss                -          -            -           -           -         (3,573)      -        (3,573)
                                                                                                      ----------
Comprehensive loss                                                                                       (2,395)
                  ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
BALANCES,
 DECEMBER 31 2000 4,946,956      49,470      90,000     22,500     1,362,365  (1,039,079)     1,801     397,057

Comprehensive loss:
Adjustment to net
 unrealized gain on
 marketable
 securities             -           -           -          -             -           -        (955)        (955)
Net  income             -           -           -          -             -            17       -             17
                                                                                                      ----------
Comprehensive loss                                                                                         (938)
                  ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
BALANCES,
 DECEMBER 31, 2001 4,946,956  $  49,470      90,000   $  22,500   $1,362,365  $(1,039,062)$     846   $  396,119
                  ==========  ==========  ==========  ==========  ==========  ==========  ==========  ==========

























See  accompanying  notes  to  consolidated  financial  statements.

MINES  MANAGEMENT,  INC.  AND  SUBSIDIARY
CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS


                                                     Years Ended December 31,
                                                 ------------------------------
                                                      2001             2000
                                                 --------------  --------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

CASH  FLOWS  FROM  OPERATING  ACTIVITIES:

     Net income (loss)                           $          17   $      (3,573)
     Adjustments to reconcile net income
    (loss) to net cash provided by
     operating  activities:
       Depreciation                                        905           1,285
       Changes  in  assets  and  liabilities:
       Accounts  receivable                               (958)         (1,190)
       Prepaid  expenses                                 1,800          16,167
       Accounts payable                                  1,667          (3,222)
       Payroll  taxes  payable                           1,005             -
                                                 --------------  --------------
Net  cash  provided  by  operating  activities           4,436           9,467

CASH AND CASH EQUIVALENTS, BEGINNING  OF  YEAR          29,557          20,090
                                                 --------------  --------------
CASH  AND  CASH  EQUIVALENTS,  END  OF  YEAR     $      33,993   $      29,557
                                                 ==============  ==============

SUPPLEMENTAL  DISCLOSURES  OF  CASH  FLOWS  INFORMATION:

     Income taxes paid                           $         150   $         120
                                                 ==============  ==============


























See  accompanying  notes  to  consolidated  financial  statements.

MINES  MANAGEMENT,  INC.  AND  SUBSIDIARY
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
----------------------------------------------

NOTE  1  -  ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES:

Organization:

Mines Management, Inc. (the Company) is a publicly held Idaho corporation incorporated in 1947. The Company acquires, explores, develops, and operates mineral and oil properties principally in North America. The Company performed exploration activities in South America in 2000 and 2001.

Summary  of  Significant  Accounting  Policies:

a. The accompanying consolidated financial statements include the accounts of Mines Management, Inc., and its wholly owned subsidiary, Newhi, Inc. Intercompany balances and transactions have been eliminated. Newhi, Inc., was formed by the Company for the purpose of merger with Heidelberg Silver Mining Company, Inc. In the merger, completed on April 15, 1988, Heidelberg Silver Mining Company, Inc., was merged into Newhi, Inc. To effect the merger, the Company issued 367,844 shares of its previously unissued common stock. Also in connection with this merger, the Company issued 11,117 shares of common stock and paid $4,446 as a finders' fee. As of December 31, 2001 and 2000, a portion of the shares to be distributed to the Heidelberg Silver Mining Company, Inc. stockholders has yet to be issued. Even though a number of stockholders have elected not to return their shares upon the merger, the Company is holding approximately 60,000 shares to be delivered at their request.

b. The Company receives a majority of its income from a lease arrangement which pays an annual minimum royalty of $25,000, with contingent production royalties of 5% of the net profits until capital investment is recovered and 20% thereafter. Management believes that this source of income will continue in the foreseeable future due to the large investment of capital by the lessor in this project.

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

d. In accordance with Financial Accounting Standards Board Statement No. 121,"Accounting for Impairment of Long-Lived Assets," the Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company does not believe that any impairment adjustment is needed to the carrying value of its assets at December 31, 2001.

e. Property and equipment are stated at cost. Buildings were depreciated on the straight-line basis and were fully depreciated at December 31, 2001 and 2000, respectively. Machinery and furniture are generally being depreciated using accelerated methods over estimated useful lives ranging from five to ten years.

f. Basic and diluted loss per share are computed using the weighted average number of shares outstanding during the year (4,946,956 in 2001 and 2000). Stock options and warrants outstanding and issuable shares are antidilutive and are not considered in the computation.

MINES  MANAGEMENT,  INC.  AND  SUBSIDIARY
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
----------------------------------------------

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

h. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from estimates.

NOTE  2  -  STOCKHOLDERS'  EQUITY:

Common  Stock:

In 1999, the Company authorized the issuance of 90,000 shares of common stock for director fees and officer compensation. The shares were valued at $.25 per share, the estimated market value on the authorized date. As of February 28, 2002, the shares had not been issued.

Preferred  Stock:

The Company has authorized 10,000,000 shares of no-par-value preferred stock. Through December 31, 2001, the Company had not issued any of the authorized preferred stock.

NOTE  3  -  MINING  PROPERTIES:

Mining properties are comprised of acquisition, exploration, and development costs related to the Advance and Iroquois properties in the Northport region of northeastern Washington State and the Montanore property in northwestern Montana, as shown below:
                            December  31,
                 ---------------------------------
                       2001              2000
                 ----------------   --------------
     Advance     $        2,139     $      2,139
     Montanore          134,207          134,207
     Iroquois           223,834          223,834
                 ----------------   --------------
                 $      360,180     $    360,180

The Advance property consists of 720 acres of patented mineral rights. Although the Company does not own the overlying surface rights to its patented mineral rights, it does have right of access to explore and mine.

The Montanore property (formerly the Noxon property) located in northwestern Montana includes 16 mining claims covering 320 acres and a five-acre patented mill site.

The Iroquois property consists of 64 acres of patented mineral and surface rights and 15 unpatented mining claims containing 300 acres.

MINES  MANAGEMENT,  INC.  AND  SUBSIDIARY
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
----------------------------------------------

NOTE 4 - MARKETABLE SECURITIES:

The Company owns 45,000 free-trading shares of Bitterroot Resources, Ltd. (BTT), a public Canadian corporation traded on the Vancouver Stock Exchange. The shares are held as "available for sale." This investment is being recorded at fair market value with a corresponding adjustment to stockholders' equity. The 45,000 free-trading shares at December 31, 2001 and 2000, have an approximate market value of $846 and $1,801 U.S. funds, respectively.

NOTE  5  -  STOCK  OPTIONS:

During the year ended December 31, 1998, the stockholders of the Company approved two stock-based compensation plans: a fixed employee stock-based compensation plan and a performance-based plan. Under the fixed plan, the Company may grant options to purchase up to 460,000 shares of common stock. The option price shall not be less than the fair market value on the date of grant of the shares. Stock options shall be exercisable within ten years from the date of the grant of the option. Options under the fixed plan vest immediately.

At  December  31,  2001,  the  following  fixed  plan  options were outstanding:

                      Number of
         Optionee     Shares Granted     Option Price     Option Period
--------------------  --------------  -----------------  ---------------
Directors:
  Robert L. Russell       100,000       $0.30 per share      5 years
  Jack Gustavel            75,000       $0.40 per share      5 years
  Roy Franklin             75,000       $0.40 per share      5 years
                      --------------
                          250,000

Under the incentive plan, the Company may grant options to purchase up to 460,000 shares of common stock. The option price shall not be less than the fair market value on the date of grant of the shares. Stock options shall be exercisable within ten years from the date of the grant of the option. Options under the incentive plan vest immediately.

At December 31, 2001, the following incentive-based plan options were outstanding:

                      Number of
         Optionee     Shares Granted     Option Price     Option Period
--------------------  --------------  -----------------  ---------------
  William Green             100,000     $0.40 per share       5 years
  Chris Broili              100,000     $0.40 per share       5 years
                      --------------
                            200,000

MINES  MANAGEMENT,  INC.  AND  SUBSIDIARY
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
----------------------------------------------

NOTE  5  -  STOCK  OPTIONS  (CONTINUED):

As permitted under accounting principles generally accepted in the United States of America, option grants under the plans are accounted for following the provisions of APB Opinion No. 25 and its related interpretations. Accordingly, no compensation cost has been recognized for the grants. Had compensation cost been determined based on the fair value method prescribed in Statements of Financial Accounting Standards (SFAS) No. 123, the reported net income (loss) and per-share amounts would have been the same as reported for 2001 and 2000.

The  following  summarizes  option  activity  for  the  years  presented:

                                                          Weighted Average
                                          Shares          Exercise Price
                                          Under Option    Per  Share
                                          -------------   ----------------
     Balance,  at  January  1,  2000          600,000     $     0.38
          Issued                                  -             -
          Forfeited                          (150,000)          0.40
          Exercised                               -             -
                                          -------------   ----------------
     Balance  at  December  31,  2000         450,000           0.38
          Issued                                  -             -
          Forfeited                               -             -
          Exercised                               -             -
                                          -------------   ----------------
     Balance  at  December  31,  2001         450,000     $     0.38
                                          =============   ================

Options outstanding at December 31, 2001, have a remaining contractual life of approximately 1.4 years.

NOTE  6  -  CONCENTRATION  OF  CREDIT  RISK:

The  Company  maintains  its  cash  and   cash  equivalents   in  two  financial
institutions. Balances are insured by the Federal Deposit Insurance Corporation up to $100,000 per institution.

NOTE  7  -  DEFERRED  INCOME  TAX:

At December 31, 2001 and 2000, the Company had deferred tax assets of $125,000, related to tax-basis net operating loss carryforwards. The deferred tax assets were fully reserved by a valuation allowance at each date. Changes in the deferred tax asset valuation allowance for 2001 and 2000 relate only to corresponding changes in the deferred tax assets for those years.

At December 31, 2000, the Company had federal tax-basis net operating loss carryforwards totaling approximately $830,000, which expire in various amounts from 2002 through 2021.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements between the Company and its accountants regarding any matter or accounting principles or practices or financial statement disclosures. The Company elected to engage the services of LeMaster & Daniels PLLC to undertake its audit for the Year ended December 31, 2001.

                                    PART III
                                    --------

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors  and  Officers

Name                        Age  Office  with  the Company  Appointed to Office
--------------------------  ---  -------------------------  -------------------

William  R.  Green             63  Chairman  of  the  Board          1965
                                   President
                                   Chief  Executive  Officer
Chris  Broili                  53  Vice President - Exploration      1998
Roy  G.  Franklin              65  Director & Secretary/Treasurer    1988
Jack  W.  Gustavel             61  Director                          1974
Robert  L.  Russell            68  Director                          1999
Jerry  Pogue                   60  Director                          1999

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

William R. Green is a mining engineer and geologist, and was a professor of mining engineering at the University of Idaho from 1965 to 1983. He has been actively involved in the mining business since 1965 and is a former officer and director of Yamana Resources and currently an officer and director of Canadian public companies: Maya Gold Limited, Triband Enterprise Corp. and Petromin Resources Ltd., and US company Metaline Mining and Leasing Co. Dr. Green dedicates approximately 80% of his time to the management of the Company. The balance of Dr. Green's time is devoted to consulting for various mining exploration companies.

Chris Broili holds an MSc degree in exploration geology and has more than 25 years experience in mineral exploration worldwide. From 1984 to 1994 Mr. Broili was employed by Atlas Precious Metals, Inc., most recently as an Exploration Manager and was involved in the discovery of the Grassy Mountain gold deposit. From 1994 to 1997 Mr. Broili was employed by Yamana Resources, Inc. as chief geologist and later as Vice-President of Exploration. Since January 1998, Mr. Broili has been employed as an independent consulting geologist. Mr. Broili dedicates a small portion of his time to the management of the Company and provides independent consulting services to several mining exploration companies for the balance of his time.

Robert L. Russell, a Professional Engineer has been a director of the Company since March, 1999. Since September 1998 Mr. Russell has provided mining management consulting services through his consulting company, R.L. Russell Associates. From 1995-1998 Mr. Russell was employed by Zambia Consolidated Copper Mines, most recently as General Manager of the Nchanga Division. In that position Mr. Russell was responsible for all functions of two operating mines and several metallurgical facilities. Under Mr. Russell, the Nchanga Division had 8700 employees and produced 150,000 tons of copper and 3500 tons (about 12% of the world's supply) of cobalt per year.

Jerry G. Pogue is a businessman with an extensive background in the management and financing of junior resource companies. He has managed a large sales organization, has worked as a highly successful stockbroker and investment analyst, and has financed and managed a number of companies in the resource and technology sectors. He frequently lectures at international mining investment conferences.

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

ITEM  10.        EXECUTIVE  COMPENSATION

A summary of cash and other compensation for the Company's President and Chief Executive Officer for the four most recent years is as follows:

                              SUMMARY  COMPENSATION  TABLE
LONG-TERM  COMPENSATION
Annual  Compensation                          Awards            Payouts
--------------------------------------------  -----------------  ----------------------
(a)          (b)   (c)      (d)      (e)      (f)        (g)          (h)     (i)
Name                                 Other    Restricted Securities
and                                  Annual   Stock      Underlying   LTIP     All  Other
Principal    Year  Salary   Bonus    Comp.    Awards(1)  Options/     Payouts  Comp.
Position           ($)      ($)      ($)      ($)        SARs(#)      ($)      ($)
-----------  ----  -------  -------  -------  ----------  ----------  --------  ---------
William R.
 Green       1998  $15,600     $0       $0      $3,000       -0-         $0       $0
President &  1999  $15,600     $0       $0      $3,000       -0-         $0       $0
Director     2000  $1,300      $0       $0      $0           -0-         $0       $0
             2001  $9,500      $0       $0      $0           -0-         $0       $0

Option/SAR  Grants  In  Last  Fiscal  Year
------------------------------------------

None

Director  Compensation  For  Last  Fiscal  Year
-----------------------------------------------
None

ITEM  11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL  OWNERS  AND MANAGEMENT

Security  Ownership  of  Certain  Beneficial  Owners
----------------------------------------------------

The following table sets forth information as of March 31, 2001 regarding any person known to the Company to be the beneficial owner of more than five percent of any class of the Company's voting securities.


Title of Class   Name of              Amount and nature of
                 Beneficial owner     Beneficial  Ownership   Percent of Class
--------------   -------------------  ---------------------  -----------------
Common           William R. Green           627,500                 11.4%

Security  Ownership  of  Management
-----------------------------------

The following table sets forth certain information as of March 30, 2002 regarding the number and percentage of shares of Common Stock of the Company or any of its parents or subsidiaries beneficially owned (as such term is defined in Rule 13d-3 under the Exchange Act) by each director, each of the named executive officers and directors and officers as a group:

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

ITEM  13.     EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES,  AND  REPORTS  ON
FORM  8-K.

(a)  the  following  documents  are  filed  as  part  of  the  report:

1.  Financial  Statements

Accountants'  Report

Consolidated  Balance  Sheets
December  31,  2001  and  2000

Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2001 and 2000

Consolidated  Statement  of  Changes  in  Stockholders'  Equity
          for  the  years  ending  December  31,  2001,  and  2000

Consolidated  Statements  of  Cash  Flows
for  the  years  ending  December  31,  2001,  and  2000

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
(9)     Voting  trust  agreements.                                         (1)
(10)    Material  contracts.                                               (1)
(11)    Statement  re:  computation  of  per  share  earnings.             (1)
(12)    Statements  re:  computation  of  ratios.                          (1)
(13)    Annual  report  to  security  holders,  Form  10Q
        or quarterly  report  to  security  holders.                       (1)
(16)    Letter  re:  change  in  certifying  accountant.                   (1)
(18)    Letter  re:  change  in  accounting  principles                    (1)
(19)    Subsidiaries  of  the  Registrant.                                 (2)
(22)    Publisher  report  regarding  matters  submitted
        to vote  of  security  holders.                                    (1)
(23)    Consents  of  Experts  and  counsel.                               (1)
(24)    Power  of  Attorney                                                (1)
(27)    Financial  Data  Summary - no longer required
(99)    Additional  Exhibits                                               (1)

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

MINES  MANAGEMENT,  INC.

                                       By:/s/ William R. Green
                                       --------------------------------
Date:     March  29,  2002             WILLIAM  R.  GREEN
                                       President (Principal Executive Officer)


                                       By:/s/ Roy G. Franklin
                                       --------------------------------
Date:     March  29,  2002              ROY  G.  FRANKLIN
                                       Treasurer (Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                                       By:/s/  William R. Green
                                       --------------------------------
Date:     March  29,  2002             WILLIAM  R.  GREEN,  Director



                                       By:/s/ Roy G. Franklin
                                       --------------------------------
Date:     March  29,  2002             ROY  G.  FRANKLIN,  Director



                                       By:/s/ Jack W. Gustavel
                                       --------------------------------
Date:     March  29,  2002             JACK  W.  GUSTAVEL,  Director


                                       By:/s/ Robert L. Russell
                                       --------------------------------
Date:     March  29,  2002             ROBERT  L  .RUSSELL,  Director


                                       By:/s/  Jerry G. Pogue
                                       --------------------------------
Date:     March  29,  2002             JERRY  G.  POGUE,  Director