Form 10QSB
period 2002-06-30
MINES MANAGEMENT INC
filed 2002-08-13
CIK 66649

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                    FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended June 30, 2002

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

4,946,956 as of June 30, 2002, $0.28 par value per share

Transitional Small Business Disclosure Format (check one): Yes  ( )  No  (X)

                             MINES  MANAGEMENT,  INC.
                                   FORM  10-QSB
               FOR  THE  QUARTERLY  PERIOD  ENDED June 30,  2002


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

MINES  MANAGEMENT,  INC.

                                     /s/  William R. Green
                                     ___________________________
Date:  August  12,  2002             By:  William  R.  Green
                                     President  (Principal  Executive  Officer)

                                     /s/ Roy G. Franklin
                                     ___________________________
Date:  August 12,  2002              By:  Roy  G.  Franklin
                                     Treasurer  (Principal  Financial  Officer)