Form 10QSB
period 2002-09-30
MINES MANAGEMENT INC
filed 2002-11-04
CIK 66649

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

[    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                          to

Commission file number                                0-29786

MINES MANAGEMENT, INC.

Idaho

91-0538859

(State of other jurisdiction of incorporation

(I.R.S. Employer Identification No.)

 or organization)

905 West Riverside Avenue, Suite 311

Spokane, WA

99201

(Address of principal executive offices)

(Zip Code)

(509) 838-6050

(Issuer's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

Yes   X          No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.  5,781,956

Transitional Small Business Disclosure Format (check one);

Yes          No     X

Page #

MINES MANAGEMENT, INC.

FORM 10-QSB

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

PART I. - FINANCIAL INFORMATION

The Registrant falls within the provisions of Rule 13a-13(c)(2) of the Securities Exchange Act of 1934, as amended, and claims exemption thereunder from the requirement to file Part I.

PART II. - OTHER INFORMATION

Items deleted are not applicable

Item 2.  Changes in Securities

In June, 2002 the Company conducted a private placement of 370,000 units of common stock at a price of $0.10 per unit. Each unit consisted of one share of no par value common stock and one common stock purchase warrant exercisable until June 10, 2003 to purchase one share of common stock at a price of $0.20 per share. A fee of $2,000 was paid in connection with the sale of the shares. The net proceeds to the Company were $35,000.

The shares were sold to four persons, each of whom was an accredited investor. None of the shares were offered by means of advertising or general solicitation. Each of the sales was made pursuant to exemptions from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) and Rule 506 of Regulation D. Each of the certificates issued in connection with the above offering contained restrictive language on its face and each certificate had a restrictive legend evidencing the fact that the shares were not freely transferable.

Item 5.  Other Information

On August 12, 2002 the Company acquired controlling ownership of the Rock Lake silver-copper deposit in Sanders County, Montana.  The Company received a quitclaim deed from Noranda Minerals Corp., which has elected to withdraw from the project. The patented mining claims control the mineralization, formerly investigated as the Montanore Project.

Widely spaced drilling has encountered substantial silver-copper mineralization over an area measuring more than 12,000 feet long and averaging 3,000 feet in width.  An Environmental Impact Statement estimated a resource of 135 million tons containing 261 million ounces of silver and 2 billion pounds of copper. Although Rock Lake represents one of the largest silver deposits in the world, it is thought to be sub-economic at today’s depressed metals prices. Considerable additional development work needs to be carried out on the deposit and the company is assessing alternative plans, with the goal of maximizing shareholder value.

SIGNATURES

In accordance with Section 13 or 15(d)  of the  Exchange Act  the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MINES MANAGEMENT, INC.

/s/ William R. Green

By:

Date:  October 29, 2002

William R. Green, President

/s/ Roy G. Franklin

By:

Date:  October 29, 2002

Roy G.  Franklin, Chief Financial Officer

CERTIFICATIONS

I, William R. Green, certify that:

1.

I have reviewed this quarterly report on Form 10-QSB of Mines Management, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report if being prepared;

(b)

evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior o the filing date of this quarterly report (the “Evaluation Date”); and

(c)

presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

1.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)

any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

1.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  October 29, 2002

/s/ William R. Green

________________________________

William R. Green, President

Page #

CERTIFICATION

I, Roy G. Franklin, certify that:

1.

I have reviewed this quarterly report on Form 10-QSB of Mines Management, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report if being prepared;

(b)

evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior o the filing date of this quarterly report (the “Evaluation Date”); and

(c)

presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

1.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)

any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

1.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  October 29, 2002

/s/ Roy G. Franklin

________________________________

Roy G. Franklin, Chief Financial Officer