Form 10QSB/A
period 2002-09-30
MINES MANAGEMENT INC
filed 2002-12-13
CIK 66649

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB/A

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

MINES MANAGEMENT, INC.

FORM 10-QSB/A

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

MINES MANAGEMENT, INC.

/s/ William R. Green

By:

Date:  December 11, 2002

William R. Green, President

/s/ Roy G. Franklin

By:

Date:  December 11, 2002

Roy G.  Franklin, Chief Financial Officer

CERTIFICATIONS

I, William R. Green, certify that:

1.

I have reviewed this quarterly report on Form 10-QSB/A of Mines Management, Inc.;

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

5.

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

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  December 11, 2002

/s/ William R. Green

William R. Green, President

CERTIFICATION

I, Roy G. Franklin, certify that:

1.

I have reviewed this quarterly report on Form 10-QSB/A of Mines Management, Inc.;

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

5.

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

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  December 11, 2002

/s/ Roy G. Franklin

Roy G. Franklin, Chief Financial Officer