Form 10KSB
period 2002-12-31
MINES MANAGEMENT INC
filed 2003-04-15
CIK 66649

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - KSB

(Mark One)

_X_ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

___TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission File Number: 000-29786

MINES MANAGEMENT, INC.

(Exact Name of Registrant as specified in its charter)

                  Idaho

                  91-0538859

(State or other jurisdiction of

(I.R.S. Employer Identification No.)

incorporation or organization)

905 W. Riverside Avenue, Suite 311

Spokane, Washington

                      99201

(Address of principal Executive Office)

(Zip Code)

Registrant’s telephone number, including area code:

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

Yes    X               No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  (  )

State issuer’s revenues for its most recent fiscal year.                 $5,470

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.  Based upon the average bid price of  $1.94 at January 31, 2003, the aggregate market value was    $9,484,130

State the number of shares outstanding of each of the issuer’s classes of common equity, as of December 31, 2002, 6,202,956 shares of Common Stock

DOCUMENTS INCORPORATED BY REFERENCE: None

Transitional Small Business Disclosure Format (check one):  Yes (    )       No(  X   )

PART I

ITEM 1.

DESCRIPTION OF BUSINESS

General

Mines Management, Inc.  (together with its subsidiaries, “MMI” or the “Company”), is engaged in the business of acquiring, exploring, and developing mineral properties, primarily those containing silver and associated base and precious metals. The Company was incorporated under the laws of the State of Idaho on February 20, 1947.  The Company has a wholly owned subsidiary, Newhi, Inc.  Newhi, Inc. was incorporated under the laws of the State of Washington on November 3, 1987.  The Company’s executive offices are located at 905 W Riverside, Suite 311, Spokane, WA 99201.

With the exception of historical matters, the matters discussed in this report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve risks and uncertainties that could cause actual results to differ materially from projections or estimates contained herein.  Such forward-looking statements include statements regarding planned levels of exploration and other expenditures, anticipated mine lives, timing of production and schedules for development.  Factors that could cause actual results to differ materially include, among others, metals price volatility.  Most of these factors are beyond the Company’s ability to predict or control.  The Company disclaims any obligation to update any forward-looking statement made herein.  Readers are cautioned not to put undue reliance on forward-looking statements. (See: Investment Considerations).

The Company’s properties are currently in the exploration stage except for the Montanore property, which is in the stage of determining feasibility for development.  No property is currently in production.

The Company’s principal mineral property interest is held by its wholly owned subsidiary, Newhi, Inc., and is referred to as the Montanore Project.  The Montanore Project is located in northwestern Montana, USA, and between 1988 and 2002 was operated by Noranda Minerals Corp.  During that time the project received an approved Environmental Impact Statement and all of its primary environmental permits.  Noranda Minerals reported a geologic resource of 135 million tons containing 0.74% copper and 1.92 ounces of silver per ton.  From 1988 to 2002 the Company held royalty rights to a portion of the deposit.  In 2002 Noranda announced that it was abandoning the project, and subsequently gave the Company quit claim deeds to mining claims that control the mineral rights, and all core and intellectual property generated during its 14 years of geologic, environmental and engineering studies.

The Company’s principal focus is to continue with the development of the project by undertaking environmental and engineering studies aimed at determining an economically viable operational design, and re-establishing the previously issued environmental permits.  Although the Company may engage in mining operations at some future time, substantially all of the Company’s financial support is expected to be derived from equity financing through sales of its shares.  The Company also has a small royalty income from a working interest royalty, acquired more than 40 years ago, for several producing oil wells located in Kansas, USA.

The Company continues to hold its Iroquois and Advance zinc-lead properties in Washington, on a care and maintenance basis.

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

Employees

During the year ending December 31, 2002, the Company had two part-time employees located in Spokane, Washington. The Company’s employees are not subject to a union labor contract or collective bargaining agreement. On occasion, such officers perform consulting services to the Company at their usual and customary rates.  Subsequent to December 31, 2002 the Company will be adding several additional staff to assist in the continued development of the Montanore Project.

Regulation

The Company’s activities in the United States are subject to various federal, state, and local laws and regulations governing prospecting, development, production, labor standards, occupational health and mine safety, control of toxic substances, and other matters involving environmental protection and taxation.  It is possible that future changes in these laws or regulations could have a significant impact on the Company’s business, causing those activities to be economically reevaluated at that time.

Investment Considerations

The following Investment Considerations, together with other information set forth in this Form 10-KSB, should be carefully considered by current and future investors in the Company’s securities.

Risks Inherent in the Mining Industry

At present, the Company’s principal asset is its interest in the Montanore property.  The Company’s success is dependent on the extent to which Montanore proves to be successful and on the extent to which the Company is able to acquire or create other property interests.

Mineral exploration and development is highly speculative and capital intensive.  The operations of the Company are also indirectly subject to all of the hazards and risks normally incident to developing and operating mining properties.  These risks include insufficient ore reserves, fluctuations in production costs that may make mining of reserves uneconomic; significant environmental and other regulatory restrictions; labor disputes; geological problems; failure of pit walls or dams; force majeure events; and the risk of injury to persons, property or the environment.

Uncertainty of Reserves and Mineralization Estimates

There are numerous uncertainties inherent in estimating proven and probable reserves and mineralization, including many factors beyond the control of the Company.  The estimation of reserves and mineralization is a subjective process and the accuracy of any such estimates is a function of the quality of available data and of engineering and geological interpretation and judgment.  Results of drilling, metallurgical testing and production and the evaluation of mine plans subsequent to the date of any estimate may justify revision of such estimates.  No assurances can be given that the volume and grade of reserves recovered and rates of production will not be less than anticipated.  Assumptions about prices are subject to greater uncertainty and metals prices have fluctuated widely in the past.  Declines in the market price of base or precious metals also may render reserves or mineralization containing relatively lower grades of ore uneconomic to exploit.  Changes in operating and capital costs and other factors including, but not limited to, short-term operating factors such as the need for sequential development of ore bodies and the processing of new or different ore grades, may materially and adversely affect reserves.

Federal Legislation

From time to time the U.S. Congress may consider revisions in its mining and environmental laws. It remains unclear to what extent any such new legislation may affect existing mining claims or operations.  The effect of any such revisions on the Company’s operations cannot be determined conclusively until such revision is enacted; however, such legislation could materially increase costs on properties located on federal lands, and such revision could also impair the Company’s ability to develop its mineral projects.

Fluctuations in the Market Price of Minerals

The profitability of mining operations is directly related to the market price of the metals being mined.  The market price of base and precious metals such as copper and silver fluctuate widely and is affected by numerous factors beyond the control of any mining company.  These factors include expectations with respect to the rate of inflation, the exchange rates of the dollar and other currencies, interest rates, global or regional political, economic or banking crises, and a number of other factors.  If the market price of silver or copper should drop dramatically, the value of the Company’s Montanore Project could also drop dramatically, and the Company might not be able to recover its investment in that project.  The determination to develop or construct a mine, to place it into production, and the dedication of funds necessary to achieve such purposes are decisions that must be made long before the first revenues from production will be received.  Price fluctuations between the time that such decisions are made and the commencement of production can drastically affect the economics of a mine.

The volatility in metals prices is illustrated by the following table, which sets forth, for the periods indicated, the yearly high and low prices in U.S. dollars per ounce for silver and the high and low yearly average prices for copper in U.S. dollars per pound.

Year

   Silver Price Per Ounce

Copper Price Per Pound

High

Low

High

Low

1997

$6.39

$4.18

$1.14

$0.87

1998

$7.09

$4.80

$0.85

$0.65

1999

$5.71

$4.93

$0.83

$0.62

2000

$5.36

$4.61

$0.91

$0.75

2001

$4.80

$4.07

$0.82

$0.60

2002

$5.15

$4.30

$0.76

$0.65

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

Title to Properties

Although the Montanore deposit is held by patented mining claims, a significant portion of the Company’s holdings consist of unpatented lode and mill site claims.  The validity of unpatented mining claims is often uncertain, and such validity is always subject to contest.  Unpatented mining claims are unique property interests and are generally considered subject to greater title risk than patented mining claims, or real property interests that are owned in fee simple.  The Company has not yet filed a patent application for any of unpatented claims that are located on federal public lands in the United States and, under possible future legislation to change the General Mining Law, patents may be hard to obtain.  Although the Company has attempted to acquire satisfactory title to its undeveloped properties, the Company does not generally obtain title opinions until financing is sought to develop a property, with the attendant risk that title to some properties, particularly title to undeveloped properties, may be defective.

ITEM 2.

DESCRIPTION OF PROPERTIES

The significant properties in which the Company has an interest are described below.  Reference is made to footnotes in the financial statements for more information on the properties.  For its assessment of the Montanore Project the Company relies on the considerable body of technical, environmental, and legal data generated by Noranda Minerals, who owned and operated the Montanore Project from 1988 through 2002.

Montanore Property

The Montanore Project is located in Sanders and Lincoln Counties, northwestern Montana.

Landholdings include a number of patented and unpatented lode mining claims and mill sites, which cover approximately 1700 acres.  The unpatented lode claims and mill sites are owned outright by the Company and are held subject to a $100 per claim annual payment to the Federal Government.  The Montanore deposit can be reached from Noxon, the nearest town, by taking State Highway 200 about 2 miles to the east and thence north about 5 miles on a secondary graveled road to the junction of the west and east forks of Rock Creek.  From this point it is about a 4-mile hike up a Jeep trail behind a locked U.S. Forest Service gate to the deposit outcrop.  The deposit outcrops near the border of, and lies entirely within the Cabinet Wilderness Area. The Company’s holdings for operational access and infrastructure support for the project are located to the east, south of the town of Libby, and are accessed from that major supply point by about 16 miles of secondary road up Libby Creek.

The deposit occurs within rocks of the Belt Super Group, Precambrian metasediments that crop out over much of western Montana, northern Idaho, and parts of adjacent British Columbia.  The Montanore is one of 3 similar deposits to have been found within Revett Formation quartzite of the Belt Supergroup.  These include the Troy deposit, which was mined between 1981 and 1992, and the Rock Creek deposit, located less than 1 mile to the west of Montanore, which is currently under environmental assessment.

Silver and copper values within the Revett Formation are disseminated, and confined to one or more adjacent quartzite strata separated by unmineralized beds.  The deposits are characterized by great lateral extent, relatively uniform grades, and thicknesses that range up to 100 feet.  Often the deposits are bounded by a paleo growth fault, considered to have been active during rock sedimentation and mineral deposition.  Mineralization consists in varying parts of bornite, primary chalcocite, and chalcopyrite.

The Montanore deposit has been defined as being at least 12,500 feet long and varies between 500 and 4000 feet in width.  The long axis of the deposit trends in a northwesterly direction parallel with a regional fault that bounds the mineralization of the southwest.  The deposit dips approximately 12 degrees to the northwest, parallel with its long axis.  Mineralization occurs within two mineralized beds over much of the deposit’s length.  Overall the upper zone averages 29.9 feet in thickness and the lower zone 34.8 feet.  Unmineralized strata between beds, varies between 20 and 200 feet thick.  On the basis of 27 surface drill holes Noranda has reported a deposit containing and estimated 135 million tons and averaging 0.74% copper and 1.92 ounces of silver to the ton.

The Company’s ownership of the Montanore deposit stems primarily from its ownership of 2 patented mining claims which cover the surface outcrop or “apex” of the gently dipping mineralized beds.  According to US mining law, claims covering the apex of a dipping, tabular deposit own the minerals to depth, even if the deposit passes from beneath the apex claim.  For the Company’s claims at Montanore these “extralateral rights” have been confirmed by the US Secretaries of Agriculture and Interior and upheld in US District Court.  In addition to the patented apex claims, the Company owns unpatented claims located along the fault which bounds the southwestern margin of the deposit, and which extend outside of the western border of the Cabinet Wilderness Area.

In 1988, Newhi, Inc., a Washington corporation and wholly owned subsidiary of Mines Management, Inc. acquired the assets of Heidelberg Silver Mining Co., Inc. through a corporate merger.  The assets acquired by the Company consisted primarily of 34 unpatented mining claims located along the fault that borders the Montanore deposit, and a 4 acre patented mill site.  In 1993 the Company determined that 18 of the mining claims were immaterial to the maintenance of its interest in the Montanore project and these claims were dropped.  Of the remaining 16 claims owned by the Company, 11 claims were leased to Noranda Minerals Corp. who was responsible for their yearly upkeep.  Under terms of the lease agreement, the Company was paid an annual  payment of $25,000, and was to receive a percentage of the net profits for material taken from beneath its claims.

In 1983, U.S. Borax and Chemical Corporation discovered a major silver/copper deposit, later to be named the Montanore deposit, which extended in part beneath what is now the Company’s property.  In 1984 a lease agreement, relative to 11 claims, was entered into between U.S. Borax and the Company’s predecessor, Heidelberg.  Subsequently U.S. Borax conducted more than 70,000 feet of core drilling from the surface, which outlined the bedded silver/copper mineralization.

In 1988, U.S. Borax and partners sold their interest in the project to a Joint Venture made up of Noranda Minerals Corp. and Montana Reserves Co.  Noranda became the project operator, and the project name was changed to Montanore.  In 1993 the Joint Venture was dissolved with Noranda retaining rights to the project.

In late 1989, Noranda began a major tunneling program from a point east of the Cabinet Wilderness Area. The purpose of the program was to more accurately define and develop a portion of the deposit containing approximately 30 million tons.  The proposed work was to include a 3-mile long decline and approximately 2,000 feet of lateral development in the vicinity of the deposit.  Close spaced drilling was planned from these workings and bulk metallurgical samples were to be taken during this phase.  In December 1991, tunneling was stopped at approximately 14,000 feet, or about 2,000 feet short of the deposit, pending the completion of the project’s Environmental Impact Statement (EIS).  Also during the year Noranda completed the process to acquire patents the two “apex” claims controlling the deposit.

During 1993 the project Environmental Impact Statement (EIS) was approved and all of the important permits for the mine were granted.  As part of the EIS process, this approval was subject to appeal, and several appeals were made.  In 1994, after due consideration, the US Forest Service denied all appeals.

In 1991 an environmental group had brought suit against Noranda and the US Forest Service concerning the validation of Noranda’s apex claims.  In 1993 the US Secretary of Agriculture found that Noranda’s mining claims were valid, and in 1997 the Federal District Court hearing the case also ruled that Noranda’s claims were valid.  The court decision was appealed and in March, 1999 the U.S. Court of Appeals for the Ninth Circuit upheld the U.S. District Court decision.  In 2001 the U.S. Government issued patents for the two claims covering the apex of the deposit and thus assuring Noranda ownership of the Montanore deposit.

In 2002, Noranda gave notice to the Company that it was abandoning its rights to the project.  Under terms of its agreement Noranda was bound to quit claim deed any claims that overlapped the original Heidelberg claims to the Company.  As the newly patented apex claims were overlapping, Noranda deeded theses key claims to the Company’s subsidiary, Newhi, Inc. in August 2002.  The mineral rights acquired by the Company are subject to a $0.20 per ton royalty, and a 5% Net Profits royalty  which would commence after the operator has recovered all of its exploration and development costs. In December 2002, Noranda gave the Company a quit claim deed to all geologic, environmental, and engineering data generated during their 14 year management of the project.  Over 70,000 feet of drill core were deeded to the Company in addition to the intellectual property.

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

The deposits have a tendency to occur together in an en echelon pattern over a stratigraphic interval of as much as 300 feet.  Such groupings of deposits may be more or less interconnected and have composite lengths of as much as 5000 feet.  Metal values generally decease outward thus necessitating a border to be established by economic consideration.  Although individual sample values within a deposit may be as high as 20% zinc, average values for a deposit will usually range up to 7% zinc and 1% lead depending upon the “assay border” selected.

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

Oil Interests

The Company receives income from a 10.16% working interest in 4 oil wells on the Clark lease in Sumner County, Kansas.  Although the lease has now produced for more than 40 years, independent consultants calculated the Company’s 1981 share of the remaining reserves available through primary and secondary recovery to be at least 20,000 barrels.  Production since 1981 has totaled approximately 9539 barrels to the Company’s account.

ITEM 3.

LEGAL PROCEEDINGS

None

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

As an economy measure, during the year ended December 31, 2002, the Company did not hold an Annual Shareholders’ Meeting.  The directors elected at the Shareholders Meeting of November 19, 1999 will continue to serve until the next Annual Meeting.  It is the Company’s intention to hold an Annual Shareholders’ Meeting in mid-2003.

PART II

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Common Stock of the Company is traded in the over the counter market on the NASD Bulletin Board under the symbol “MNMM”.  The following table shows the high and low closing sales prices for the Common Stock for each quarter since January 1, 2001.  The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Fiscal Year

High Closing

Low Closing

2001:

First Quarter

.18

.09

Second Quarter

.14

.08

Third Quarter

.12

.05

Fourth Quarter

.05

.05

2002:

First Quarter

.13

.05

Second Quarter

.22

.05

Third Quarter

.83

.15

Fourth Quarter

1.25

.73

2003:

First Quarter

2.65

1.60

Holders.

As of December 31, 2002 there were 1075 shareholders of record of the Company’s common stock.

Dividends.

The Company has never paid any dividends and does not anticipate the payment of dividends in the foreseeable future.

Recent Sales Of Unregistered Securities.

In June, 2002, the Company completed a private placement financing of 370,000 units at $0.10 per unit.  Each unit consisted of one common share and one common share purchase warrant for $0.20 per share.  The warrants expire on June 10, 2003.  After a commission of $2,000 the net proceeds of the placement were $35,000.  As of December 31, 2002, 50,000 warrants have been exercised for proceeds of $10,000.

In November and December, 2002, the Company completed a private placement financing of 366,000 units at $0.70 per unit.  Each unit consisted of one common share and one common share purchase warrant for $0.80 per share.  The warrants will expire in November and December 2003. After a commission of $13,200, the net proceeds of the placement were $243,000.  At December 31, 2002 no warrants from this financing had been exercised.

The shares in both private placements were offered and sold pursuant to an exemption from registration under the Securities Act of 1933, as amended pursuant to Rule 506 of Regulation D.

In 2002, the Company issued 5,000 shares of common stock to an outside party for services pursuant to a Section 4(2) exemption from registration.

ITEM 6.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations For the Year Ended December 31, 2002, Compared to the Year Ended December 31, 2001

For the year ended December 31, 2002 the Company had a net loss of $248,598 or $0.045 per share, as compared to a net loss of $17 or $0.00 per share for the year ended December 31, 2001. The increase in net loss for Fiscal Year 2002 is attributable to a higher level of activity during the Fourth Quarter and payment of 3 years of director’s fees in arrears.

During Fiscal Year 2002 the Company had revenue from oil sales of $5,470 as compared to revenues of $7,551 for the year ended December 31, 2001.  The decrease in revenue was the result of both decreased production as well as oil prices.  In Fiscal Year 2002, 283.48 barrels were produced and sold at an average price of $21.61 per barrel as compared with 344.8 barrels sold at an average price of $25.88 per barrel for the year ended December 31, 2001.

The Company’s plan of operation for the next twelve months will consist of an examination of the geologic, environmental, and engineering data previously generated by Noranda for the Montanore Project.  These data will then be used to generate an in-house economic assessment of the project and to develop a Proposed Plan of Operations to be used as the foundation for reacquiring operational permits.

ITEM 7.

FINANCIAL STATEMENTS

Financial Statements of the Company for the fiscal years ended December 31, 2002 and 2001, which have been audited by LeMaster & Daniels PLLC, are included herein.

MINES MANAGEMENT, INC.

AND SUBSIDIARY

Consolidated Financial Statements and

Independent Auditors’ Report

December 31, 2002 and 2001

Mines Management, Inc. and Subsidiary

Contents

Page

INDEPENDENT AUDITORS’ REPORT

14

FINANCIAL STATEMENTS:

Consolidated balance sheets

15

Consolidated statements of income

16

Consolidated statements of stockholders’ equity

17

Consolidated statements of cash flows

18

Notes to consolidated financial statements

19-24

INDEPENDENT AUDITORS’ REPORT

Board of Directors

Mines Management, Inc.

Spokane, Washington

We have audited the accompanying consolidated balance sheets of Mines Management, Inc. (an Idaho Corporation) and subsidiary as of December 31, 2002 and 2001, and the related consolidated statements of income, stockholders’ equity, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mines Management, Inc. and subsidiary as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

LeMASTER & DANIELS PLLC

Certified Public Accountants

Spokane, Washington

March 21, 2003

Mines Management, Inc. and Subsidiary Consolidated Balance Sheets

	December 31,
	2002	2001
Assets
CURRENT ASSETS:
Cash and cash equivalents	$ 263,475	$ 33,993
Accounts receivable	760	2,524
Prepaid expenses	500	500
Total current assets	264,735	37,017

MINERAL PROPERTIES	368,681	360,180

PROPERTY AND EQUIPMENT:
Mine buildings	11,031	11,031
Equipment	44,098	44,098
Office equipment	12,596	10,723
	67,725	65,852
Less accumulated depreciation	64,858	64,014
	2,867	1,838
INVESTMENTS:
Available-for-sale securities	14,298	846
	$ 650,581	$ 399,881

Liabilities and Stockholders’ Equity
CURRENT LIABILITIES:
Accounts payable	$ 43,438	$ 2,593
State income taxes payable	164	164
Payroll taxes payable	1,971	1,005
Total current liabilities	45,573	3,762

COMMITMENTS

STOCKHOLDERS’ EQUITY:
Common stock – 100,000,000 shares, $.01 par value, authorized;
6,202,956 and 4,946,956 shares issued and outstanding	62,030	49,470
Issuable common stock	-	22,500
Preferred stock – 10,000,000 shares, no par value,
authorized; no shares issued and outstanding	-	-
Additional paid-in capital	1,827,505	1,362,365
Retained earnings (deficit)	(1,287,660)	(1,039,062)
Accumulated other comprehensive income	3,133	846
Total stockholders’ equity	605,008	396,119
	$ 650,581	$ 399,881

See accompanying notes to consolidated financial statements.

Mines Management, Inc. and Subsidiary Consolidated Statements of Income

	Years Ended
	December 31,
	2002	2001
REVENUE:
Royalties	$ -	$ 25,000
Oil and gas	5,470	7,551
Total revenue	5,470	32,551

OPERATING EXPENSES:
Depreciation	844	905
Legal and accounting	28,094	7,252
Miscellaneous	12,057	3,479
Oil and gas operating	1,442	2,383
Rent and office	10,274	2,314
Salaries, officer and staff	13,649	9,947
Taxes and licenses	1,674	1,254
Telephone	3,967	1,925
Exploration	7,454	1,800
Fees, filing, and licenses	25,043	2,112
Directors’ and officers’ compensation	150,000	-
Total operating expenses	254,498	33,371

LOSS FROM OPERATIONS	(249,028)	(820)

OTHER INCOME:
Interest	430	837

NET INCOME (LOSS)	$(248,598)	$ 17

NET INCOME (LOSS )PER SHARE	$ (0.045)	$ NIL

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	5,472,460	4,946,956

See accompanying notes to consolidated financial statements.

Mines Management, Inc. and Subsidiary Consolidated Statements of Stockholders’ Equity Years Ended December 31, 2002 and 2001

							Accumulated
							Other
					Additional	Retained	Comprehensive
	Common Stock		Issuable Common Stock		Paid-in	Earnings	Income
	Shares	Amount	Shares	Amount	Capital	(Deficit)	(Loss)	Total

BALANCES, DECEMBER 31, 2000	4,946,956	$ 49,470	90,000	$ 22,500	$ 1,362,365	$(1,039,079)	$ 1,801	$ 397,057

Comprehensive loss:
Adjustment to net unrealized gain
on marketable securities	-	-	-	-	-	-	(955)	(955)
Net income	-	-	-	-	-	17	-	17
Comprehensive loss								(938)
BALANCES, DECEMBER 31, 2001	4,946,956	49,470	90,000	22,500	1,362,365	(1,039,062)	846	396,119

Common stock issued for cash	786,000	7,860	-	-	295,340	-	-	303,200
Common stock issued for services	5,000	50	-	-	1,950	-	-	2,000
Common stock issued to directors	375,000	3,750	-	-	146,250	-	-	150,000
Issuable common stock issued	90,000	900	(90,000)	(22,500)	21,600	-	-	-
Comprehensive loss:
Adjustment to net unrealized gain
on marketable securities	-	-	-	-	-	-	2,287	2,287
Net loss	-	-	-	-	-	(248,598)	-	(248,598)
Comprehensive loss								(246,311)

BALANCES, DECEMBER 31, 2002	6,202,956	$ 62,030	-	$ -	$ 1,827,505	$(1,287,660)	$ 3,133	$ 605,008

See accompanying notes to consolidated financial statements.

Mines Management, Inc. and Subsidiary Consolidated Statements of Cash Flows

	Years Ended
	December 31,
	2002	2001
Increase (Decrease) in Cash and Cash Equivalents

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$ (248,598)	$ 17
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Issuance of common stock to directors	150,000	-
Issuance of common stock for services	2,000	-
Common stock received in exchange for services performed	(11,165)	-
Depreciation	844	905
Changes in assets and liabilities:
Accounts receivable	1,764	(958)
Prepaid expenses	-	1,800
Accounts payable	40,845	1,667
Payroll taxes payable	966	1,005
Net cash provided by (used in ) operating activities	(63,344)	4,436

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of office equipment	(1,873)	-
Increase in mineral properties	(8,501)	-
Net cash used in investing activities	(10,374)	-

CASH FLOWS FROM FINANCING ACTIVITIES -
Proceeds from sales of common stock	303,200	-

NET INCREASE IN CASH AND CASH EQUIVALENTS	229,482	4,436

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	33,993	29,557

CASH AND CASH EQUIVALENTS, END OF YEAR	$ 263,475	$ 33,993

Supplemental Disclosure of Cash Flows Information:
Income taxes paid	$ 150	$ 150

Noncash Financing Activity
Issue shares of common stock for services	$ 152,000	$ -

See accompanying notes to consolidated financial statements.

Mines Management, Inc. and Subsidiary

Notes to Consolidated Financial Statements

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Organization:

Mines Management, Inc. (the Company) is a publicly held Idaho corporation incorporated in 1947.  The Company acquires, explores, develops mineral and oil properties principally in North America. The Company performed exploration activities in South America in 2002 and 2001.

Summary of Significant Accounting Policies:

a.

The accompanying consolidated financial statements include the accounts of Mines Management, Inc., and its wholly-owned subsidiary, Newhi, Inc.  Intercompany balances and transactions have been eliminated.  Newhi, Inc., was formed by the Company for the purpose of merger with Heidelberg Silver Mining Company, Inc.  In the merger, completed on April 15, 1988, Heidelberg Silver Mining Company, Inc., was merged into Newhi, Inc.  To effect the merger, the Company issued 367,844 shares of its previously unissued common stock. Also in connection with this merger, the Company issued 11,117 shares of common stock and paid $4,446 as a finders’ fee.  As of December 31, 2002 and 2001, a portion of the shares to be distributed to the Heidelberg Silver Mining Company, Inc., stockholders has yet to be issued.  Even though a number of stockholders have elected not to return their shares upon the merger, the Company is holding approximately 60,000 shares to be delivered at their request.

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

c.

In accordance with Financial Accounting Standards Board Statement No. 121,“Accounting for Impairment of Long-Lived Assets,” the Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable.  Management does not believe that any impairment adjustment is needed to the carrying value of assets at December 31, 2002.

d.

Property and equipment are stated at cost.  Buildings were depreciated on the straight-line basis and were fully depreciated at December 31, 2002 and 2001, respectively.  Machinery and furniture are generally being depreciated using accelerated methods over estimated useful lives ranging from five to ten years.

e.

Basic and diluted loss per share are computed using the weighted average number of shares outstanding during the year (5,472,460 and 4,946,956 in 2002 and 2001, respectively).  Stock options and warrants outstanding and issuable shares are antidilutive and are not considered in the computation.

f.

Cash and cash equivalents include cash on hand, cash in banks, and investments in money market funds.

Mines Management, Inc. and Subsidiary

Notes to Consolidated Financial Statements

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

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

NOTE 2 — STOCKHOLDERS’ EQUITY:

Common Stock:

In 1999, the Company authorized the issuance of 90,000 shares of common stock for director fees and officer compensation.  The shares were valued at $0.25 per share, the estimated market value on the authorization date.  The shares were issued in 2002.

In 2002, the Company sold 370,000 common shares for $37,000 ($0.10 per share).  In connection with the stock sales, the Company granted warrants to purchase up to 370,000 common shares at $0.20 per share through June 10, 2003.  As of December 31, 2002, warrants for 50,000 shares had been exercised.

In 2002, the Company sold 366,000 common shares for $256,200 ($0.70 per share).  In connection with the stock sales, the Company granted warrants to purchase up to 366,200 common shares at $0.80 per share through November 23, 2003.  As of December 31, 2002, no warrants had been exercised.

In 2002, the Company issued 375,000 shares of common stock for directors’ fees and officer compensation.  The shares were valued at $0.40 per share, the fair market value on the authorization date.

In 2002, the Company issued 5,000 shares of common stock to an outside party for services.  These shares were valued at $0.20 per share, which was the fair market value at the date of issuance.

Preferred Stock:

The Company has authorized 10,000,000 shares of no-par-value preferred stock.  Through December 31, 2002, the Company had not issued any of the authorized preferred stock.

Mines Management, Inc. and Subsidiary

Notes to Consolidated Financial Statements

NOTE 3 — MINING PROPERTIES:

Mining properties are comprised of acquisition, exploration, and development costs related to the Advance and Iroquois properties in the Northport region of northeastern Washington State and the Montanore property in northwestern Montana, as shown below:

December 31,

2002

2001

Montanore

$

142,708

$

134,207

Advance

                  2,139

2,139

Iroquois

              223,834

       223,834

$            368,681

$     360,180

The Montanore property (formerly the Noxon property) located in northwestern Montana includes 18 mining claims covering 355 acres plus one five acre patented mill site.  In August 2002 the Company acquired controlling interest of the Montanore silver copper deposit in Sanders County, Montana.  The Company received a quitclaim deed from Noranda Mineral Corp. (Noranda) that elected to withdraw from the project.  The mineral rights acquired by the Company are subject to a $0.20 per ton royalty, and a 5% Net Profits royalty which would commence after the operator has recovered all of its exploration and development costs.  Between 1988 and 2002 Noranda carried out extensive geological, environmental, and engineering studies related to the project that is considered to be one of the largest silver deposits in the world.  This work led to the definition of a resource of 135 million tons containing 260 million ounces of silver and 2 billion pounds of copper.  In December 2002, the Company received a quitclaim deed to all intellectual property connected with studies that Noranda carried out on the project.

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

Mines Management, Inc. and Subsidiary

Notes to Consolidated Financial Statements

NOTE 4 — MARKETABLE SECURITIES:

The Company owns 45,000 free-trading shares of Bitterroot Resources, Ltd. (BTT) a public Canadian corporation traded on the Toronto Venture Exchange.  The shares are held as “available for sale.”  This investment is being recorded at fair market value with a corresponding adjustment to stockholders’ equity.  The 45,000 free-trading shares at December 31, 2002 and 2001, have an approximate market value of $3,133 and $846 U.S. funds, respectively.  The Company also owns 196,000 free-trading shares of Centram Exploration Ltd., a public Canadian corporation traded on the Toronto Venture Exchange.  The shares are held as “available for sale.”  The shares were received in year 2002 in exchange for administrative services provided by Mines Management, Inc.  The shares were valued at $11,165 at December 31, 2002.

NOTE 5 — STOCK OPTIONS:

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

At December 31, 2002, the following fixed plan options were outstanding:

Optionee	Number of Shares Granted	Option Price	Option Period	Expiration
Directors:
Robert L. Russell	100,000	$0.30 per share	5 years	February 22, 2004
Jack Gustavel	75,000	$0.40 per share	5 years	May 18, 2003
Roy Franklin	75,000	$0.40 per share	5 years	May 18, 2003
Robert L. Russell	60,000	$0.40 per share	5 years	September 15, 2007
Jack Gustavel	25,000	$0.40 per share	5 years	September 15, 2007
Roy Franklin	25,000	$0.40 per share	5 years	September 15, 2007
Jerry Pogue	100,000	$0.40 per share	5 years	September 15, 2007
	460,000

Under the incentive plan, the Company may grant options to purchase up to 460,000 shares of common stock.  The option price shall not be less than the fair market value on the date of grant of the shares.  Stock options shall be exercisable within ten years from the date of the grant of the option.  Options under the incentive plan vest immediately.

Mines Management, Inc. and Subsidiary

Notes to Consolidated Financial Statements

NOTE 5 — STOCK OPTIONS (continued)

At December 31, 2002, the following incentive-based plan options were outstanding:

Optionee	Number of Shares Granted	Option Price	Option Period	Expiration
William Green	100,000	$0.40 per share	5 years	May 18, 2003
William Green	100,000	$0.44 per share	5 years	September 15, 2007
Chris Broili	100,000	$0.40 per share	5 years	May 18, 2003
Glenn Dobbs	100,000	$0.82 per share	5 years	December 4, 2007
	400,000

As permitted under accounting principles generally accepted in the United States of America, option grants under the plans are accounted for following the provisions of APB Opinion No. 25 and its related interpretations.  Accordingly, no compensation cost has been recognized for the grants.  Had compensation cost been determined based on the fair value method prescribed in Statement of Financial Accounting Standards (SFAS) No. 123, the reported net loss and per-share amounts would have been increased to approximately $300,000 for 2002 ($0.0549 per share).  There is no pro forma effect on the net income for 2001.

In determining the pro forma amounts above, the value of the grants was estimated at the grant date to be $0.128 per optioned share for 2002 using the fair value method prescribed in SFAS No. 123, based on the Black Scholes option-pricing model with the following assumptions:

Dividend rate

    -0-%

Risk-free interest rate

  3.03%

Expected lives of options

 5 years

Estimated price volatility

     30%

The following summarizes option activity for the years presented:

Weighted-Average

Shares

Exercise Price

Under Option

      Per Share

Balance, at January 1, 2001

450,000

$     0.38

Issued

-

           -

Forfeited

-

           -

Exercised

             -

           -

Balance at December 31, 2001

450,000

        0.38

Issued

410,000

        0.51

Forfeited

-

            -

Exercised

            -

            - .

Balance at December 31, 2002

    860,000

$       0.44

Mines Management, Inc. and Subsidiary

Notes to Consolidated Financial Statements

NOTE 5 — STOCK OPTIONS (continued)

Options outstanding at December 31, 2002, have a remaining contractual life of approximately 2.8 years.

Subsequent to year-end December 31, 2002, the Company approved a new stock option plan.  Pursuant to the terms of the agreement, the Company authorized the issuance of 500,000 options to purchase common stock to the president and chief executive officer, Glen Dobbs.  The option price is $1.60 per share and expires five years from date of issuance.  This grant of options is subject to certain performance conditions.

Additionally, subsequent to year end, the Company issued 110,000 options to purchase common stock to two employees.  The option prices range from $1.25 to $1.60 per share and expire five years from the date of issuance.

NOTE 6 — CONCENTRATION OF CREDIT RISK:

The Company maintains its cash and cash equivalents in two financial institutions.  Balances are insured by the Federal Deposit Insurance Corporation up to $100,000 per institution.

NOTE 7 — DEFERRED INCOME TAX:

At December 31, 2002 and 2001, the Company had deferred tax assets of $115,000 and $125,000, related to tax-basis net operating loss carryforwards.  The deferred tax assets were fully reserved by a valuation allowance at each date.  Changes in the deferred tax asset valuation allowance for 2002 and 2001 relate only to corresponding changes in the deferred tax assets for those years.

At December 31, 2002, the Company had federal tax-basis net operating loss carryforwards totaling approximately $760,000, which expire in various amounts from 2003 through 2022.

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements between the Company and its accountants regarding any matter or accounting principles or practices or financial statement disclosures.  The Company elected to engage the services of LeMaster & Daniels PLLC to undertake its audit for the Year ended December 31, 2002.

PART III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Officers

Name

Age

Office with the Company

Appointed to Office

William R. Green  (1)

64

Chairman of the Board

1965

Glenn M. Dobbs (2)

60

President and Chief Executive Officer

2003

Roy G. Franklin

66

Director & Secretary/Treasurer

1988

Jack W. Gustavel

62

Director

1974

Robert L. Russell

69

Director

1999

Jerry Pogue

61

Director

1999

(1) William R. Green served as the Company’s President and Chief Executive Officer from 1965 until January 2003

(2) Glenn M. Dobbs served as the Company’s Vice-President from December 2002 until his appointment as President and Chief Executive Officer in January 2003.

Significant Employees

Chris Broili

54

Vice President - Exploration

1998

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

William R. Green is a mining engineer and geologist, and was a professor of mining engineering at the University of Idaho from 1965 to 1983.  He has been actively involved in the mining business since 1965 and is a former officer and director of Yamana Resources and currently an officer and director of Canadian public companies: Centram Exploration Ltd., Triband Enterprise Corp. and Petromin Resources Ltd., and US company Metaline Mining and Leasing Co.

Glenn Dobbs has broad experience in international finance, investment banking, natural resource financing and as a business development consultant.  Mr. Dobbs was the founder of the Alpha Commodities Fund in 1976, founder and Board Chairman of First American Bank in 1978, Dallas regional manager for Monex International, founder of the InterGold (Hedge) Fund in 1996, and a former member of the Washington State House of Representatives.  Mr. Dobbs has written and lectured extensively on precious metals sector investing, resource development and financing.

Robert L. Russell, a Professional Engineer, has been a director of the Company since March, 1999. Since September 1998 Mr. Russell has provided mining management consulting services through his consulting company, R.L. Russell Associates. Mr. Russell has held positions with Exxon Minerals and Freeport McMoRan Copper and Gold, where he served as Vice President of Mining.  Mr. Russell acted as General Manager of Freeport’s Indonesian operations, which have become the largest gold mine in the world.  From 1995 to 1998 Mr. Russell was employed by Zambia Consolidated Copper Mines, most recently as General Manager of the Nchanga Division. In that position Mr. Russell was responsible for all functions of two operating mines and several metallurgical facilities. Under Mr. Russell, the Nchanga Division had 8700 employees and produced 150,000 tons of copper and 3500 tons (about 12% of the world’s supply) of cobalt per year.

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

Jack W. Gustavel has more than 33 years experience in the banking industry and is a former member of the Board, and Director of, the Portland branch of the Federal Reserve Bank of San Francisco.  He is currently a Director and Chairman and CEO of Idaho Independent Bank.

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

Promoters and Control Person: Not Applicable

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of forms 3 and 4 and amendments thereto furnished to the Registrant pursuant to Section 240.16a-3 during the most recent fiscal year, and Form 5 and amendments thereto furnished to the Registrant with respect to the most recent fiscal year, no person who at any time during the fiscal year was a director, officer, or beneficial owner or more than ten percent of any class of equity securities of the Registrant registered pursuant to Section 12 of the Exchange Act, or any other person subject to Section 16 of the Exchange Act with respect to the Registrant because of the requirements of Section 30 of the Investment Company Act or Section 17 of the Public Utility Holding Company Act (A reporting person) failed to file on a timely basis, as disclosed in the above Forms, reports required by Section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years, except William R. Green, Roy G. Franklin, Jack A. Gustavel, Jerry G. Pogue, who had one delinquent filing and Robert L. Russell with two delinquent filings.

Audit Committee

As of the year ended December 31, 2002, the Company did not have an audit committee.

ITEM 10.

EXECUTIVE COMPENSATION

A summary of cash and other compensation for the Company’s President and Chief Executive Officer for the four most recent years is as follows:

Summary Compensation Table

Long-Term Compensation

                    Annual Compensation

         Awards

    Payouts

(a)

(b)

(c)

(d)

(e)

(f)

(g)

(h)

(i)

Name

Other

Restricted

Securities

and

Annual

Stock

Underlying

LTIP

All Other

Principal

Year

Salary

Bonus

Comp.

Awards(1)

Options/

Payouts

Comp.

Position

 ($)

 ($)

 ($)

($)

SARs(#)

($)

($)

William R. Green

2000           $  1,300    $0

$0

$ 0

-0-

$0

$  0

President and

2001

$   9,500      $0

$0

$ 0

-0-

$0

$   0

Director

2002

$13,649     $0

$0

$30,000

100,000

$0

$  0

Option/SAR Grants In Last Fiscal Year

Individual Grants

(a) Name	(b) Number of Securities Underlying Options/SARs Granted (#)	(c) % of Total Options/SARs Granted to Employees in Fiscal Year	(d) Exercise or Base Price ($/Sh)	(e) Expiration Date
William R. Green	100,000	100%	$0.40	9/28/07

Director Compensation For Last Fiscal Year

During the fiscal year ended December 31, 2002 each of the Company’s six directors (including its President, in his capacity as a director) was granted an annual directors’ fee of 25,000 shares of restricted Common Stock. In addition, annual directors’ fees of 25,000 shares of restricted Common Stock were retroactively awarded for the fiscal years ended December 31, 2000 and 2001. At the date of the grant the market value of the Company’s Common Stock was $0.40 per share. Stock option grants were made to certain directors as follows:  Jerry G. Pogue 100,000 options, Robert L. Russell 60,000 options, Jack W. Gustavel 25,000 options and Roy G. Franklin 25,000. All options were fully vested and immediately exercisable. The exercise price of the options is $0.40 and the expiration date is September 28, 2007.

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

The following table sets forth information as of  March 31, 2003 regarding any person known to the Company to be the beneficial owner of more than five percent of any class of the Company’s voting securities.

Title of Class	Name of Beneficial owner	Amount and nature of Beneficial Ownership	Percent of Class (1)
Common	William R. Green	882,500 (2)	10.6%
Common	Glenn M. Dobbs	706,000 (3)	8.4%

(1)

Based on 8,358,956 shares outstanding on a fully diluted basis

(2)

Includes options to acquire 200,000 shares

(3)

Includes options to acquire 600,000 shares

Security Ownership of Management

The following table sets forth certain information as of March 31, 2003 regarding the number and percentage of shares of Common Stock of the Company or any of its parents or subsidiaries beneficially owned (as such term is defined in Rule 13d-3 under the Exchange Act) by each director, each of the named executive officers and directors and executive officers as a group:

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class(1)
Common	Glenn M. Dobbs	706,000 (2)	8.4%
Common	William R. Green	882,500 (3)	10.6%
Common	Jack W. Gustavel	279,500 (4)	3.3%
Common	Roy G. Franklin	266,229 (5)	3.2%
Common	Robert R. Russell	250,000 (6)	3.0%
Common	Jerry G. Pogue	190,000 (7)	2.3%
Common	Total of all officers and directors (6 individuals)	2,574,229 (8)	30.8%

(1)

Based on 8,358,956 shares outstanding on a fully diluted basis

(2)

Include options to acquire 600,000 shares and

(3)

Include options to acquire 200,000 shares

(4)

Include options to acquire 100,000 shares

(5)

Include options to acquire 100,000 shares

(6)

Include options to acquire 160,000shares

(7)

Include options to acquire 100,000  shares

(8)

Include options to acquire shares set forth above

Changes in Control

There are no arrangements known to the Registrant the operation of which may at a subsequent time result in the change of control of the Registrant.

ITEM 12.

  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On January 15, 2003 the Company entered onto a severance agreement with Dr. William R. Green. Dr. Green had served as the President of the Company since 1965. Under the terms of the severance agreement, Dr. Green remains an employee of the Company until April 30, 2003 to assist in the transition of the new President and Chief Executive Officer. Thereafter, Dr. Green will receive the sum of $60,000 per year, payable in monthly installments, for the next 36 months.

Except as set forth above, there have been no transactions or series of transactions, or proposed transactions during the last two years to which the Registrant is a party in which any director, nominee for election as a director, executive officer or beneficial owner of five percent or more of the Registrant’s common stock, or any member of the immediate family of the foregoing had or is to have a direct or indirect material interest exceeding $60,000.

ITEM 13.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON

FORM 8-K.

(a) the  following documents are filed as part of the report:

1. Financial Statements

Accountants' Report

Consolidated Balance Sheets

December 31,  2002 and  2001

Consolidated Statements of Operations and Comprehensive Income

for the years ended December 31,  2002 and 2001

Consolidated Statement of Changes in Stockholders' Equity

for the years ending December 31,  2002, and  2001

Consolidated Statements of Cash Flows

for the years ending December 31,  2002, and  2001

Notes to  Financial Statements

2. Exhibits required by Item 601

(2)

Plan of Acquisition, reorganization, arrangement,

liquidation or succession.(1)

(3)(i)

Articles of Incorporation (2)

(3)(ii)

Bylaws. (2)

(4)

Instruments defining the rights of security holders,

including indentures. (1)

(9)

Voting trust agreements. (1)

(10)

Material contracts. (z)

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

(23)

Consents of Experts and counsel.

(24)

Power of Attorney.

(1)

99(a) Certification of Principal Executive Officer

99(b) Certification of Principal Financial Officer

(1) These items have either been omitted or are not applicable

(2) Incorporated by reference to previous filing

(b)

Reports on Form 8-K.  No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

ITEM 14

CONTROLS AND PROCEDURES

The Registrant’s President and Principal Accounting Officer have evaluated the Registrant’s disclosure controls and procedures within 90 days of the filing date of this annual report.  Based upon this evaluation, the Registrant’s President and principal Accounting Officer concluded that the Registrant’s disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange commission.

There were no significant changes in the Registrant’s internal controls or, to the knowledge of the management of the Registrant, in other factors that could significantly affect these controls subsequent to the evaluation date.

SIGNATURES

In accordance with  Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MINES MANAGEMENT, INC.

/s/Glenn Dobbs

By:

Date:

April    14, 2003

GLENN DOBBS

President (Principal Executive Officer)

/s/Roy G. Franklin

By

Date:

April    14, 2003

ROY G. FRANKLIN

Treasurer  (Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/William R. Green

Date:

April    14, 2003

WILLIAM R. GREEN, Director

/s/Roy G. Franklin

Date:

April    14, 2003

ROY G. FRANKLIN, Director

/s/Jack W. Gustavel

Date:

April    14, 2003

JACK W. GUSTAVEL, Director

/s/Robert L. Russell

Date:

April    14, 2003

ROBERT L .RUSSELL, Director

/s/Jerry G. Pogue

Date:

April    14, 2003

JERRY G. POGUE, Director

CERTIFICATIONS

I, Glenn Dobbs, certify that:

1.

I have reviewed this annual report on Form 10KSB of Mines Management, Inc.;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)

evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

(c)

presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

(a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b)

any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.

The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: April 14, 2003

___________________________________

Glenn Dobbs, Principal Executive Officer

CERTIFICATIONS

I, Roy G. Franklin, certify that:

1.

I have reviewed this annual report on Form 10KSB of Mines Management, Inc.;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)

evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

(c)

presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

(a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b)

any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.

The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: April 14, 2003

___________________________________

Roy G. Franklin, Principal Financial Officer