Form 10QSB
period 2003-03-31
MINES MANAGEMENT INC
filed 2003-05-15
CIK 66649

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Yes    r          No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.  6,638,671

Transitional Small Business Disclosure Format (check one);

Yes          No     r

MINES MANAGEMENT, INC.

FORM 10-QSB

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

PART I. - FINANCIAL INFORMATION

The Registrant falls within the provisions of Rule 13a-13(c)(2) of the Securities Exchange Act of 1934, as amended, and claims exemption thereunder from the requirement to file Part I.

Item 3.  Controls and Procedures

Within the 90 days prior to the date of this report, the company carried out an evaluation, under the supervision and with the participation of the company's management, including the company's principal executive officer and principal financial officer, of the effectiveness of the design and operation of the company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based upon that evaluation, the principal executive officer and principal financial officer concluded that the company's disclosure controls and procedures are effective in timely alerting them to material information relating to the company required to be included in the company's periodic SEC filings.

PART II. - OTHER INFORMATION

Items deleted are not applicable

Item 6.

Exhibits and Reports on Form 8-K

(a)

Exhibits

Exhibit 99.1 – Certification of Glenn Dobbs, Chief Executive Officer

Exhibit 99.2 – Certification of Roy B. Franlkin, Chief Financial Officer

(b)

Reports of Form 8-K

During the quarter ended March 31, 2003 the Company filed no Current Reports on Form 8-K.

SIGNATURES

In accordance with Section 13 or 15(d)  of the  Exchange Act  the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MINES MANAGEMENT, INC.

/s/ Glenn Dobbs

By:

Date:  May 14, 2003

Glenn Dobbs, President

/s/ Roy G. Franklin

By:

Date:  May 14, 2003

Roy G.  Franklin, Chief Financial Officer

CERTIFICATIONS

I, Glenn Dobbs, certify that:

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

Date:  May 14, 2003

/s/ Glenn Dobbs

Glenn Dobbs, President

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

Date:  May 14 2003

/s/ Roy G. Franklin

Roy G. Franklin, Chief Financial Officer

EXHIBITS

99.1 Certification of Glenn Dobbs, Chief Executive Officer

99.2 Certification of Roy G. Franklin, Principal Financial Officer