Form 10QSB
period 2003-06-30
MINES MANAGEMENT INC
filed 2003-08-15
CIK 66649

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

[    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                                    to

Commission file number            000-29786

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

Yes    [X]     No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 7,686,898 shares of Common Stock outstanding as of August 14, 2003

Transitional Small Business Disclosure Format (check one);

Yes          No     [X]

MINES MANAGEMENT, INC.

FORM 10-QSB

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

PART I. - FINANCIAL INFORMATION

The Registrant falls within the provisions of Rule 13a-13(c)(2) of the Securities Exchange Act of 1934, as amended, and claims exemption thereunder from the requirement to file Part I.

PART II. - OTHER INFORMATION

Items deleted are not applicable

Item 2. Changes in Securities

During the Quarter ended June 30, 2003 the Company conducted a private placement of its securities. The Company sold 514,965 units at a price of $1.40 per unit. Gross proceeds of the offering were $ 720,951. Each Unit consisted of one share of Common Stock and one Common Stock Purchase Warrant, exercisable for two years from the date of issue, to purchase one additional share of Common Stock at a price of $1.50 per share.

The securities were offered for sale by the Company’s officers and directors. No sales commissions or selling concessions were paid in connection with the sale of the securities.

The securities were offered pursuant to exemptions from registration under Regulation S and Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended. There was a total of eight purchasers each of whom were accredited investors. A legend was placed on each certificate indicating that the shares had not been registered and were restricted from resale.

Item 5. Other Information

On July 3, 2003 Jack Gustavel resigned as a Director of the Corporation. On July 9, 2003 Glenn M. Dobbs was appointed to fill the vacancy on the Board of Directors for the remainder of the term.

Item 6. Exhibits and Reports on Form 8K.

(a)

Exhibits

Exhibit 31.1 – Certification required by Rule 13a-14(a) or Rule 15d-14(a), Dobbs

Exhibit 31.2 – Certification required by Rule 13a-14(a) or Rule 15d-14(a), Franklin

Exhibit 32.1 – Certification required by Rule 13a-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, Dobbs

Exhibit 32.2 – Certification required by Rule 13a-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, Franklin

 (b) Reports on Form 8K. – During the quarter ended June 30, 2003 the Company filed no Current Reports on Form 8-K.

SIGNATURES

In accordance with Section 13 or 15(d)  of the  Exchange Act  the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MINES MANAGEMENT, INC.

/s/ Glenn M. Dobbs

By:

Date:  August 14, 2003

Glenn M. Dobbs, Chief Executive Officer

/s/ Roy G. Franklin

By:

Date:  August 14, 2003

Roy G.  Franklin, Treasurer