Form 10QSB
period 2003-09-30
MINES MANAGEMENT INC
filed 2003-11-14
CIK 66649

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Yes    [X]     No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 8,403,290 shares of Common Stock outstanding as of November13, 2003

Transitional Small Business Disclosure Format (check one);

Yes          No     [X]

MINES MANAGEMENT, INC.

FORM 10-QSB

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

PART I. - FINANCIAL INFORMATION

The Registrant falls within the provisions of Rule 13a-13(c)(2) of the Securities Exchange Act of 1934, as amended, and claims exemption thereunder from the requirement to file Part I.

PART II. - OTHER INFORMATION

Items deleted are not applicable

Item 2. Changes in Securities

During the Quarter ended September 30, 2003 the Company completed a private placement of its securities. Units of the Company’s $.01 par value common stock were offered at a price of $1.10 per Unit. Each Unit consisted of one share of common stock and one common stock purchase warrant, exercisable for two years from the date of issue, to purchase one additional share of common stock at a price of $1.20 per share.  The offering price represented a re-pricing of a private placement which had continued into the third quarter. A total of 496,592 Units were sold during the third quarter resulting in gross proceeds to the Company of $546,520. As a result of the re-pricing an additional 140,450 Units were issued to previous purchasers in the private placement.

The Units were offered for sale by the Company’s officers and directors. A finders’ fees in the amount of $41,250 was paid to an unaffiliated third party in connection with the sale of the Units.

The Units were offered pursuant to exemptions from registration under Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended. There were a total of seventeen purchasers, each of whom was an accredited investor. A legend was placed on each certificate indicating that the shares had not been registered and were restricted from resale.

During the third quarter 55,000 shares of restricted common stock were issued pursuant to persons who exercised outstanding common stock purchase warrants. The exercise price of the warrants was $0.80 resulting in proceeds to the Company of $44,000. No sales commissions or selling concessions were paid in connection with exercise of the warrants. The warrants were originally sold as part of a Unit offered pursuant to exemptions from registration under Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended.

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting on October 6, 2003. The following sets forth the results of the election of Directors and each other matter considered at the Annual Meeting of Shareholders.

1.

Election of Directors

Nominee

For

Withhold

Glenn M. Dobbs

5,953,383

226,473

Roy G. Franklin

6,008,037

171,819

William R. Green

5,399,934

779,922

Jerry Pogue

4,381,478

1,798,376

Robert L. Russell

6,166,783

  13,073

2.

AMENDMENT TO ARTICLES OF INCORPORATION ELIMINATING FIXED

NUMBERS OF DIRECTORS AND PROVIDING FOR SIZE OF BOARD OF

DIRECTORS TO BE SET FORTH IN BYLAWS.

For

Against

Abstain

Broker Non Votes

5,980,581

63,724

118,901

16,650

3.

APPROVAL OF STOCK OPTION PLAN.

For

Against

Abstain

Broker Non Votes

 3,748,316

954,879

  24,842

1,451,819

Outstanding votable shares:

 8,153,490

Total voted shares represented by proxy:

 6,179,856

Percentage of the outstanding votable shares:

      75.79%

ITEM 5. Other Information

Subsequent to the election of Directors, William R. Green resigned as a director of the Company. No person has been appointed to fill the vacancy created by Mr. Green’s resignation.

Item 6. Exhibits and Reports on Form 8K.

(a)

Exhibits

Exhibit 31.1 – Certification required by Rule 13a-14(a) or Rule 15d-14(a), Glenn M. Dobbs

Exhibit 31.2 – Certification required by Rule 13a-14(a) or Rule 15d-14(a), Roy G. Franklin

Exhibit 32.1 – Certification required by Rule 13a-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, Glenn M. Dobbs

Exhibit 32.2 – Certification required by Rule 13a-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, Roy G. Franklin

 (b) Reports on Form 8K. – During the quarter ended September 30, 2003 the Company filed no Current Reports on Form 8-K.

SIGNATURES

In accordance with Section 13 or 15(d)  of the  Exchange Act  the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MINES MANAGEMENT, INC.

/s/ Glenn M. Dobbs

By:

Date:  November 13, 2003

Glenn M. Dobbs, Chief Executive Officer

/s/ Roy G. Franklin

By:

Date:  November 13, 2003

Roy G.  Franklin, Treasurer

INDEX TO EXHIBITS

Exhibit 31.1 – Certification required by Rule 13a-14(a) or Rule 15d-14(a), Glenn M. Dobbs

Exhibit 31.2 – Certification required by Rule 13a-14(a) or Rule 15d-14(a), Roy G. Franklin

Exhibit 32.1 – Certification Required by Rule 13a-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, Glenn M. Dobbs

Exhibit 32.2 – Certification Required by Rule 13a-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, Roy G. Franklin