Form 10KSB
period 2003-12-31
MINES MANAGEMENT INC
filed 2004-03-01
CIK 66649

OMB APPROVAL
OMB Number: 3235-0420 Expires: April 30, 2006 Estimated average burden hours per response: 1646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 – KSB

(Mark One)

_X_   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended December 31, 2003

OR

___   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF

         1934  For the transition period from

Commission File Number        000-29786

MINES MANAGEMENT, INC.

(Exact Name of Registrant as specified in its charter)

IDAHO (State or other jurisdiction of incorporation or organization)	91-0538859 (I.R.S. Employer Identification Number)

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

State issuer’s revenues for its most recent fiscal year.                 $6,038

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.  Based upon the price at which the common equity was sold at February 20, 2004 ($7.30) the aggregate market value was                          $65,530,596

State the number of shares outstanding of each of the issuer’s classes of common equity as of February 24, 2004,          9,874,708 shares              of Common Stock

DOCUMENTS INCORPORATED BY REFERENCE: None

Transitional Small Business Disclosure Format (check one):   Yes (    )       No(X)

SEC 2337 (12-03)	Persons who potentially are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

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

The Company continues to hold its Iroquois and Advance zinc-lead properties in Washington on a care and maintenance basis.

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

Employees

During the year ending December 31, 2003, the Company had three full-time employees located in Spokane, Washington. The Company’s employees are not subject to a union labor contract or collective bargaining agreement. On occasion, directors perform consulting services to the Company at their usual and customary rates.

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

Permitting

In the ordinary course of business, mining companies are required to seek governmental permits for expansion of existing operations or for the commencement of new operations. The Company will be required to obtain numerous permits for its Montanore Project. Obtaining the necessary governmental permits is a complex and time-consuming process involving numerous jurisdictions and often involving public hearings and costly undertakings.t.  The duration and success of the Company’s efforts to obtain permits are contingent upon many variables not within its control. Obtaining environmental protection permits, including the approval of reclamation plans, may increase costs and cause delays depending on the nature of the activity to be permitted and the interpretation of applicable requirements implemented by the permitting authority.  There can be no assurance that all necessary permits will be obtained and, if obtained, that the costs involved will not exceed those that had been previously estimated.  It is possible that the costs and delays associated with the compliance with such standards and regulations could become such that the Company would not proceed with the development or operation of a mine or mines.

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

2003

$5.95

$3.34

$1.04

$0.68

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

Title to Properties

Although the Montanore deposit is held by patented mining claims, a significant portion of the Company’s holdings consist of unpatented lode and mill site claims.  The validity of unpatented mining claims is often uncertain, and such validity is always subject to contest.  Unpatented mining claims are unique property interests and are generally considered subject to greater title risk than patented mining claims, or real property interests that are owned in fee simple.  The Company has not filed a patent application for any of unpatented claims that are located on federal public lands in the United States and, under possible future legislation to change the General Mining Law, patents may be hard to obtain.  Although the Company has attempted to acquire satisfactory title to its undeveloped properties, the Company does not generally obtain title opinions until financing is sought to develop a property, with the attendant risk that title to some properties, particularly title to undeveloped properties, may be defective.

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

The Montanore deposit has been defined as being at least 12,500 feet long and varies between 500 and 4,000 feet in width.  The long axis of the deposit trends in a northwesterly direction parallel with a regional fault that bounds the mineralization of the southwest.  The deposit dips approximately 12 degrees to the northwest, parallel with its long axis.  Mineralization occurs within two mineralized beds over much of the deposit’s length.  Overall the upper zone averages 29.9 feet in thickness and the lower zone 34.8 feet.  Unmineralized strata between beds varies between 20 and 200 feet thick.  On the basis of 27 surface drill holes Noranda has reported a deposit containing and estimated 135 million tons and averaging 0.74% copper and 1.92 ounces of silver to the ton.  The deposit remains open to the Northwest within the Company’s extra-lateral rights.

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

In late 1989, Noranda began a major tunneling program from a point east of the Cabinet Wilderness Area.  The purpose of the program was to more accurately define and develop a portion of the deposit containing approximately 30 million tons.  The proposed work was to include a 3-mile long decline and approximately 2,000 feet of lateral development in the vicinity of the deposit.  Close spaced drilling was planned from these workings and bulk metallurgical samples were to be taken during this phase.  In December 1991, tunneling was stopped at approximately 14,000 feet, or about 2,000 feet short of the deposit, pending the completion of the project’s Environmental Impact Statement (EIS).  Also during the year Noranda completed the process to acquire patents to the two “apex” claims controlling the deposit.

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

In 2002, Noranda gave notice to the Company that it was abandoning its rights to the project.  Under terms of its agreement Noranda was bound to quit claim deed any claims that overlapped the original Heidelberg claims to the Company.  As the newly patented apex claims were overlapping, Noranda deeded these key claims to the Company’s subsidiary, Newhi, Inc. in August 2002. The mineral rights acquired by the Company are subject to a $0.20 per ton royalty, and a 5% Net Profits royalty  which would commence after the operator has recovered all of its exploration and development costs. In December 2002, Noranda gave the Company a quit claim deed to all geologic, environmental, and engineering data generated during their 14 year management of the project.  Over 70,000 feet of drill core were deeded to the Company in addition to the intellectual property.

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

Zones of brecciation are found throughout the Metaline Limestone and are often, but not always, the location of zinc and lead sulfide mineralization.  These features are predominantly stratabound and have gradational, often irregular borders.  Individual breccia bodies are crudely lensoid in cross section and have third dimensions that attain considerable length.  The zones often occur in an enechelon, and sometimes interconnected, pattern.  A variety of evidence suggests that the breccia bodies are solution collapse features controlled by favorable stratigraphy or lithologic facies.

Mineralization consists of irregular bands, lenses, and fine disseminations of sphalerite and galena accompanied by varying amounts of pyrite.  The mineralization is considered to have been localized by permeable zones within and peripheral to breccia bodies created by solution collapse. The sulfide minerals are found in white dolomite that makes up the breccia matrix and fills other voids, and also as selective replacements of the host carbonate rocks.  Individual deposits have irregular gradational borders and are crudely lensoidal to oval in outline. Their elongated third dimension parallels the regional strike of the host rocks, and often plunge at low angles.  Cross sectional widths up to 80 feet and heights of as much as 150 feet have been noted in the more prominent zones.  Lengths of mineralization vary up to 650 feet.  The deposits have a tendency to occur together in an enechelon pattern over a stratigraphic interval of as much as 300 feet.  Such groupings of deposits may be more or less interconnected and have composite lengths of as much as 5000 feet.  Metal values generally decrease outward thus necessitating a border to be established by economic consideration.  Although individual sample values within a deposit may be as high as 20% zinc, average values for a deposit will usually range up to 7% zinc and 1% lead depending upon the “assay border” selected.

The Advance property consists of 720 acres of patented mineral rights, located approximately 5 miles east of the town of Northport.  The property is reached from Northport, the nearest town, by taking the paved Deep Lake road south for 4 miles to the graveled Black Canyon road and thence north for 3 miles.  The Metaline Formation is the principal rock unit to crop out on the Advance property.  Exploration consisting of soil sampling, drilling, trenching, and tunneling has shown that several zones of low-grade, disseminated zinc mineralization occur on the property.  The Advance property is considered to be of an exploratory nature, and is held by the Company on a maintenance basis.

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

Oil Interests

The Company receives income from a 10.16% working interest in 4 oil wells on the Clark lease in Sumner County, Kansas.  Although the lease has now produced for more than 40 years, independent consultants calculated the Company’s 1981 share of the remaining reserves available through primary and secondary recovery to be at least 20,000 barrels.  Production since 1981 has totaled approximately 9600 barrels to the Company’s account.

ITEM 3.

LEGAL PROCEEDINGS

None

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5.

MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER  MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

The Common Stock of the Company is traded in the over the counter market on the NASDAQ supervised Bulletin Board under the symbol “MNMM”.  The following table shows the high and low closing sales prices for the Common Stock for each quarter since January 1, 2002.  The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Fiscal Year

High Closing

Low Closing

2002:

First Quarter

$0.13

$0.05

Second Quarter

$0.22

$0.05

Third Quarter

$0.83

$0.15

Fourth Quarter

$1.25

$0.73

2003:

First Quarter

$2.65

$1.60

Second Quarter

$1.80

$1.20

Third Quarter

$3.70

$3.04

Fourth Quarter

$7.25

$3.04

Holders

As of February 24, 2004 there were 1,047 shareholders of record of the Company’s common stock and approximately 1,415 additional shareholders whose shares are held through brokerage firms or other institutions.

Dividends

The Company has never paid any dividends and does not anticipate the payment of dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders	1,300,000	$3.33	-0-
Equity compensation plans not approved by shareholders	270,000	$4.73	1,230,000 (1)
Total	1,570,000		1,230,000

________________________

(1)  The Company’s 2003 Stock Option Plan has been amended  by the Board of Directors to increase the total number of options issuable pursuant to the plans from 1,200,000 to 3,000,000. The amendment to the plan will be, but has not yet been, submitted to the shareholders for approval.   Options in excess of the 1,200,000 may be granted but not exercised until receipt of shareholder approval.

Stock Option Plans

2003 Stock Option Plan

The 2003 Stock Option Plan is structured as so that both incentive stock options qualified under the Internal Revenue Code and non qualified stock options may be issued.  The Plan is administered under the auspices of the Board of Directors.  It is intended, that to the extent possible, the exercise of Stock Options will be exempt from the operation of Section 16(b) of the Securities Exchange Act of 1934, as amended.

Options are exercisable for a maximum of ten (10) years.  Transferability is prohibited except for limited circumstances regarding the demise of an Optionee. The maximum number of shares available for issue upon the exercise under the plan was originally set at 1,200,000 shares. As noted above, this number has been increased to 3,000,000 subject to shareholder approval. The number of shares issuable pursuant to the plan is subject to proportionate adjustment in the event of any stock dividend or split, recapitalization, merger, consolidation, spin-off, reorganization, combination or exchange of shares or other similar corporate change.

The option exercise price for Incentive Stock Options may be no less than the fair market value on the date of grant of the Option, except that the exercise price for any ten percent (10%) shareholder must be 110% of the fair market value on the date of grant.  The option price for the Non-Qualified Stock Options is the lowest allowable price under applicable law.

Consultant Stock Compensation Plan

The Mines Management, Inc. 2003 Consultant Stock Compensation Plan is intended to promote the interests of the Company by offering those outside consultants or advisors of the Company who assist, or, as determined in the sole discretion of the Board, can assist in the development and success of the business of the Company, the opportunity to participate in a compensation plan designed to reward them for their services and to encourage and/or retain them  to provide services to the Company.

Options are exercisable for a maximum of ten (10) years.  Transferability is prohibited except for limited circumstances regarding the demise of an Optionee. The maximum number of shares was originally set at 400,000. This number has been increased by the Board of Directors to 700,000. The number of shares issuable pursuant to the plan is subject to proportionate adjustment in the event of any stock dividend or split, recapitalization, merger, consolidation, spin-off, reorganization, combination or exchange of shares or other similar corporate change.

Recent Sales of Unregistered Securities

In February, 2004, the Company completed an offering of 1,100,000 shares of common stock at a price of $5.00 per share.  Each purchaser in the offering received a common stock purchase warrant pursuant to which the purchaser has the right to acquire up to the number of shares of common stock equal to 25% of the shares to be issued to such purchaser. The stock purchase warrants are valid to purchase shares of the Company’s common stock for a period of five years at a price of $7.25 per share. The Company has agreed to register the shares of common stock and common stock underlying the common stock purchase warrants.  Each purchaser has a right to purchaser up to 100% of any subsequent financing by the Company of its common stock or common stock equivalents for the 12 months following completion of the offering.

The Shemano Group, Inc, received a finder’s fee in the amount of seven percent of the gross proceeds ($385,000) and 165,000 common stock purchase warrants.  The warrant pricing,  terms and registration rights are identical to those rights accorded purchasers in the offering. After payment of approximately $50,000 of legal fee in connection with the offering, net proceeds to the Company were approximately $5,065,000.  As additional consideration Shemano received a right of first refusal to act as the Company’s investment banker in connection with any private placement or registered offering of any type for debt or equity of not less than $5 million for a period of one year.

The shares were offered and sold to institutional investors. None of the shares were offered by means of advertising or general solicitation. Each of the sales by the Company was made pursuant to exemptions from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) and Rule 506 of Regulation D. Each of the certificates issued in connection with the above sales contained restrictive language on its face and each certificate had a restrictive legend in substantially the following form:

THESE SECURITIES HAVE NOT BEEN REGISTERED WITH THE SECURITIES AND EXCHANGE COMMISSION OR THE SECURITIES COMMISSION OF ANY STATE IN RELIANCE UPON AN EXEMPTION FROM REGISTRATION UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE SECURITIES ACT”), AND. ACCORDINGLY, MAY NOT BE OFFERED OR SOLD EXCEPT PURSUANT TO AN EFFECTIVE REGISTRATION STATEMENT UNDER  THE SECURITIES ACT OR PURSUANT TO AN

AVAILABLE EXEMPTION FROM, OR IN A TRANSACTION NOT SUBJECT TO, THE REGISTRATION REQUIREMENTS OF THE SECURITIES ACT AND IN ACCORDANCE WITH APPLICABLE STATE SECURITIES LAWS AS EVIDENCED BY A LEGAL OPINION OF COUNSEL TO THE TRANSFEROR TO SUCH EFFECT, THE SUBSTANCE OF WHICH SHALL BE REASONABLY ACCEPTABLE TO THE COMPANY.

The Company is currently engaged in the offer and sale of up to 250,000 Units of the Company’s common stock at a price of  $5.00 per Unit. Each unit consists of one share of common stock and one common stock purchase warrant, exercisable for five years from the initial exercise date, to purchase up to 25% of the shares purchased at a price of $7.25 per share. The Company has agreed to register the shares of common stock and common stock underlying the common stock purchase warrants at the same time the securities sold by the Shemano Group are registered.

Offers and sales are being made by the officers and directors of the Company. Although the Company may pay finder’s fees in connection with the offering, no fees will be paid to officers, directors or employees of the Company.  At February 24, 2004 the Company has offered and sold 155,800 Units for gross proceeds of $779,000. The Units have been sold to 10 purchasers, each of whom is an accredited or institutional investor.

None of the shares were offered by means of advertising or general solicitation. Each of the sales by the Company was made pursuant to exemptions from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) and Rule 506 of Regulation D. Each of the certificates issued in connection with the above sales containes a restrictive legend in substantially the same form as set forth above.

ITEM 6.      MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation

The Company’s plan of operation for the next twelve months will consist of a continuing examination of the geologic, environmental, and engineering data previously generated by Noranda for the Montanore Project, including the completion of a Mining Plan and Feasibility Report, an independent resource calculation and hiring of additional technical staff.  It is anticipated that the Company will also undertake the re-permitting of the Montanore project sometime in 2004.

It is the Company’s intention to begin the process of identifying and acquiring additional properties for the exploration and development of precious and related base metals.

With the completion of the $5,500,000 private placement in February, 2004 the Company has adequate financial resources to meet its cash needs for the next twelve months.

Although the Company anticipates that it will hire additional employees during the next twelve months much of the anticipated work will be accomplished through the employment of consultants.

ITEM 7.

FINANCIAL STATEMENTS

MINES MANAGEMENT, INC.

AND SUBSIDIARY

Consolidated Financial Statements and

Independent Auditors’ Report

December 31, 2003 and 2002

Mines Management, Inc. and Subsidiary

Contents

Page

INDEPENDENT AUDITORS’ REPORT

2

FINANCIAL STATEMENTS:

Consolidated balance sheets

3

Consolidated statements of income

4

Consolidated statements of stockholders’ equity

5

Consolidated statements of cash flows

6

Notes to consolidated financial statements

7-14

INDEPENDENT AUDITORS’ REPORT

Board of Directors

Mines Management, Inc.

Spokane, Washington

We have audited the accompanying consolidated balance sheets of Mines Management, Inc. (an Idaho Corporation) and Subsidiary as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders’ equity, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mines Management, Inc. and Subsidiary as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in note 1 to the consolidated financial statements, Mines Management, Inc., changed its method of accounting for stock-based compensation in 2003.

/s/ LeMASTER & DANIELS PLLC

Spokane, Washington

February 19, 2004

Mines Management, Inc. and Subsidiary Consolidated Balance Sheets

	December 31,
	2003	2002
		(as restated)

Assets

CURRENT ASSETS:
Cash and cash equivalents	$ 282,637	$ 263,475
Accounts receivable	-	760
Interest receivable	15,742	-
Prepaid expenses	7,500	500
Total current assets	305,879	264,735

MINERAL PROPERTIES	504,492	368,681

PROPERTY AND EQUIPMENT:
Mine buildings	12,926	11,031
Equipment	44,098	44,098
Office equipment	35,141	12,596
	92,165	67,725
Less accumulated depreciation	67,061	64,858
	25,104	2,867

INVESTMENTS:
Certificates of deposit	1,000,000	-
Available-for-sale securities	54,260	14,298
	1,054,260	14,298

	$ 1,889,735	$ 650,581

See accompanying notes to financial statements.

Mines Management, Inc. and Subsidiary Consolidated Balance Sheets

	December 31,
	2003	2002
		(as restated)

Liabilities and Stockholders’ Equity

CURRENT LIABILITIES:
Accounts payable	$ 26,869	$ 43,438
State income taxes payable	800	164
Due to officer	12,583	-
Severance currently payable	60,000	-
Payroll taxes payable	8,404	1,971
Total current liabilities	108,656	45,573

OTHER LIABILITIES:
Severance payable, long term	80,000	-

Total liabilities	188,656	45,573

COMMITMENTS

STOCKHOLDERS’ EQUITY:
Common stock – 100,000,000 shares, $0.01 par value, authorized;
8,724,708 and 6,202,956 shares issued and outstanding	87,247	62,030
Preferred stock – 10,000,000 shares, no par value,
authorized	-	-
Additional paid-in capital	4,186,497	1,879,985
Retained earnings (deficit)	(2,615,760)	(1,340,140)
Accumulated other comprehensive income	43,095	3,133
Total stockholders’ equity	1,701,079	605,008

	$ 1,889,735	$ 650,581

See accompanying notes to financial statements.

Mines Management, Inc. and Subsidiary Consolidated Statements of Income

	Years Ended December 31,

	2003	2002
		(as restated)
REVENUE:
Royalties	$ 6,038	$ 5,470

OPERATING EXPENSES:
Depreciation	2,203	844
Administrative	116,024	3,770
Legal, accounting, and consulting	90,802	28,094
Miscellaneous	823	8,287
Oil and gas operating	3,208	1,442
Rent and office	47,522	6,257
Salaries, officer and staff	216,612	13,649
Taxes and licenses	21,836	5,692
Telephone	8,493	3,966
Exploration	-	7,454
Fees, filing, and licenses	24,234	25,043
Commissions	68,440	-
Directors’ and officers’ compensation	140,000	150,000
Stock option expense	560,800	52,480
Total operating expenses	1,300,997	306,978

LOSS FROM OPERATIONS	(1,294,959)	(301,508)

OTHER INCOME:
Interest	16,115	430
Miscellaneous	3,224	-
	19,339	430

NET LOSS	$(1,275,620)	$ (301,078)

NET LOSS PER SHARE	$ (0.180)	$ (0.055)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING	7,234,703	5,472,460

See accompanying notes to financial statements.

Mines Management, Inc. and Subsidiary Consolidated Statements of Stockholders’ Equity Years Ended December 31, 2003 and 2002

							Accumulated
					Additional	Retained	Other
	Common Stock		Issuable Common Stock		Paid-in	Earnings	Comprehensive
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Income	Total
BALANCES, DECEMBER 31, 2001	4,946,956	$49,470	90,000	$22,500	$1,362,365	$(1,039,062)	$846	$396,119
Common stock issued for cash	786,000	7,860	-	-	295,340	-	-	303,200
Common stock issued for services	5,000	50	-	-	1,950	-	-	2,000
Common stock issued to directors	375,000	3,750	-	-	146,250	-	-	150,000
Issuance of stock options	-	-	-	-	52,480	-	-	52,480
Issuable common stock issued	90,000	900	(90,000)	(22,500)	21,600	-	-	-
Comprehensive loss:
Adjustment to net unrealized gain
on marketable securities	-	-	-	-	-	-	2,287	2,287
Net loss	-	-	-	-	-	(301,078)	-	(301,078)
Comprehensive loss								(298,791)
BALANCES, DECEMBER 31, 2002 - restated	6,202,956	62,030	-	-	1,879,985	(1,340,140)	3,133	605,008

Common stock issued for cash	1,960,506	19,605	-	-	1,751,324	-	-	1,770,929
Exercise of stock options	561,246	5,612	-	-	(5,612)	-	-	-
Issuance of stock options	-	-	-	-	560,800	-	-	560,800
Comprehensive loss:
Adjustment to net unrealized gain
on marketable securities	-	-	-	-	-	-	39,962	39,962
Net loss	-	-	-	-	-	(1,275,620)	-	(1,275,620)
Comprehensive loss								(1,235,658)
BALANCES, DECEMBER 31, 2003	8,724,708	$87,247	-	$-	$4,186,497	$(2,615,760)	$43,095	$1,701,079

See accompanying notes to financial statements.

Mines Management, Inc. and Subsidiary Consolidated Statements of Cash Flows
	Years Ended December 31,

	2003	2002
		(as restated)
Increase (Decrease) in Cash and Cash Equivalents
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,275,620)	$ (301,078)
Adjustments to reconcile net loss to net cash
used in operating activities:
Issuance of common stock to directors	-	150,000
Issuance of common stock for services	-	2,000
Issuance of stock options	560,800	52,480
Common stock received in exchange for services performed	-	(11,165)
Depreciation	2,203	844
Changes in assets and liabilities:
Accounts receivable	760	1,764
Interest receivable	(15,742)	-
Prepaid expenses	(7,000)	-
Accounts payable	(3,986)	40,845
Severance payable	140,000	-
State income taxes payable	636	-
Payroll taxes payable	6,433	966
Net cash used in operating activities	(591,516)	(63,344)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of office equipment	(24,440)	(1,873)
Purchase of certificates of deposit	(1,000,000)	-
Increase in mineral properties	(135,811)	(8,501)
Net cash used in investing activities	(1,160,251)	(10,374)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock	1,770,929	303,200
NET INCREASE IN CASH AND CASH EQUIVALENTS	19,162	229,482
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	263,475	33,993
CASH AND CASH EQUIVALENTS, END OF YEAR	$ 282,637	$ 263,475

Supplemental Disclosure of Cash Flows Information:
Income taxes paid	$ 549	$ 150

Noncash Financing Activity:
Issue shares of common stock for services	$ -	$ 152,000

See accompanying notes to financial statements.

Mines Management, Inc. and Subsidiary

Notes to Consolidated Financial Statements

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Organization:

Mines Management, Inc. (the Company) is a publicly held Idaho corporation incorporated in 1947.  The Company acquires, explores, and develops mineral and oil properties principally in North America.  The Company performed exploration activities in South America in 2002.

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

c.

In accordance with Financial Accounting Standards Board (FASB) Statement No. 144, Accounting for Impairment of Long-Lived Assets, the Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable.  Management does not believe that any impairment adjustment is needed to the carrying value of assets at December 31, 2003.

d.

Property and equipment are stated at cost.  Buildings and leasehold improvements are depreciated on the straight-line basis over an estimated useful life of 39 years.  Machinery and furniture are generally being depreciated using accelerated methods over estimated useful lives ranging from 5 to 10 years.

e.

Basic and diluted loss per share are computed using the weighted average number of shares outstanding during the year (7,234,703 and 5,472,460 in 2003 and 2002, respectively).  Stock options and warrants outstanding are antidilutive and are not considered in the computation.

f.

Cash and cash equivalents include cash on hand, cash in banks, investments in certificates of deposit with maturities less than 90 days, and money market funds.

Mines Management, Inc. and Subsidiary

Notes to Consolidated Financial Statements

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

Summary of Significant Accounting Policies (continued):

g.

Deferred income tax is provided for differences between the bases of assets and liabilities for financial and income tax reporting.  A deferred tax asset, subject to a valuation allowance, is recognized for estimated future tax benefits of tax-basis operating losses being carried forward.

h.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results may differ from those estimates.

i.

Certain reclassifications of 2002 amounts have been made to conform with the 2003 financial statement presentation with no effect on previously reported net loss.

j.

At December 31, 2003, the Company has four stock option plans, which are described more fully in note 6.  Prior to 2003, the Company accounted for stock options issued under the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees.  No stock-based employee compensation was recognized in previously reported financial statements under APB No. 25, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of the grant. Effective January 1, 2003, the Company adopted the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, for all stock-based employee compensation.  In adopting FASB No. 123, the Company elected to restate the prior year presented (2002) to reflect the compensation cost that would have been recognized had the recognition provisions of FASB No. 123 been applied to the stock options granted for that year.  The restatement resulted in a $52,480 increase in the previously reported 2002 net loss ($0.01 per share) and in additional paid-in capital.

NOTE 2 — STOCKHOLDERS’ EQUITY:

Common Stock:

In 2002, the Company sold 370,000 common shares for $37,000 ($0.10 per share).  In connection with the stock sales, the Company granted warrants to purchase up to 370,000 common shares at $0.20 per share through June 10, 2003.  As of December 31, 2002, warrants for 50,000 shares had been exercised, and the remaining warrants for 320,000 shares were exercised in 2003.

In 2002, the Company sold 366,000 common shares for $256,200 ($0.70 per share).  In connection with the stock sales, the Company granted warrants to purchase up to 366,000 common shares at $0.80 per share through November 23, 2003.  During 2003, warrants for 316,000 were exercised.

Mines Management, Inc. and Subsidiary

Notes to Consolidated Financial Statements

NOTE 2 — STOCKHOLDERS’ EQUITY (continued):

Common Stock (continued):

In 2003, the Company sold 1,152,007 common shares for $1,267,207 ($1.10 per share).  In connection with the stock sales, the Company granted warrants to purchase up to 1,152,007 common shares at $1.20 per share through two years from the date of issue.  During 2003, warrants for 122,501 shares had been exercised.

At December 31, 2003, warrants to purchase 1,029,506 common shares at $1.20 per share were outstanding.

Preferred Stock:

The Company has authorized 10,000,000 shares of no-par-value preferred stock.  Through December 31, 2003, the Company had not issued any of the authorized preferred stock.

NOTE 3 — MINING PROPERTIES:

Mining properties are comprised of acquisition, exploration, and development costs related to the Advance and Iroquois properties in the Northport region of northeastern Washington State and the Montanore property in northwestern Montana, as shown below:

December 31,

2003

2002

Montanore

$

278,519

$

142,708

Advance

2,139

2,139

Iroquois

223,834

223,834

$

504,492

$

368,681

The Montanore property (formerly the Noxon property) located in northwestern Montana includes 18 mining claims covering 355 acres plus one 5-acre patented mill site.  In August 2002 the Company acquired controlling interest of the Montanore silver copper deposit in Sanders County, Montana.  The Company received a quitclaim deed from Noranda Mineral Corp. (Noranda) that elected to withdraw from the project.  The mineral rights acquired by the Company are subject to a $0.20 per ton royalty, and a 5% net profits royalty which would commence after the operator has recovered all of its exploration and development costs.  Between 1988 and 2002 Noranda carried out extensive geological, environmental, and engineering studies related to the project that is considered to be one of the largest silver deposits in the world.  This work led to Noranda’s definition of a resource of 135 million tons containing 260 million ounces of silver and 2 billion pounds of copper.  In December 2002, the Company received a quitclaim deed to all intellectual property connected with studies that Noranda carried out on the project.

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

Mines Management, Inc. and Subsidiary

Notes to Consolidated Financial Statements

NOTE 4 — INVESTMENTS:

The Company owns ten $100,000 certificates of deposit.  These investments mature in 2008 and earn interest at rates from 3.3% to 3.64%.

The Company owns 45,000 free-trading shares of Bitterroot Resources, Ltd. (BTT) a public Canadian corporation traded on the Toronto Venture Exchange.  The shares are held as “available for sale.”  This investment is being recorded at fair market value with a corresponding adjustment to stockholders’ equity.  The 45,000 free-trading shares at December 31, 2003 and 2002, have an approximate market value of $20,893 and $3,133 U.S. funds, respectively.  The Company also owns 196,000 free-trading shares of Centram Exploration Ltd., a public Canadian corporation traded on the Toronto Venture Exchange.  The shares are held as “available for sale.”  The shares were received in year 2002 in exchange for administrative services provided by Mines Management, Inc.  The 196,000 free-trading shares at December 31, 2003 and 2002, have an approximate market value of $33,367 and $11,165 U.S. funds, respectively.

NOTE 5 — SEVERANCE AGREEMENT:

During the year ended December 31, 2003, the Company entered into a severance agreement with a former officer.  The agreement provides for annual severance payments, payable in equal monthly installments, through April 30, 2006.  As of December 31, 2003, the Company had the following obligations under the agreement:

Years Ending

December 31,

Amount

2004

$

60,000

2005

60,000

2006

20,000

$

140,000

NOTE 6 — STOCK OPTIONS:

During the year ended December 31, 1998, the stockholders of the Company approved two stock-based compensation plans: a nonqualified stock-based compensation plan and a qualified performance-based plan.  Under the nonqualified plan, the Company may grant options to purchase up to 460,000 shares of common stock.  The option price shall not be less than the fair market value on the date of grant of the shares.  Stock options shall be exercisable within ten years from the date of the grant of the option.  Options granted under the nonqualified plan to date were fully vested upon grant.

Mines Management, Inc. and Subsidiary

Notes to Consolidated Financial Statements

NOTE 6 — STOCK OPTIONS (continued):

At December 31, 2003, the following 1998 nonqualified plan options were outstanding:

Optionee	Number of Shares Granted	Option Price	Option Period	Expiration

Directors:
Jerry Pogue	100,000	$0.40 per share	5 years	September 15, 2007

Under the 1998 qualified plan, the Company may grant options to purchase up to 460,000 shares of common stock.  The option price shall not be less than the fair market value on the date of grant of the shares.  Stock options shall be exercisable within ten years from the date of the grant of the option.  Options granted under the qualified plan to date were fully vested upon grant.

At December 31, 2003, the following 1998 qualified plan options were outstanding:

Optionee	Number of Shares Granted	Option Price	Option Period	Expiration

Glenn Dobbs	100,000	$0.82 per share	5 years	December 4, 2007

During the year ended December 31, 2003, the stockholders of the Company approved two new stock-based compensation plans – the 2003 Stock Option Plan (which includes both qualified and nonqualified options) and the 2003 Consultant Stock Compensation Plan.  Under the 2003 Stock Option Plan, the Company may grant options to purchase up to 1,200,000 shares of common stock.   Under the 2003 Consultant Stock Compensation Plan the Company may grant options to purchase up to 400,000 shares of common stock.

Under both 2003 plans the option price shall be no less than 100% of the fair market value per share on the date of grant.  Stock options shall be exercisable within ten years from the date of the grant of the option.  Vesting of the options granted under both plans is at the prerogative of the Board of Directors.  Options granted under the plans in 2003 were vested immediately except for options issued to Glenn Dobbs, President and Chairman of the Board of Directors.  Options issued to Glenn Dobbs were 50% vested at December 31, 2003, and become fully vested upon completion of certain financing arrangements.

Mines Management, Inc. and Subsidiary

Notes to Consolidated Financial Statements

NOTE 6 — STOCK OPTIONS (continued):

At December 31, 2003, the following options were outstanding under the 2003 Stock Option Plan:

Optionee	Number of Shares Granted	Option Price	Option Period	Expiration

Glenn Dobbs	500,000	$1.60 per share	5 years	March 4, 2008
Douglas Dobbs	40,000	$1.60 per share	5 years	March 4, 2008
Samantha Pitts	10,000	$1.60 per share	5 years	March 4, 2008
Roy Franklin	10,000	$1.85 per share	5 years	August 27, 2008
Bob Russell	100,000	$1.85 per share	5 years	August 27, 2008
Glenn Dobbs	100,000	$1.85 per share	5 years	August 27, 2008

	760,000

At December 31, 2003, the following options were outstanding under the 2003 Consultant Stock Compensation Plan:

Optionee	Number of Shares Granted	Option Price	Option Period	Expiration

Jerry Pogue	100,000	$1.85 per share	5 years	August 27, 2008

See note 9 regarding subsequent option grants and changes to the 2003 plans.

The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions from grants in 2002 and 2003, respectively: dividend rate of 0% for both years, price volatility of 35% and 95%, risk-free interest rates of 3.03 and 1.69, and expected lives of five years for 1998 Plan options issued before December 31, 2002, and one year for the 1998 Plan options issued during 2003, and two years for the 2003 Plan options.

Mines Management, Inc. and Subsidiary

Notes to Consolidated Financial Statements

NOTE 6 — STOCK OPTIONS (continued):

The following summarizes option activity for the years presented:

Weighted-Average

Shares

Exercise Price

Under Option

Per Share

Balance, at January 1, 2002

450,000

$

0.38

Issued

410,000

0.51

Forfeited

-

-

Exercised

         -

-

Balance at December 31, 2002

860,000

0.44

Issued

920,000

1.66

Forfeited

-

-

Exercised

(720,000)

0.46

Balance at December 31, 2003

1,060,000

$

1.49

Options outstanding at December 31, 2003, have a remaining contractual life of approximately four years.

NOTE 7 — CONCENTRATION OF CREDIT RISK:

The Company maintains its cash and cash equivalents in one financial institution.  Balances are insured by the Federal Deposit Insurance Corporation up to $100,000 per institution.

NOTE 8 — DEFERRED INCOME TAX:

At December 31, 2003 and 2002, the Company had deferred tax assets which were fully reserved by valuation allowances.  Following are the components of such assets and allowances:

December 31,

2003

2002

Deferred tax assets arising from:

Net operating loss carryforwards

$

185,000

$

114,000

Stock option compensation

96,000

8,000

Accrued severance compensation

21,000

        -

302,000

122,000

Less valuation allowance

302,000

122,000

Net deferred tax assets

$

-

$

-

Mines Management, Inc. and Subsidiary

Notes to Consolidated Financial Statements

NOTE 8 — DEFERRED INCOME TAX (continued):

For the years the presented, the effective income tax rate differed from the expected rate because of the effects of annual changes in the deferred tax asset valuation allowance.  Changes in the deferred tax asset valuation allowance for 2003 and 2002 relate only to corresponding changes in deferred tax assets for those years.

At December 31, 2002, the Company had federal tax-basis net operating loss carryforwards totaling approximately $1,230,000, which will expire in various amounts from 2004 through 2023.

NOTE 9 — SUBSEQUENT EVENTS:

Subsequent to December 31, 2003, the following events occurred:

1.

The Company completed a private placement stock offering in which 1,100,000 shares were issued at $5 per share for a total of $5,500,000 gross proceeds.  In addition, the Company granted the purchasers warrants allowing the purchase of 275,000 shares at $7.25.  The warrants expire five years from issuance.  The Company paid finder’s fee of 7% cash ($385,000) and warrants to purchase 165,000 common shares at $7.25 per share.

2.

The Company commenced (but did not close) a second private placement stock offering in which up to 250,000 shares may be issued at $5 per share.  In addition, the Company will grant one warrant for four shares sold allowing the purchase a common share at $7.25.

3.

The Board of Directors granted options to purchase 650,000 common shares under the 2003 Stock Option Plan.  The Board also approved, subject to stockholder approval, increases in the maximum number of common shares available under the 2003 Stock Option Plan to 3,000,000 shares and 700,000 shares under the 2003 Consultant Stock Compensation Plan.

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements between the Company and its accountants regarding any matter or accounting principles or practices or financial statement disclosures.  The Company elected to engage the services of LeMaster & Daniels PLLC to undertake its audit for the Year ended December 31, 2003.

ITEM 8-A.

CONTROLS AND PROCEDURES

Glenn M. Dobbs , the Registrant’s President and acting Principal Accounting Officer has evaluated the Registrant’s disclosure controls and procedures within 90 days of the filing date of this annual report.  Based upon this evaluation, the Registrant’s President and Principal Accounting Officer concluded that the Registrant’s disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange commission.

There were no significant changes in the Registrant’s internal controls or, to the knowledge of the management of the Registrant, in other factors that could significantly affect these controls subsequent to the evaluation date.

PART III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Officers

Name

Age

Office with the Company

 Appointed to Office

Glenn M. Dobbs (1)

 60

President, Chief Executive Officer

2003

and  Treasurer

Roy G. Franklin (2)(3)

 68

Director

1988

Robert L. Russell (2)(3) 70

Director

1999

Jerry Pogue

 62

Director

1999

Russell C. Babcock (3)

 67

Director

2004

________________________

(1)

Glenn M. Dobbs served as the Company’s Vice-President from December 2002 until his appointment as President and Chief Executive Officer in January 2003 and Treasurer in 2004.

(2)

Member of Compensation Committee.

(3)

Member of Audit Committee.

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

Russell C. Babcock received a B.S. degree from Lawrence College, Appleton, Wisconsin, in 1957 and an M.S. degree from the University of Wisconsin, Madison, in 1959.  He joined Kennecott’s exploration subsidiary, Bear Creek Mining Company, part time in 1956 and full time in 1959 as an exploration geologist.  He was appointed Director of Exploration for Kennecott in Salt Lake City in January, 1986.  In November, 1990, he became Chief Geologist for Kennecott.  Mr. Babcock retired from Kennecott in 1994 and is currently a consulting economic geologist, specializing in exploration for and evaluation of base and precious metal deposits worldwide.  In 2003 he was the recipient of the Society for Mining Metallurgy, and Exploration Ben Dickerson Award.

None of the Directors is also a director of any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to Section 15(d) of the Act, or of any company registered under the Investment Company Act of 1940.

No Director, or person nominated to become a Director or Executive Officer, has been involved in any legal action involving the Company during the past five years.

Promoters and Control Person: Not Applicable

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of forms 3 and 4 and amendments thereto furnished to the Registrant pursuant to Section 240.16a-3 during the most recent fiscal year, and Form 5 and amendments thereto furnished to the Registrant with respect to the most recent fiscal year, no person who at any time during the fiscal year was a director, officer, or beneficial owner or more than ten percent of any class of equity securities of the Registrant registered pursuant to Section 12 of the Exchange Act, or any other person subject to Section 16 of the Exchange Act with respect to the Registrant because of the requirements of Section 30 of the Investment Company Act or Section 17 of the Public Utility Holding Company Act (A reporting person) failed to file on a timely basis, as disclosed in the above Forms, reports required by Section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years, except William R. Green (one report, 1 transaction), Glenn Dobbs (one report, 4 transactions), Robert L  Russell (one report, 8 transactions) and Jerry Pogue (one report, 9 transactions).

Board Committees

The compensation committee, which was appointed in 2003, is composed of Messrs. Franklin and Russell. The entire board performs the functions of the Nominating  Committee.

Glenn Dobbs, Roy B. Franklin, Robert L. Russell and Jerry G. Pogue, comprising the entire Board of Directors, performed the functions of the Audit Committee during the year ended December 31, 2003. The audit committee recommends a firm of independent certified public accountants to audit the annual financial statements, discusses with the auditors and approves in advance the scope of the audit, reviews with the independent auditors their independence, the financial statements and their audit report, reviews management's administration of the system of internal accounting controls, and reviews the Company's procedures relating to business ethics. Messrs Franklin, Russell and Pogue are deemed to be independent directors as that term is defined in Rule 4200(a)(14) of the NASD’s listing standards.

Subsequent to year end the Company has appointed an audit committee comprised of Roy G. Franklin, Robert L. Russell and Russell C. Babcock.  Each member of the audit committee is deemed to be independent director as that term is defined in Rule 4200(a)(14) of the NASD’s listing standards. The Company did not have a written audit committee charter during 2003 but has adopted a written audit committee charter in connection with the appointment of the audit committee.

ITEM 10.

   EXECUTIVE COMPENSATION

A summary of cash and other compensation for the Company’s President and Chief Executive Officer for each of the Company’s last completed three fiscal years is as follows:

Summary Compensation Table

Long-Term Compensation

                      Annual Compensation

          Awards

     Payouts

(a)

(b)

(c)

(d)

(e)

(f)

(g)

(h)

(i)

Name

Other

Restricted

Securities

and

Annual

Stock

Underlying

LTIP

All Other

Principal

Year

Salary

Bonus

Comp.

Awards(1)

Options/

Payouts

Comp.

Position

 ($)

 ($)

 ($)

($)

SARs(#)

($)

($)

____________________________________________________________________________________________

William R. Green

2001

$  9,500

$0

$0

$ 0

-0-

$0

$0

President

2002

$13,649

$0

$0

$30,000

100,000

$0

$0

2003

$20,000

$0

$0

$0

-0-

$0

 $40,000

Glenn M. Dobbs

2002

$0

    $0

$0

$0

100,000

$0

$0

President and

2003

$70,000

    $0

$0

$0

600,000

$0

$0

Chief Executive Officer

Option/SAR Grants In Last Fiscal Year

Individual Grants

(a) Name	(b) Number of Securities Underlying Options/SARs Granted (#)	(c) % of Total Options/SARs Granted to Employees in Fiscal Year	(d) Exercise or Base Price ($/Sh)	(e) Expiration Date
Glenn M. Dobbs	500,000	52.1%	$1.60	03/04/08
Glenn M. Dobbs	100,000	10.4%	$1.85	08/27/08

Director Compensation For Last Fiscal Year

During the fiscal year ended December 31, 2003 each of the Company’s non-employee directors was awarded stock options as set forth in the following table.

Number of Shares Granted	Optionee	Option Price	Option Period	Expiration
10,000	Roy Franklin	$1.85 per share	5 years	August 27, 2008
100,000	Jerry Pogue(1)	$1,85 per share	5 years	August 17, 2998
100,000	Robert L. Russell	$1.85 per share	5 years	August 27, 2008
110,000	Total	$1.85 per share	5 years	August 27, 2008

__________________________________

(1)    Mr. Pogue’s options were issued in consideration for consulting services rendered to the Company.

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND     MANAGEMENT

Security Ownership of Certain Beneficial Owners

The following table sets forth information as of  February 24, 2004 regarding any person known to the Company to be the beneficial owner of more than five percent of any class of the Company’s voting securities.

Title of Class	Name of Beneficial owner	Amount and nature of Beneficial Ownership	Percent of Class (1)
Common	William R. Green	575,345	5.83%
Common	Terry Tyson	526,000	5.33%

___________________________

(1)  Based on 9,874,708 shares outstanding

Security Ownership of Management

The following table sets forth certain information as of February 24, 2004 regarding the number and percentage of shares of Common Stock of the Company or any of its parents or subsidiaries beneficially owned (as such term is defined in Rule 13d-3 under the Exchange Act) by each director, each of the named executive officers and directors and executive officers as a group:

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class(1)
Common	Glenn M. Dobbs	430,919 shares (2) 850,000 vested options	4.36%
Common	Roy G. Franklin	246,281 shares 50,000 vested options	2.49%
Common	Robert L. Russell	113,857 shares 150,000 vested options	1.15%
Common	Jerry G. Pogue	106,857 shares 250,000 vested options	1.08%
Common	Russell C. Babcock	-- 25,000 vested options	--
Common	Total of all officers and directors (5 individuals)	897,914 shares 1,375,000 vested options	9.09%

______________________________

(1)

Based on 9,874,708 shares outstanding

(2)

Include 241,500 shares held of record by Intergold Fund Limited

Changes in Control

There are no arrangements known to the Registrant the operation of which may at a subsequent time result in the change of control of the Registrant.

ITEM 12.

  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On January 15, 2003 the Company entered onto a severance agreement with Dr. William R. Green. Dr. Green had served as the President of the Company since 1965. Under the terms of the severance agreement, Dr. Green remained an employee of the Company until April 30, 2003 to assist in the transition of the new President and Chief Executive Officer. Thereafter, Dr. Green will receive the sum of $60,000 per year, payable in monthly installments, for the next 36 months.

On August 18, 2004, Jerry Pogue, a director of the Company was issued options to acquire 100,000 shares of stock at a price of $1.85 per share for consulting services rendered to the Company . The options are fully vested and expire on August 17, 2008.

Douglas Dobbs, son of Glenn Dobbs, President and a director of the Company, is employed by the Company as Director of Corporate Development and Investor Relations. Douglas Dobbs was employed by the Company prior to Glenn Dobbs becoming an officer or director of the Company.  During the year ended December 31, 2003 Mr. Dobbs received a salary of  $52,000 and was granted 40,000 options exercisable for 5 years at the then market price of $1.60 per share.

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

ITEM 13.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) the  following documents are filed as part of the report:

1. Financial Statements

Accountants' Report

Consolidated Balance Sheets

December 31,  2003 and  2002

Consolidated Statements of Operations and Comprehensive Income

for the years ended December 31,  2003 and 2002

Consolidated Statement of Changes in Stockholders' Equity

for the years ended December 31,  2003, and  2002

Consolidated Statements of Cash Flows

for the years ended December 31,  2003, and  2002

Notes to  Financial Statements

2. Exhibits required by Item 601

(2)

Plan of Acquisition, reorganization, arrangement,

liquidation or succession.(1)

(3)(i)

Articles of Incorporation (2)

(3)(ii)

Bylaws. (2)

(4)

Instruments defining the rights of security holders,

including indentures.

(4) (i)

Mines Management, Inc., 1998 Stock Option Plan(2)

(4) (ii)

Mines Management, Inc., 1998 Incentive Stock Option Plan(2)

(4) (iii) Mines Management, Inc., 2003 Stock Option Plan(2)

(4) (iv)

Mines Management, Inc., 2003 Consultant Stock Compensation Plan(2)

(9)

Voting trust agreements. (1)

(1)

Material contracts.

(10)(i)

William R. Green Separation Agreement

(10)(ii)  Glenn Dobbs Executive Compensation Agreement

(11)

Statement re:  computation of per share earnings. (1)

(12)

Statements re:  computation of ratios. (1)

(13)

Annual report to security holders, Form 10Q

or quarterly report to security holders.(1)

(14)

Code of Ethics

(1)

 Rule 13a-14(a)/15d-14(a) Certifications

(31)(i)

Certification of Glenn Dobbs

(2)

Section 1350 Certifications

(32)(i)

Certification of Glenn Dobbs

(16)

Letter re:  change in certifying accountant. (1)

(18)

Letter re:  change in accounting principles .(1)

(19)

Subsidiaries of the Registrant. (2)

(22)

Publisher report regarding matters submitted

to vote of security holders. (1)

(99)

Additional Exhibits.

(99)(i)  Audit Committee Charter

(99)(ii) Form of Audit Committee Pre-approval Policies

(1) These items have either been omitted or are not applicable

(2) Incorporated by reference to previous filing

(b)

Reports on Form 8-K.  No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for professional services rendered by the Company’s principal accountant for the audit of the Company’s annual financial statements for the fiscal years ended December 31, 2003 and 2002 were $26,800 and $7,000 respectively.

Audit Related Fees

The Company incurred no fees during the last two fiscal years for assurance and related services by the Company’s principal accountant that were reasonably related to the performance of the audit of the Company’s financial statements.

Tax Fees

The Company incurred fees totaling $1,500 and $1,000 during the fiscal years ended December 31, 2003 and 2002, respectively, for professional services rendered by the Company’s principal accountant for tax compliance, tax advice and tax planning.

All Other Fees

The Company incurred no other fees during the last two fiscal years for products and services rendered by the Company’s principal accountant.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS

Not Applicable

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MINES MANAGEMENT, INC.

/s/ Glenn M. Dobbs

By:

      GLENN M. DOBBS

      President (Principal Executive Officer)

      Treasurer  (Principal Financial Officer)

Date:

February 27, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Glenn M. Dobbs

GLENN M. DOBBS, Director

Date:

February 27, 2004

/s/ Roy G. Franklin

ROY G. FRANKLIN, Director

Date:

February 27, 2004

/s/Robert L. Russell

ROBERT L. RUSSELL, Director

Date:

February 27, 2004

Jerry G;. Pogue

JERRY G. POGUE, Director

Date:

February 27, 2004