Form 10KSB/A
period 2003-12-31
MINES MANAGEMENT INC
filed 2004-03-05
CIK 66649

OMB APPROVAL
OMB Number: 3235-0420 Expires: April 30, 2006 Estimated average burden hours per response: 1646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 – KSB/A

Amendment No. 1

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

<r>

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

The Company has agreed to file a registration statement covering the above private placement shares with the Securities and Exchange Commission within seven days following the acceptance of the Company’s application to trade on the American Stock Exchange.

The following is an unaudited consolidated pro forma balance sheet as of December 31, 2003, giving effect to the funds raised during January and February 2004.

Mines Management, Inc. and Subsidiary

Notes to Consolidated Financial Statements

NOTE 9 — SUBSEQUENT EVENTS (continued):

Pro Forma

Unaudited

  Historical

Adjustment

Pro Forma

Assets

CURRENT ASSETS:

Cash and cash equivalents

$

282,637

$

5,115,000

$

5,397,637

Interest receivable

15,742

-

15,742

Prepaid expenses

             7,500

                -

           7,500

Total current assets

         305,879

      5,115,000

    5,420,879

MINERAL PROPERTIES

         504,492

               -

       504,492

PROPERTY AND EQUIPMENT:

Mine buildings

12,926

-

12,926

Equipment

44,098

-

44,098

Office equipment

           35,141

               -

         35,141

92,165

-

92,165

Less accumulated depreciation

           67,061

               -

         67,061

           25,104

               -

         25,104

INVESTMENTS:

Certificates of deposit

1,000,000

-

1,000,000

Available-for-sale securities

           54,260

               -

          54,260

      1,054,260

                -

    1,054,260

$

1,889,735

$

5,115,000

$

7,004,735

Liabilities and Stockholders’ Equity

CURRENT LIABILITIES:

Accounts payable

$

26,869

$

-

$

26,869

State income taxes payable

800

-

800

Due to officer

12,583

-

12,583

Severance currently payable

60,000

-

60,000

Payroll taxes payable

             8,404

               -

           8,404

Total current liabilities

108,656

-

108,656

OTHER LIABILITIES:

Severance payable, long term

           80,000

               -

         80,000

Total liabilities

         188,656

               -

       188,656

COMMITMENTS

STOCKHOLDERS’ EQUITY:

Common stock – 100,000,000 shares, $0.01 par value, authorized

87,247

11,000

98,247

Preferred stock – 10,000,000 shares, no par value, authorized

-

-

-

Additional paid-in capital

4,186,497

5,104,000

9,290,497

Retained earnings (deficit)

(2,615,760)

-

(2,615,760)

Accumulated other comprehensive income

           43,095

               -

         43,095

Total stockholders’ equity

      1,701,079

      5,115,000

    6,816,079

$

1,889,735

$

5,115,000

$

7,004,735

</r>

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

<r>

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

Mines Management, Inc., 1998 Incentive Stock Option Plan(2)

(4) (iii) Mines Management, Inc., 2003 Stock Option Plan(2)

(4) (iv)

Mines Management, Inc., 2003 Consultant Stock Compensation Plan(2)

(9)

Voting trust agreements. (1)

(1)

Material contracts.

(10)(i)

William R. Green Separation Agreement (2)

(10)(ii)  Glenn Dobbs Executive Compensation Agreement (2)

(11)

Statement re:  computation of per share earnings. (1)

(12)

Statements re:  computation of ratios. (1)

(13)

Annual report to security holders, Form 10Q

or quarterly report to security holders.(1)

(14)

Code of Ethics (2)

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

(99)

Additional Exhibits.

(99)(i)  Audit Committee Charter (2)

(99)(ii) Form of Audit Committee Pre-approval Policies (2)

(1) These items have either been omitted or are not applicable

(2) Incorporated by reference to previous filing

</r>

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

March 5, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Glenn M. Dobbs

GLENN M. DOBBS, Director

Date:

March 5, 2004

/s/ Roy G. Franklin

ROY G. FRANKLIN, Director

Date:

March 5, 2004

/s/Robert L. Russell

ROBERT L. RUSSELL, Director

Date:

March 5, 2004

Jerry G;. Pogue

JERRY G. POGUE, Director

Date:

March 5, 2004