Form 10QSB
period 2004-03-31
MINES MANAGEMENT INC
filed 2004-05-12
CIK 66649

OMB APPROVAL
OMB Number: 3235-0416
Expires: February 28, 2006
Estimated average burden hours per response: 182

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Yes    [X]     No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 10,159,069 shares of Common Stock outstanding as of March 31, 2004.

Transitional Small Business Disclosure Format (check one);

Yes          No     [X]

SEC 2334 (1/04)

Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

Mines Management, Inc.

Index

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

3

*Consolidated Balance Sheets-March 31, 2004 and December 31, 2003

*Consolidated Income Statements-Three Months Ended March 31,  2004 and 2003

*Consolidated Statement of Cash Flows-Three Months Ended March 31, 2004 and 2003

*Notes to Consolidated Financial Statements

Item 2.  Management’s Discussion and Analysis of Plan of Operations

9

Item 3.  Controls and Procedures

11

PART 2 - OTHER INFORMATION

Item 1.  Legal Proceedings

11

Item 2.  Unregistered sales of Equity Securities and Use of Proceeds

11

Item 5.  Other Information

12

Item 6.   Exhibits

12

Signatures

13

Part 1 – Financial Information

         Mines Management, Inc.

Item 1.  Financial Statements

Consolidated Balance Sheets

	March 31, 2004	December 31, 2003
Liabilities and Stockholders' Equity		
CURRENT LIABILITIES:		
Accounts payable	$ 198,520	$ 26,869
State income taxes payable	800	800
Due to officer	12,583	12,583
Severance currently payable	60,000	60,000
Payroll taxes payable	5,917	8,404
Total current liabilities	277,820	108,656
OTHER LIABILITIES:		
Severance payable, long term	65,000	80,000
Total liabilities	342,820	188,656
COMMITMENTS		
STOCKHOLDERS' EQUITY:		
Common stock – 100,000,000 shares, $0.01 par value, authorized; 10,159,069 and 8,724,708 shares issued and outstanding	101,590	87,247
Preferred stock – 10,000,000 shares, no par value, authorized	-	-
Additional paid-in capital	11,302,356	4,083,797
Retained earnings (deficit)	(4,177,564)	(2,513,060)
Accumulated other comprehensive income	38,415	43,095
Total stockholders' equity	7,264,797	1,701,079
	$ 7,607,617	$ 1,889,735

See accompanying notes to consolidated financial statements.

Mines Management, Inc. and Subsidiary

Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,	
	2004	2003
Increase (Decrease) in Cash and Cash Equivalents		
CASH FLOWS FROM OPERATING ACTIVITIES:		
Net loss	$ (1,561,804)	$ (390,675)
Adjustments to reconcile net loss to net cash used in operating activities:		
Issuance of stock options	1,199,000	269,400
Depreciation	2,391	550
Changes in assets and liabilities:		
Interest receivable	(8,760)	-
Prepaid expenses	(7,500)	-
Accounts payable	171,651	(21,652)
Severance payable	(15,000)	-
Payroll taxes payable	(2,487)	5,331
Net cash used in operating activities	(222,509)	(137,046)
CASH FLOWS FROM INVESTING ACTIVITIES:		
Purchase of office equipment	(10,537)	-
Increase in mineral properties	-	(37,929)
Net cash used in investing activities	(10,537)	(37,929)
CASH FLOWS FROM FINANCING ACTIVITIES:		
Proceeds from sales of common stock	5,931,202	80,000
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,698,156	(94,975)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	282,637	263,475
CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 5,980,793	$ 168,500

See accompanying notes to consolidated financial statements.

Mines Management Inc.

First Quarter 2004 Financial Reports

Notes to Unaudited Interim Consolidated Financial Statements

1.

General

In the opinion of management, the accompanying unaudited interim consolidated balance sheet, consolidated income statement, and consolidated cash flows contain all adjustments, consisting only of normal recurring accruals, necessary to present fairly, in all material respects, the financial position of Mines Management, Inc. as of March 31, 2004, and the results of its operations and its cash flows for the three month periods ended March 31, 2004 and 2003.

These unaudited interim consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statement and related footnotes included in the Company’s annual report to shareholders for the year ended December 31, 2003.

The financial statements are prepared using the same accounting policies and methods of application as those disclosed in note 1 to the Company’s consolidated financial statements for the year ended December 31, 2003.  These statements are prepared in accordance with accounting principles generally accepted in the United States.  All amounts are stated in U.S. dollars.

2.

Stockholders’ Equity

In 2003, the Company sold 1,152,007 common shares for $1,267,207 ($1.10 per share).  In connection with the stock sales, the Company granted warrants to purchase up to 1,152,007 common shares at $1.20 per share through two years from the date of issue.  During 2004, warrants for 20,455 shares were exercised.

At March 31, 2004, warrants to purchase 1,009,051 common shares at $1.20 per share were outstanding.

In 2004, the company sold 1,285,000 shares for $6,425,000 ($5.00 per share).  In connection with the stock sales, the Company granted warrants to purchase up to 511,000 common stock shares at $7.25 per share through five years from the initial exercise date. To date no warrants have been exercised.  The Company paid a cash Finders Fee of seven percent (7%) of the gross offering funds received in the Offering.  The Finder also, received 3% warrant compensation.  The warrant calculation translates to 30,000 warrants for each $1 million raised.

3.

Investments

The company invested in a Washington Trust Money Market at 1.39% per year, the current balance at March 31, 2004 of $5,920,212.

The Company owns ten $100,000 certificates of deposit. These investments mature in 2009 and earn at rates from 3.3% to 3.64%.

4.

Stock Options

The Board of Directors granted options to purchase 650,000 common shares at an exercise price of $6.42 per share representing the share price at the close of trading on February 10, 2004 under the 2003 Stock Option Plan.  The Board also, approved subject to stockholder approval, increases in maximum number of common shares available under the 2003 Stock Option to 3,000,000 share and 700,000 shares under the 2003 Consultant Stock Compensation Plan.  The above stock option grant on February 10, 2004 were cancelled and replaced by the same number of stock options at an exercise price of $4.65 per share representing the stock price as of the close of trading on May 3, 2004. This was passed by Unanimous Written Consent by the Board of Directors on May 3, 2004.

The fair market value of each grant is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:  dividend rate of 0%; price volatility of 72.5%; risk free interest rate of 1.27%; and expected life of 1 year.

Item 2.  Management Discussion- Plan of Operation

Mines Management, Inc. is a mineral development company whose primary focus is the exploration and development of silver dominant mineral deposits.  The Company owns properties in the United States in Montana and Washington State.  Its principal asset is the Montanore Silver-Copper deposit, containing an estimated 260 million ounces of silver and 2 billion pounds of copper.  The Company’s major effort during 2004 is moving forward with the permitting and development of the Montanore Property.  In doing so, we intend to:

*

Manage and conduct our business in a safe, environmentally responsible, and cost effective manner.

*

Complete the addition of several key management positions either with full-time employees or consultants.

*

Provide a work environment that promotes open communication and personal growth and development.

*

Conduct our business with integrity and honesty.

A significant step that will allow the Company to move forward was the completion of common stock financing in the first quarter, from which it received gross proceeds of $6,425,000. The investors purchased 1,285,000 shares of the Company’s common stock at a purchase price of $5.00 per share.  The investors also received warrants to purchase 511,000 shares of common stock at $7.25 per share.  Pursuant to a registration rights agreement, the Company agreed to undertake to file a registration statement with the SEC covering the shares issued to investors and the warrant shares, if the warrants are exercised.

The completion of the above financing, along with our $1.36 million beginning year funds available provides adequate working capital to fund the Company’s operating activities for the next eighteen months.

Also, in March 2004 Mines Management Inc. was approved by and listed on the American Stock Exchange (AMEX) under the trading symbol “MGN”.  This will result in increased investor exposure and the potential for higher trading volumes.  In conjunction with this new listing, the company has an active investor relations program planned for the remainder of 2004. We plan to provide timely reports on the positive direction of the Company and its plans to start the permitting process for the Montanore Project.

As part of the Company’s operating plan to strengthen senior management and its directors, Russell C. Babcock, a senior mining executive with expertise in the exploration and geologic field was appointed to the Board of Directors in March 2004.  James H. Moore was appointed as Chief Financial Officer and Treasurer in mid-April 2004, and Samantha Pitts was appointed as Corporate Secretary in early April, 2004.  This was the initial phase of the Company’s staffing plans.  Currently, positions for senior environmental/project manager, mine engineer, and a planning person are being considered and interviewed as either permanent employees or consultants.

Mines Management’s Focus in 2004

The current focus of the Company is to advance the Montanore Project along the development path towards production, utilizing the same process as would any major mining company pursuing the same project.  Due to the advanced development of the project, Mines Management benefits from the following key factors in order to fast track the project’s development:

*

World class silver-copper deposit (strategic asset mix)

*

Over $135 million of work already completed by previous owners

*

Improved  metals prices

*

Favorable relationship with state and federal agencies

*

Approved Environmental Impact Statement (EIS)

*

Foundation based on previously permitted work

Key Operating Results Expected in 2004

Revised Mine Plan

During 2003, Mines Management’s technical team undertook a concerted effort to analyze the voluminous data generated from activities conducted over nearly twenty years on the Montanore Project by previous operators.  This work will culminate in second quarter 2004 with the completion of the revised mine plan and in-house feasibility report, designed to optimize both the economics of development and operation of the project with significant improvement and reductions of the projects impact on the environment.

Completion of an Independent Resource Calculation

Mines Management, Inc. engaged an independent consultant to perform a new Montanore Project resource verification in third quarter 2003.  This will be completed by mid-year 2004.

Initiate the Permitting of the Montanore Project

Montanore was fully permitted until early 2002, with most of those permits relinquished by Noranda when the project was released back to Mines Management in August 2002.  Montanore is an underground mine that will utilize well known environmentally friendly conventional flotation recovery methods to process the ore.  The completion of the revised mine plan will allow us to contact the various state and federal agencies to re-initiate the permitting process.  In conjunction with this, we plan to hire a project / environmental manager to lead this process. We are currently searching and interviewing for this position.  A final permitting plan and schedule will be in place early in the third quarter 2004.

Definition Drilling

Mines Management has determined that a surface in-fill drilling program can be conducted with the objective of increasing the category of mineralization.  This diamond drilling program will entail approximately 40,000 feet, utilizing directional drilling technologies from the surface on patented claims.  The Company plans to initiate drilling applications in the third quarter 2004 and anticipates commencement in early 2005, at a cost of $3 to $5 million.

Mines Management’s goal is to reestablish the environmental permit status that previously existed prior to Noranda’s decision to withdraw from the project.  This effort will require acquisition of additional surface rights; filing a supplement to the original EIS; and the re-application for various mining and air quality permits.  The Company is encouraged by the political environment and discussions with regulatory agencies, and is confident of success over a two to three year time frame.  As mentioned previously, we have adequate funds to meet this operating scenario, but if we receive positive permitting responses earlier than anticipated, additional funding can be obtained for development of the Montanore Project.

Item 3. Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosures and procedures.  Based on that evaluation, our management, including the CEO and CFO, concluded that disclosure controls and procedures were effective as of March 31, 2004, ensuring that all material information required to be filled in this quarterly report has been made known to them in a timely fashion.

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2004 that has materially affected , or is reasonably likely to materially affect, our internal control over financial reporting.

Part II—Other Information

Items deleted are not applicable

Item 1.  Legal Proceedings

None

Item 2.  Unregistered sales of Equity Securities and Use of Proceeds

Mines Management, Inc. completed a common stock financing in February 2004, from which it has received gross proceeds of $6,425,000. Pursuant to a securities purchase agreement dated February 3, 2004, and subscription agreement dated February 13, 2004, investors purchased 1,285,000 shares of the Company’s common stock at a purchase price of $5.00 per share.  The investors also received warrants to purchase 511,000 of common stock at $7.25 per share, valid through five years from the initial exercise date. The Company paid a cash Finders Fee of seven percent (7%) of the gross offering funds received in the Offering.  The Finder also, received 3% warrant compensation.  The warrant calculation translates to 30,000 warrants for each $1 million raised.

Pursuant to a registration rights agreement, the Company agreed to undertake to file a registration statement with the SEC, covering the shares issued to investors and the warrant shares, if the warrants are exercised.

The issuance of such securities was exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(2) thereof.  Pursuant to a registration rights agreement, the Company agreed to undertake to file a registration statement with the SEC covering the shares issued to the investors and the warrant shares, if the warrants are exercised.

Item 5. Other Information

The stock option grant on February 10, 2004 for 650,000 shares of common stock at $6.42 per share were cancelled and replaced by the same number of stock options at an exercise price of $4.65 per share representing the stock price as of the close of trading on May 3, 2004. This was passed by Unanimous Written Consent by the Board of Directors on May 3, 2004.

Item 6.  Exhibits

31.1--Certification required by Rule 13a-14(a) or Rule 15d-14(a). Dobbs

31.2--Certification required by Rule 13a-14(a) or Rule 15d-14(a). Moore

32.1--Certification required by Rule 13a-14(a) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002,  18 U.S.C. Section 1350, Dobbs

32.2--Certification required by Rule 13a-14(a) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002,  18 U.S.C. Section 1350, Moore

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mines Management, Inc.

(Registrant)

Signature

Title

Date

/s/ Glenn M. Dobbs

_____________________    President, Chief Executive Officer and Director       May 12, 2004

Glenn M. Dobbs

/s/ James H. Moore

_____________________    Chief Financial Officer and Treasurer                       May 12, 2004

James H. Moore