Form 10QSB
period 2004-06-30
MINES MANAGEMENT INC
filed 2004-08-13
CIK 66649

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Yes    [X]     No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 10,572,836 shares of Common Stock outstanding as of June 30, 2004.

Transitional Small Business Disclosure Format (check one);

Yes          No     [X]

Mines Management, Inc.

Index

Part 1 - Financial Information

Item 1. Financial Statements (unaudited)

Consolidated Balance Sheets-June 30 , 2004 and December 31, 2003

Consolidated Income Statements-Six Months Ended June 30,  2004 and 2003

Consolidated Statement of Cash Flows-Six Months Ended June 30, 2004 and 2003

Consolidated Statements of Stockholder’s Equity-Six Months Ended June 30, 2004

Notes to Consolidated Financial Statements

Item 2.  Management’s Discussion and Analysis of Financial Conditions or Plan

of Operations

Item 3.  Controls and Procedures

Part 2 - Other Information

Item 1.  Legal Proceedings

Item  2.  Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Item  5.  Other Information

Item 6.   Exhibits

Mines Management, Inc.

Part 1 – Financial Information-

Item 1.  Financial Statements

Mines Management, Inc. and Subsidiary

Consolidated Balance Sheets

	June 30,	December 31,
	2004	2003
	(Unaudited)

Assets

CURRENT ASSETS:
Cash and cash equivalents	$ 5,962,426	$ 282,637
Interest receivable	19,300	15,742
Prepaid expenses and deposits	67,668	7,500
Total current assets	6,049,394	305,879

MINERAL PROPERTIES	504,492	504,492

PROPERTY AND EQUIPMENT:
Mine buildings	12,926	12,926
Equipment	44,098	44,098
Office equipment	56,211	35,141
	113,235	92,165
Less accumulated depreciation	72,410	67,061
	40,825	25,104

INVESTMENTS:
Certificates of deposit	1,013,457	1,000,000
Available-for-sale securities	26,463	54,260
	1,039,920	1,054,260
	$ 7,634,631	$ 1,889,735

See accompanying notes to consolidated financial statements. 3

Mines Management, Inc. and Subsidiary

Consolidated Balance Sheets

	June 30,	December 31,
	2004	2003
	(Unaudited)

Liabilities and Stockholders’ Equity

CURRENT LIABILITIES:
Accounts payable	$ 24,680	$ 26,869
State income taxes payable	800	800
Due to officer	12,583	12,583
Severance currently payable	55,000	60,000
Payroll taxes payable	6,939	8,404
Total current liabilities	100,002	108,656

OTHER LIABILITIES:
Severance payable, long term	50,000	80,000

Total liabilities	150,002	188,656

COMMITMENTS

STOCKHOLDERS’ EQUITY:
Common stock – 100,000,000 shares, $0.01 par value, authorized;
10,572,836 and 8,724,708 shares issued and outstanding	105,728	87,247
Preferred stock – 10,000,000 shares, no par value,
authorized	-	-
Additional paid-in capital	11,780,650	4,186,497
Retained earnings (deficit)	(4,417,047)	(2,615,760)
Accumulated other comprehensive income	15,298	43,095
Total stockholders’ equity	7,484,629	1,701,079

	$ 7,634,631	$ 1,889,735

See accompanying notes to consolidated financial statements. 4

Mines Management, Inc. and Subsidiary
Consolidated Statements of Income (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
REVENUE:
Royalties	$ 1,602	$ 957	$ 5,493	$ 3,468

OPERATING EXPENSES:
Depreciation	2,959	552	5,350	1,102
Administrative	84,221	24,384	143,961	46,255
Legal, accounting, and consulting	69,724	44,856	227,477	89,665
Miscellaneous	2,584	-	2,839	-
Oil and gas operating	4,366	1,061	5,393	1,617
Rent and office	15,996	21,146	31,797	27,283
Compensation, directors, officers and staff	58,164	59,158	112,477	87,821
Taxes and licenses	4,596	4,776	9,162	8,856
Telephone	1,003	1,566	1,855	6,049
Fees, filing, and licenses	1,912	15,381	80,669	16,326
Commissions	-	13,860	-	27,160
Stock option expense	34,079	-	1,233,079*	269,400
Total operating expenses	279,604	186,740	1,854,059	581,534
LOSS FROM OPERATIONS	(278,002)	(185,783)	(1,848,566)	(578,066)
OTHER INCOME:
Interest	38,519	-	47,279	-
Miscellaneous	-	1,616	-	3,224
	38,519	1,616	47,279	3,224

NET LOSS	$ (239,483)	$ (184,167)	$(1,801,287)	$(574,842)

NET LOSS PER SHARE	$ (0.02)	$ (0.03)	$ (0.19)	$ (0.09)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING	10,479,941	6,717,918	9,243,734	6,717,918

*See notes. See accompanying notes to consolidated financial statements. 5

Mines Management, Inc. and Subsidiary
Consolidated Statements of Cash Flows (unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Increase (Decrease) in Cash and Cash Equivalents
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(239,483)	$(184,167)	$(1,801,287)	$(574,842)
Adjustments to reconcile net loss to net cash
used in operating activities:
Issuance of stock options	34,079	-	1,233,079	269,400
Depreciation	2,958	552	5,349	1,102
Changes in assets and liabilities:
Interest receivable	5,202	-	(3,558)	-
Accounts receivable	-	(500)	-	(500)
Prepaid expenses	(52,668)	-	(60,168)	-
Accounts payable	(173,840)	-	(2,189)	(21,652)
Severance payable	(20,000)	-	(35,000)	-
Payroll taxes payable	1,022	(1,195)	(1,465)	4,136
Net cash used in operating activities	(442,730)	(185,310)	(665,239)	(322,356)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of office equipment	(10,533)	(1,251)	(21,070)	(1,251)
Purchase of certificates of deposit	(13,457)	-	(13,457)
Increase in mineral properties	-	-	-	(37,929)
Net cash used in investing activities	(23,990)	(1,251)	(34,527)	(39,180)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock	448,353	784,886	6,379,555	864,886
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(18,367)	598,325	5,679,789	503,350
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,980,793	168,500	282,637	263,475
CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,962,426	$766,825	$5,962,426	$ 766,825
See accompanying notes to consolidated financial statements. 6

Mines Management, Inc. and Subsidiary Consolidated Statements of Stockholders’ Equity Six Months Ended June 30, 2004

					Accumulated
			Additional	Retained	Other
	Common Stock		Paid-in	Earnings	Comprehensive
	Shares	Amount	Capital	(Deficit)	Income	Total

BALANCES, DECEMBER 31, 2003	8,724,708	$87,247	$ 4,186,497	$(2,615,760)	$ 43,095	$1,701,079

Common stock issued for cash	1,679,093	16,791	6,362,764	-	-	6,379,555
Exercise of stock options	168,685	1,687	(1,687)	-	-	-
Issuance of stock options	-	-	1,233,079	-	-	1,233,079
Issuance of stock for Heidelberg shares	350	3	(3)	-	-	-
Comprehensive loss:
Adjustment to net unrealized gain
on marketable securities	-	-	-	-	(27,797)	(27,797)
Net loss	-	-	-	(1,801,287)	-	(1,801,287)
Comprehensive loss						(2,027,689)

BALANCES, JUNE 30, 2004	10,572,836	$105,728	$11,780,650	$(4,417,047)	$ 15,298	$7,484,629

See accompanying notes to consolidated financial statements. 7

Mines Management Inc.

Second Quarter 2004 Financial Reports

Notes to Unaudited Interim Consolidated Financial Statements

1.

General

In the opinion of management, the accompanying unaudited interim consolidated balance sheet, consolidated income statement, and consolidated cash flows contain all adjustments, consisting only of normal recurring accruals, necessary to present fairly, in all material respects, the financial position of Mines Management, Inc. as of June 30, 2004, and the results of its operations and its cash flows for the three month periods ended June 30, 2004 and 2003; and the six month periods ending June 30, 2004 and 2003.

These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s annual report on form 10-KSBA (“the 2003 10-KSBA) to shareholders for the year ended December 31, 2003.

The financial statements are prepared using the same accounting policies and methods of application as those disclosed in the notes to the Company’s audited financial statements for the year ended December 31, 2003.  These statements are prepared in accordance with accounting principles generally accepted in the United States.  All amounts are stated in U.S. dollars.

2.

Stockholders’ Equity

In 2003, the Company sold 1,152,007 common shares for $1,267,207 ($1.10 per share).  In connection with the stock sales, the Company granted warrants to purchase up to 1,152,007 common shares at $1.20 per share through two years from the date of issue.  During 2004, warrants for 373,638 shares have been exercised.

At June 30, 2004, warrants to purchase 635,413 common shares at $1.20 per share were outstanding.

In 2004, the company sold 1,285,000 shares for $6,425,000 ($5.00 per share).  In connection with the stock sales, the Company granted warrants to purchase up to 511,000 common stock shares at $7.25 per share through five years from the initial exercise date. To date no warrants have been purchased.  The Company paid a cash Finders Fee of seven percent (7%) of the gross offering funds received in the Offering.  The Finder also, received 3% warrant compensation.  The warrant calculation translates to 30,000 warrants for each $1 million raised.

3.

Investments

The company invested in a Washington Trust Money Market at 1.39% per year, the current balance at June 30, 2004 of $5,531,233.

The Company owns four $103,364.25 certificates of deposit and six $100,000 certificates of deposit for a total of $1,013,457. These investments mature in 2009 and earn at rates from 3.3% to 3.64%.

4.

Stock Options

The Board of Directors granted options to purchase 650,000 common shares at an exercise price of $6.42 per share representing the share price at the close of trading on February 10, 2004 under the 2003 Stock Option Plan. The above stock option grants on February 10, 2004 were cancelled and replaced by the same number of stock options at an exercise price of $4.65 per share representing the stock price as of the close of trading on May 3, 2004. This was passed by Unanimous Written Consent by the Board of Directors on May 3, 2004.  The Board of Directors granted options to purchase 30,000 common shares at an exercise price of $3.95 on June 22, 2004, 25,000 were granted to James H. Moore the Chief Financial Officer and 5000 granted to a senior administrative person.

The fair market value of each grant is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:  dividend rate of 0%; price volatility of 72.5%; risk free interest rate of 1.27%; and expected life of 1 year.

Item 2.  Management Discussion and Analysis of Financial Conditions or Plan of Operation

Management’s discussion and analysis (MD&A) for the second quarter focuses on significant factors that affected Mines Management's performance and such factors that may affect its performance in the future.  The MD&A should be read in conjunction with the unaudited  financial statements for the three months and six months ended June 30, 2004.

Plan of Operations-Second Quarter Highlights

*

Strong cash position-over $6.9 million

*

Initial meetings with Forest Service and State of Montana to discuss re-permitting Montanore Project

*

Completion of interim revised mine plan for Montanore Project

*

Initiated Investor Relation Program to introduce Mines Management to Institutional Investors

*

Implementation of company’s plan to strengthen senior and technical management

In the second quarter 2004, Mines Management’s investors exercised warrants adding over four hundred thousand dollars to the company's treasury. This, coupled with a $6.4 million financing in the first quarter gives the company more than $6.9 million in cash and certificates of deposit.  Existing cash reserves should be sufficient working capital for the next twenty-four months of operation.

The company participated in preliminary discussions with the Forest Service and Montana State Department of Environmental Quality in June 2004 to as an initial step toward re-permitting the Montanore Project.  Hiring an experienced Vice President Operations in the third quarter will allow the company to substantially focus on optimizing its mining plan for Montanore and moving through the permitting process.

During the Second Quarter Mines Management completed an interim revised mine plan for the Montanore Silver-Copper Property located in northwestern Montana.  The Montanore, originally discovered by U. S. Borax in the 1980’s and further developed by Noranda Minerals at the cost of over $100 million is estimated to contain 260 million ounces of silver and two billion pounds of copper.

In mid-May, the President, Director of Investor Relations and two company Directors participated in the Bell Ringing Ceremony at the American Stock Exchange publicizing the AMEX listing of Mines Management's shares on the exchange.  The company has continued its effort to present the company to the institutional investment community by presentations to major fund managers and investment groups.  In June the President presented the company before the New York Society of Security Analysts.  The company participated in two investor conferences in New York and this Fall will be presenting to investor groups in Las Vegas, New Orleans and San Francisco.

Second Quarter Plans to add to the company’s management strength included a successful executive search culminating with the hiring of Mr. Eric Klepfer as Vice President of Operations in late July.  Mr. Klepfer has more than 20 years mining experience with Newmont Gold, Coeur d'Alene Mines and Placer Dome.

Financial Results

Mines Management, Inc. reported a net loss for the second quarter ending June 30, 2004 of $239,483($0.02 per share) versus a loss of $184,167($.03 per share) for the second quarter 2003.  This increase in spending was a result of additional administrative and consultant costs ($84,167) associated with increased activity on the Montanore Project, stock options issued ($34,079) offset by additional interest income of $38,519 and decreased commissions of $13,860.  The year to date loss for the six months ended June 30, 2004 is $1,801,287 includes a stock option expense of $1,233,079 for options granted in 2004, and legal, accounting and consultant fees of $157,753 applicable to the $6,425,000 equity financing completed in the first quarter 2004.

Working capital at June 30, 2004 included cash and short term investments of $6,975,883 an increase from $1,336,897 on December 31, 2003. The improvement in working capital is primarily a result of the common stock financing in the first quarter with gross proceeds of $6,425,000. In the second quarter there was an additional $448,353 in proceeds from stock sales as a result of warrants being exercised.

The company had a total of 10,572,836 shares of common stock issued as of June 30, 2004.

Item 3. Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosures and procedures.  Based on that evaluation, our management, including the CEO and CFO, concluded that disclosure controls and procedures were effective as of June 30, 2004, ensuring that all material information required to be filled in this quarterly report has been made known to them in a timely fashion.

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2004 that has materially affected , or is reasonably likely to materially affect, our internal control over financial reporting.

Part II—Other Information

Items deleted are not applicable

Item 1.  Legal Proceedings

None

Item 2.  Changes in Securities

Mines Management, Inc. completed a common stock financing in February 2004, from which it has received gross proceeds of $6,425,000. Pursuant to a securities purchase agreement dated February 3, 2004, and subscription agreement dated February 13, 2004, investors purchased 1,285,000 shares of the Company’s common stock at a purchase price of $5.00 per share.  The investors also received warrants to purchase 511,000 of common stock at $7.25 per share.

The issuance of such securities was exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(2) thereof.  Pursuant to a registration rights agreement, the Company agreed to undertake to file a registration statement with the SEC covering the shares issued to the investors and the warrant shares, if the warrants are exercised.  This registration was effective May 18, 2004.

Item 5. Other Information

The stock option grant on February 10, 2004 for 650,000 shares of common stock at $6.42 per share were cancelled and replaced by the same number of stock options at an exercise price of $4.65 per share representing the stock price as of the close of trading on May 3, 2004. This was passed by Unanimous Written Consent by the Board of Directors on May 3, 2004.  The stock option grant on June 22, 2004 for 30,000 shares of common stock at $3.95 per share was approved at the Mines Management, Inc. board meeting on June 18, 2004.

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

Mines Management, Inc.

(Registrant)

Signature

Title

Date

/s/ Glenn M. Dobbs

_____________________

President, Chief Executive Officer and Director    August 12, 2004

Glenn M. Dobbs

/s/ James H. Moore

_____________________

Chief Financial Officer and Treasurer

         August 12, 2004

James H. Moore