Form 10QSB
period 2004-09-30
MINES MANAGEMENT INC
filed 2004-11-02
CIK 66649

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Yes    [X]     No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 10,577,840 shares of Common Stock outstanding as of September 30, 2004.

Transitional Small Business Disclosure Format (check one);

Yes          No     [X]

Mines Management, Inc.

Index

Part 1 - Financial Information

Item 1. Financial Statements (unaudited)

*

Consolidated Balance Sheets-September 30 , 2004 and December 31, 2003

*

Consolidated Income Statements-Nine Months Ended September 30,  2004 and 2003

*

Consolidated Statement of Cash Flows-Nine Months Ended September 30, 2004 and 2003

*

Consolidated Statements of Stockholder’s Equity-Nine Months Ended September 30, 2004

*

Notes to Consolidated Financial Statements

Item 2.  Management’s Discussion and Analysis of Financial Conditions or Plan

of Operations

Item 3.  Controls and Procedures

Part 2 - Other Information

Item 1.  Legal Proceedings

Item  2.  Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Item  5.  Other Information

Item 6.   Exhibits

Mines Management, Inc.

Part 1 – Financial Information-

Item 1.  Financial Statements

Mines Management, Inc. and Subsidiary

Consolidated Balance Sheets

	September 30,	December 31,
	2004	2003
	(Unaudited)
Assets

CURRENT ASSETS:
Cash and cash equivalents	$ 2,689,572	$ 282,637
Interest receivable	11,565	15,742
Prepaid expenses and deposits	43,779	7,500
Total current assets	2,744,916	305,879

MINERAL PROPERTIES	504,492	504,492

PROPERTY AND EQUIPMENT:
Mine buildings	12,926	12,926
Equipment	44,098	44,098
Office equipment	56,211	35,141
	113,235	92,165
Less accumulated depreciation	75,085	67,061
	38,150	25,104

INVESTMENTS:
Certificates of deposit	4,035,760	1,000,000
Available-for-sale securities	28,993	54,260
	4,064,753	1,054,260

	$ 7,352,311	$ 1,889,735

See accompanying notes to consolidated financial statements.

Mines Management, Inc. and Subsidiary

Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003

REVENUE:
Royalties	$ 575	$ 2,446	$ 6,068	$ 5,914

OPERATING EXPENSES:
Depreciation	2,674	550	8,024	1,652
Administrative	80,263	42,550	224,224	88,805
Legal, accounting, and consulting	64,295	-	291,772	89,665
Miscellaneous	606	58	3,445	58
Oil and gas operating	3,915	505	9,308	2,122
Rent and office	15,671	6,529	47,468	33,812
Compensation, directors, officers, and staff	79,691	57,186	192,168	145,007
Taxes and licenses	6,485	5,332	15,647	14,188
Telephone	928	1,004	2,783	7,053
Fees, filing, and licenses	62,925	7,695	143,594	24,021
Commissions	-	41,250	-	68,410
Stock option expense	164,212	291,400	1,397,291	560,800
Total operating expenses	481,665	454,059	2,335,724	1,035,593

LOSS FROM OPERATIONS	(481,090)	(451,613)	(2,329,656)	(1,029,679)

OTHER INCOME:
Interest	30,528	-	77,807	-
Miscellaneous	-	-	-	3,224
	30,528	-	77,807	3,224

NET LOSS	$ (450,562)	$ (451,613)	$(2,251,849)	$(1,026,455)

NET LOSS PER SHARE	$ (0.04)	$ (0.06)	$ (0.23)	$ (0.16)

WEIGHTED-AVERAGE COMMON
SHARES OUTSTANDING	10,577,840	6,990,082	9,689,049	6,276,807

See accompanying notes to consolidated financial statements.

Mines Management, Inc. and Subsidiary

Consolidated Statement of Stockholders’ Equity (Unaudited) Nine Months Ended September 30, 2004

					Accumulated
			Additional	Retained	Other
	Common Stock		Paid-in	Earnings	Comprehensive
	Shares	Amount	Capital	(Deficit)	Income (Loss)	Total
BALANCES, DECEMBER 31, 2003	8,724,708	$ 87,247	$4,186,497	$(2,615,760)	$ 43,095	$ 1,701,079

Common stock issued for cash	1,683,639	16,836	6,368,174	-	-	6,385,010
Exercise of stock options	168,685	1,687	(1,687)	-	-	-
Issuance of stock options	-	-	1,397,291	-	-	1,397,291
Issuance of stock for Heidelberg shares	808	8	(8)	-	-	-
Comprehensive loss:
Adjustment to net unrealized gain
on marketable securities	-	-	-	-	(25,267)	(25,267)
Net loss	-	-	-	(2,251,849)	-	(2,251,849)
Comprehensive loss						(2,277,116)

BALANCES, SEPTEMBER 30, 2004	10,577,840	$ 105,778	$11,950,267	$(4,867,609)	$ 17,828	$ 7,206,264

See accompanying notes to consolidated financial statements.

Mines Management, Inc. and Subsidiary
Consolidated Statements of Cash Flows (Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Increase (Decrease) in Cash and Cash Equivalents
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (450,562)	$ (451,613)	$(2,251,849)	$(1,026,455)
Adjustments to reconcile net loss to net cash
used in operating activities:
Issuance of stock options	164,212	291,400	1,397,291	560,800
Depreciation	2,675	550	8,024	1,652
Changes in assets and liabilities:
Interest receivable	7,735	-	4,177	-
Accounts receivable	-	300	-	(200)
Prepaid expenses and deposits	23,889	-	(36,279)	-
Accounts payable	1,154	(21,786)	(1,035)	(43,438)
Severance payable	(10,000)	-	(45,000)	-
Payroll taxes payable	4,891	(1,158)	3,426	2,978
Net cash used in operating activities	(256,006)	(182,307)	(921,245)	(504,663)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of office equipment	-	(5,900)	(21,070)	(7,151)
Purchase of certificates of deposit	(3,022,303)	(1,000,000)	(3,035,760)	(1,000,000)
Increase in mineral properties	-	(37,786)	-	(75,715)
Net cash used in investing activities	(3,022,303)	(1,043,686)	(3,056,830)	(1,082,866)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock	5,455	582,250	6,385,010	1,447,136
NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	(3,272,854)	(643,743)	2,406,935	(140,393)
CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	5,962,426	766,825	282,637	263,475
CASH AND CASH EQUIVALENTS,
END OF PERIOD	$ 2,689,572	$ 123,082	$ 2,689,572	$ 123,082

See accompanying notes to consolidated financial statements.

Mines Management Inc.

Third Quarter 2004 Financial Reports

Notes to Unaudited Interim Consolidated Financial Statements

1.

General

In the opinion of management, the accompanying unaudited interim consolidated balance sheet, consolidated income statement, and consolidated cash flows contain all adjustments, consisting only of normal recurring accruals, necessary to present fairly, in all material respects, the financial position of Mines Management, Inc. as of September 30, 2004, and the results of its operations and its cash flows for the three month periods ended September 30, 2004 and 2003; and the nine month periods ending September 30, 2004 and 2003.

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

At September 30, 2004, warrants to purchase 645,413 common shares at $1.20 per share were outstanding.

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

3.

Investments

The company invested in a Washington Trust Money Market at 1.39% per year, the current balance at September 30, 2004 of $2,628,100

The Company owns four $103,364 certificates of deposit and six $103,717 certificates of deposit for a total of $1,035,758. These investments mature in 2008 and earn at rates from 3.3% to 3.64%.  The Company purchased ten $200,000 certificates of deposit and ten $100,000 certificates of deposit for a total of $3,000,000.  These investments mature in 2009 and earn at rates of 4.21 and 4.0 respectively.  All of these instruments can be liquidated on demand to the bank(s) at a cost of ninety days interest.

4.

Stock Options

The Board of Directors granted an option to purchase 650,000 common shares at an exercise price of $6.42 per share representing the share price at the close of trading on February 10, 2004 under the 2003 Stock Option Plan.  The company has a policy of re-pricing all incentive stock options as market conditions allow.  As a result the above stock option grants on February 10, 2004 were cancelled and replaced by the same number of stock options at an exercise price of $4.65 per share representing the stock price as of the close of trading on May 3, 2004. This was passed by Unanimous Written Consent by the Board of Directors on May 3, 2004.  The Board of Directors granted options to purchase 30,000 common shares at an exercise price of $3.95 on June 22, 2004, 25,000 were granted to James H. Moore the Chief Financial Officer and 5000 granted to a senior administrative person.  On August 30, 2004, the Board of Directors granted Eric Klepfer, Vice President of Operations, an option to purchase 250,000 shares  at the market ending price on that day of $5.71.  The Options vest, in whole or in part, according to the following schedule:

100,000 on the date of grant

25,000 upon filing of Plan of Operations with USFS

25,000 six months after filing Plan of Operations

100,000 upon receipt of Record of Decision from USFS

The fair market value of each grant is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:  dividend rate of 0%; price volatility of 72.5%; risk free interest rate of 1.27%; and expected life of 1 year.

        Item 2.  Management Discussion and Analysis of Financial Conditions or Plan of Operation

Management’s discussion and analysis (MD&A) for the third quarter focuses on significant factors that affected Mines Management's performance and such factors that may affect its performance in the future.  The MD&A should be read in conjunction with the unaudited  financial statements for the three months and nine months ended September 30, 2004.

Plan of Operations-Third Quarter Highlights

*

Strong cash position-over $6.75 million

*

Submitted Montanore project general description to State and Federal Agencies

*

Initiated engineering firm selection for preliminary Montanore mine planning

*

Investor Relations

*

Financial Results

In the third quarter 2004, Mines Management’s cash position remains strong at over $6.75 million.  In August, the company invested $3.0 million from the money market account that was earning 1.37% interest and purchased certificates of deposit yielding from 4.0% to 4.21%.  The net cash consumption during the third quarter was $221,555.  The company has sufficient working capital for the next twenty four months of operations.

Environmental and Permitting

Mines Management has been working closely with the regulatory agencies concerning the re-permitting of the Montanore Project.  The company recently submitted a Project General Description to the State and Federal agencies and met to initiate the re-permitting process.

Mines Management is working with the key agencies on a Memorandum of Understanding that will outline the project tasks, respective responsibilities, and review the proposed schedule for the project.  The company is initiating data collection and specific design assessments necessary to supplement and support the agency review process.  For the agencies to approve the project, the U.S. Forest Service will have to complete a National Environmental Policy Act (NEPA) environmental review and analyses prior to making a decision.

The State of Montana also has a similar review called the Montana Environmental Policy Act (MEPA).  The State and the U.S. Forest will work cooperatively on the environmental review.

Mines Management will be completing all the necessary applications, submittals, and support data necessary during the permit review and approval process.  The company intends to submit a Plan of Operations to the U.S. Forest Service and Montana Department of Environmental Quality (MDEQ) initially with the remaining permit applications staged, as appropriate, throughout the permitting process.

The company has the benefit of a substantial data set generated for the project during the 1992 Decision issued by the U.S. Forest Service and MDEQ.

Engineering

Mines Management is currently evaluating mine engineering firms to initiate preliminary mine planning activities for the project.  Their focus will include optimization opportunities, trade-off studies and other similar reviews to enhance current project economics.  These studies will be necessary to support permitting efforts and advancing the project production estimates; and will ultimately include project construction and production schedules, capital and operating costs, and other key information to support the development of the project.

Considerable design work by Noranda Mineral Inc. and U.S. Borax during their project tenure will be used where applicable to streamline the engineering design effort.

Investor Relations

The Investor Relations activities for the third quarter consisted of ongoing market development with both the institutional and retail investor markets.  The company participated in investment conferences during the quarter including the Las Vegas Gold Show and the second annual Silver Summit in Coeur d’Alene, Idaho.

Financial Results

Mines Management is a development stage company and as such has no income from mining activities in the immediate future.  The Company reported a net loss for the third quarter ending September 30, 2004 of ($450,562) ($0.04 per share) versus a loss of ($451,613) ($0.06 per share) for the third quarter 2003.  This slight decrease in spending included additional administrative and consultant costs of $102,057 associated with increased activity on the Montanore Project, increased filing fees of $55,230, and an increase in miscellaneous other expenses of $40,628, offset by interest income of $30,528, a decrease in commissions of $41,250 and a lower stock option expense of $127,188.  The year to date loss for the nine months ended September 30, 2004 is $2,251,849 compares to a loss of $1,026,445 for the comparable 2003 nine month period. This increased loss includes expensing stock option grants at the fair market value of $1,397,291 for options granted in 2004, and legal, accounting and consultant fees of $291,772 applicable to the $6,425,000 equity financing completed in the first quarter 2004 and increased expenses for the start of re-permitting for the Montanore Project.

Working capital at September 30, 2004 included cash and short term investments of $6,754,328 an increase from $1,336,897 on December 31, 2003. The improvement in working capital is primarily a result of the common stock financing in the first quarter with gross proceeds of $6,425,000 and additional proceeds from stock sales as a result of warrants being exercised during the year.

The company had a total of 10,577,840 shares of common stock issued as of September 30, 2004.

        Item 3. Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosures and procedures.  Based on that evaluation, management, concluded that disclosure controls and procedures were effective as of September 30, 2004, ensuring that all material information required to be filled in this quarterly report has been made known to them in a timely fashion.

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2004 that has materially affected , or is reasonably likely to materially affect, our internal control over financial reporting.

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

The issuance of such securities was exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(2) thereof.  Pursuant to a registration rights agreement, the Company agreed to undertake to file a S-3 registration statement with the SEC covering the shares issued to the investors and the warrant shares, if the warrants are exercised.  This registration was effective May 18, 2004.

       Item 5. Other Information

On August 30, 2004 the Board of Directors by unaminous consent approved the hiring of Eric Klepfer as Vice President of Operations.   Mr. Klepfer was granted an option to purchase 250,000 shares @ $5.71/share the market price at the end of that day.

The options vest, 100,000 immediately and the balance prorate based upon achievement of certain permitting milestones.

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

Mines Management, Inc.

(Registrant)

Signature

Title

Date

/s/ Glenn M. Dobbs

_____________________

President, Chief Executive Officer and Director   October 29, 2004

Glenn M. Dobbs

/s/ James H. Moore

_____________________

Chief Financial Officer and Treasurer                 October 29, 2004

James H. Moore