Form 10QSB/A
period 2004-09-30
MINES MANAGEMENT INC
filed 2004-11-30
CIK 66649

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB/A

Amendment No. 1

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

<r>

Mines Management, Inc. and Subsidiary

Consolidated Balance Sheets

	September 30,	December 31,
	2004	2003
	(Unaudited)
Liabilities and Stockholders’ Equity

CURRENT LIABILITIES:
Accounts payable	$ 26,289	$ 26,869
State income taxes payable	345	800
Due to officer	12,583	12,583
Severance currently payable	60,000	60,000
Payroll taxes payable	11,830	8,404
Total current liabilities	111,047	108,656

OTHER LIABILITIES:
Severance payable, long term	35,000	80,000

Total liabilities	146,047	188,656

STOCKHOLDERS’ EQUITY:
Common stock – 100,000,000 shares, $0.01 par value, authorized;
10,577,840 and 8,724,708 shares issued and outstanding	105,778	87,247
Preferred stock – 10,000,000 shares, no par value,
authorized	-	-
Additional paid-in capital	11,950,267	4,186,497
Retained earnings (deficit)	(4,867,609)	(2,615,760)
Accumulated other comprehensive income	17,828	43,095
Total stockholders’ equity	7,206,264	1,701,079

	$7,352,311	$1,889,735

See accompanying notes to consolidated financial statements.

</r>

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

Mines Management, Inc.

(Registrant)

Signature

Title

Date

/s/ Glenn M. Dobbs

_____________________

President, Chief Executive Officer and Director   November 29, 2004

Glenn M. Dobbs

/s/ James H. Moore

_____________________

Chief Financial Officer and Treasurer                  November 29, 2004

 James H. Moore