Form 10KSB
period 2004-12-31
MINES MANAGEMENT INC
filed 2005-03-28
CIK 66649

OMB APPROVAL
OMB Number: 3235-0420
Expires: December 31, 2006
Estimated average burden hours per response: 1646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

  X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended December 31, 2004

OR

___   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF

         1934  For the transition period from

MINES MANAGEMENT, INC.

(Exact Name of Registrant as specified in its charter)

IDAHO	000-29786	91-0538859
(State or other jurisdiction of incorporation or organization)	Commission File Number	(I.R.S. Employer Identification Number)

905 W. Riverside Avenue, Suite 311, Spokane Washington	99201
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:       (509) 838-6050

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

State issuer’s revenues for its most recent fiscal year:  $8604

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.  Based upon the price at which the common equity was sold at March 15,  2005 ($6.28)  the aggregate market value was  $66,760,105

State the number of shares outstanding of each of the issuer’s classes of common equity as of March 15, 2005:  10,630,590 shares of Common Stock

DOCUMENTS INCORPORATED BY REFERENCE: None

Transitional Small Business Disclosure Format (check one):   Yes (    )       No(X)

SEC 2337 (12-03)	Persons who potentially are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

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

With the exception of historical matters, the information discussed in this report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve risks and uncertainties that could cause actual results to differ materially from projections or estimates contained herein.  Such forward-looking statements include statements regarding planned levels of exploration and other expenditures, anticipated mine lives, timing of production and schedules for development.  Factors that could cause actual results to differ materially include, among others, metals price volatility.  Most of these factors are beyond the Company’s ability to predict or control.  The Company disclaims any obligation to update any forward-looking statement made herein.  Readers are cautioned not to put undue reliance on forward-looking statements. (See: Investment Considerations).

The Company’s properties are currently in the exploration stage except for the Montanore property, which is in the stage of re-permitting and determining feasibility for development.  No property is currently in production.

The Company’s principal mineral property interest is held by its wholly owned subsidiary, Newhi, Inc., and is referred to as the Montanore Project.  The Montanore Project is located in northwestern Montana, USA, and between 1988 and 2002 was operated by Noranda Minerals Corporation (Noranda).  During that time the project received an approved Environmental Impact Statement and all of its primary environmental permits.  Noranda reported a geologic resource of 135 million tons containing 0.74% copper and 1.92 ounces of silver per ton.  From 1988 to 2002 the Company held royalty rights to a portion of the deposit.  In 2002 Noranda announced that it was abandoning the project, and subsequently gave the Company quitclaim deeds to patented and unpatented mining claims that control the mineral rights, and all core and intellectual property generated during its 14 years of geologic, environmental and engineering studies.

The Company’s principal focus is to continue the development of the Montanore project by updating environmental and engineering studies aimed at determining an economically viable operational design, and re-establishing the previously issued environmental and mining permits.  Although the Company may engage in mining operations at some future time, substantially all of the Company’s financial support is expected to be derived from equity financing through sales of its shares.  The Company also has a small royalty income from a working interest royalty, acquired more than 40 years ago, for several producing oil wells located in Kansas, USA.

The Company continues to hold its Iroquois and Advance zinc-lead properties in Washington on a care and maintenance basis.

Competition

There is aggressive competition within the minerals industry to discover and acquire properties considered that have commercial potential.  The Company competes for the opportunity to participate in promising exploration projects with other entities, many of which have greater resources than the Company.  In addition, the Company competes with others in efforts to obtain financing to explore and develop mineral properties.

Employees

During the year ending December 31, 2004, the Company had five full-time employees located in Spokane, Washington. The Company’s employees are not subject to a union labor contract or collective bargaining agreement. Outside consultants are engaged to perform project and permitting tasks, that will be used in re-permitting of the Montanore Mine.  The Company will continue to use outside services in the immediate future.

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

Risk Factors

The following risk factors, together with other information set forth in this Form 10-KSB, should be carefully considered by current and future investors in the Company’s securities.

The  Company’s future success is subject to risks inherent in the mining industry.

At present, the Company’s principal asset is its interest in the Montanore property.  The Company’s success is dependent on the extent to which Montanore proves to be successful and on the extent to which the Company is able to acquire or create other property interests.

Mineral exploration and development is highly speculative and capital intensive.  The operations of the Company are also indirectly subject to all of the hazards and risks normally incident to developing and operating mining properties.  These risks include insufficient ore reserves, fluctuations in metal prices and  in production costs that may make mining of reserves uneconomic; significant environmental and other regulatory restrictions; labor disputes; geological problems; failure of underground stopes or dams; force majeure events; and the risk of injury to persons, property or the environment.

Reserve and mineralization estimates may be inaccurate.

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

The Company may not be able to obtain permits required for development of the Montanore Project.

In the ordinary course of business, mining companies are required to seek governmental permits for expansion of existing operations or for the commencement of new operations. The Company will be required to reactivate numerous permits for its Montanore Project. Obtaining the necessary governmental permits is a complex and time-consuming process involving numerous jurisdictions and often involving public hearings and costly undertakings. Obtaining required permits for Montanore Project may be more difficult due to its location within the Cabinet Wilderness Area.  The duration and success of the Company’s efforts to re-permit are contingent upon many variables not within its control. Obtaining environmental protection permits, including the approval of reclamation plans, may increase costs and cause delays depending on the nature of the activity to be permitted and the interpretation of applicable requirements implemented by the permitting authority.  There can be no assurance that all necessary permits will be obtained and, if obtained, that the costs involved will not exceed those that had been previously estimated.  It is possible that the costs and delays associated with the compliance with such standards and regulations could become such that the Company would not proceed with the development or operation of a mine or mines.

Changes in mining and environmental laws could increase costs and impair the Company’s ability to develop its properties.

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

Our earnings may be affected by fluctuations in the market price of minerals.

The profitability of mining operations is directly related to the market price of the metals being mined.  The market prices of base and precious metals such as copper and silver fluctuate widely and are affected by numerous factors beyond the control of any mining company.  These factors include expectations with respect to the rate of inflation, the exchange rates of the dollar and other currencies, interest rates, global or regional political, economic or banking crises, and a number of other factors.  If the market price of silver or copper should drop dramatically, the value of the Company’s Montanore Project could also drop dramatically, and the Company might not be able to recover its investment in that project.  The determination to develop or construct a mine, to place it into production, and the dedication of funds necessary to achieve such purposes are decisions that must be made long before the first revenues from production will be received.  Price fluctuations between the time that such decisions are made and the commencement of production can drastically affect the economics of a mine.

The volatility in metals prices is illustrated by the following table, which sets forth, for the periods indicated, the yearly high and low prices in U.S. dollars per ounce for silver and the high and low yearly average prices for copper in U.S. dollars per pound.

Year

Silver Price Per Ounce

Copper Price Per Pound

High

Low

High

Low

1996

$5.79

$4.67

$1.17

$0.91

1997

$6.39

$4.18

$1.14

$0.87

1998

$7.09

$4.80

$0.85

$0.65

1999

$5.71

$4.93

$0.83

$0.62

2000

$5.36

$4.61

$0.91

$0.75

2001

$4.80

$4.07

$0.82

$0.60

2002

$5.15

$4.30

$0.76

$0.65

2003

$5.95

$3.34

$1.04

$0.68

2004

$8.29

$5.49

$1.54

$1.06

The Company is subject to environmental risks.

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

The title to some of our properties may be uncertain or defective.

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

In recent years, the U.S. Congress has considered a number of proposed amendments to the General Mining Law.  Although no such legislation has been adopted to date, there can be no assurance that such legislation will not be adopted in the future.  If ever adopted, such legislation could, among other things, impose royalities on metal production from unpatented mining claims located on federal lands or impose fees on production from patented mining claims.  If such legislation is ever adopted, it could have an adverse impact on earnings from our operation, cold reduce estimates of our reserves and could curtail our future exploration and development activity on federal lands or patented claims.

While we have no reason to believe that the existence and extent of any or our properties are in doubt, title to mining properties are subject to potential claims by third parties claiming an interest in them.

We have no history of production.

We have no history of producting silver or other metals.  The development of our Montanore Project will require the construction and operation of mines, processing plants, and related infrastructure.  As a result, we are subject to all of the risks associated with establishing a new mining operation and business enterprise.  There can be no assurance that we will successfully establish mining operations or profitability

Produce silver or other metals at our property.

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

Montanore Property

The Montanore Project is located in Sanders and Lincoln Counties, in northwestern Montana.  Landholdings include a number of patented and unpatented lode mining claims and mill sites, which cover approximately 1700 acres.  The unpatented lode claims and mill sites are owned outright by the Company and are held subject to a $125 per claim annual payment to the Federal Government.  The Montanore Project deposit can be reached from Noxon, the nearest town, by taking State Highway 200 about 2 miles to the east and thence north about 5 miles on a secondary graveled road to the junction of the west and east forks of Rock Creek.  From this point it is about a 4-mile hike up a Jeep trail behind a locked U.S. Forest Service gate to the deposit outcrop.  The deposit outcrops near the border of, and lies entirely within the Cabinet Wilderness Area. The Company’s holdings for operational access and infrastructure support for the project are located to the east, south of the town of Libby, and are accessed from that major supply point by about 16 miles of secondary road up Libby Creek.

The deposit occurs within rocks of the Belt Super Group, Precambrian metasediments that crop out over much of western Montana, northern Idaho, and parts of adjacent British Columbia.  The Montanore is one of 3 similar deposits to have been found within Revett Formation quartzite of the Belt Supergroup.  These include the Troy deposit, which was mined between 1981 and 1992; and was just re-opened in late 2004, and the Rock Creek deposit, located less than 1 mile to the west of Montanore, which is currently under environmental assessment.

Silver and copper values within the Revett Formation are disseminated and confined to one or more adjacent quartzite strata separated by unmineralized beds.  The deposits are characterized by great lateral extent, relatively uniform grades, and thicknesses that range up to 100 feet.  Often the deposits are bounded by a paleo growth fault, considered to have been active during rock sedimentation and mineral deposition.  Mineralization consists in varying parts of bornite, primary chalcocite, and chalcopyrite.

The Montanore deposit has been defined as being at least 12,500 feet long and varies between 500 and 4,000 feet in width.  The long axis of the deposit trends in a northwesterly direction parallel with a regional fault that bounds the mineralization on the southwest.  The deposit dips approximately 12 degrees to the northwest, parallel with its long axis.  Mineralization occurs within two mineralized beds over much of the deposit’s length.  Overall the upper zone averages 29.9 feet in thickness and the lower zone 34.8 feet.  Unmineralized strata between beds varies between 20 and 200 feet thick.  On the basis of 27 surface drill holes Noranda has reported a deposit containing an estimated 135 million tons and averaging 0.74% copper and 1.92 ounces of silver to the ton.  The deposit remains open to the northwest within the Company’s extra-lateral rights.

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

In 1988, Newhi, Inc. (Newhi), a Washington corporation and wholly owned subsidiary of MMI acquired the assets of Heidelberg Silver Mining Co., Inc. through a corporate merger.  The assets acquired by Newhi consisted primarily of 34 unpatented mining claims located along the fault that borders the Montanore deposit, and a 4 acre patented mill site.  In 1993 the Company determined that 18 of the mining claims were immaterial to the maintenance of its interest in the Montanore project and these claims were dropped.  Of the remaining 16 claims owned by the Company, 11 claims were leased to Noranda who was responsible for their yearly upkeep.  Under terms of the lease agreement, the Company was paid an annual payment of $25,000, and was to receive a percentage of the net profits for material taken from beneath its claims.

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

During 1993 the project Environmental EIS was approved and all of the important permits for the mine were granted.  As part of the EIS process, this approval was subject to appeal, and several appeals were made.  In 1994, after due consideration, the US Forest Service denied all appeals.

In 1991 an environmental group brought suit against Noranda and the US Forest Service concerning the validation of Noranda’s apex claims.  In 1993 the US Secretary of Agriculture found that Noranda’s mining claims were valid, and in 1997 the US District Court hearing the case also ruled that Noranda’s claims were valid.  The court decision was appealed and in March, 1999 the U.S. Court of Appeals for the Ninth Circuit upheld the U.S. District Court decision.  In 2001 The U.S. Government issued patents for the two claims covering the apex of the deposit and thus assuring Noranda ownership of the Montanore deposit.

In 2002, Noranda gave notice to the Company that it was abandoning its rights to the project.  Under terms of its agreement Noranda was bound to quitclaim any claims that overlapped the original Heidelberg claims to the Company.  As the newly patented apex claims were overlapping, Noranda deeded these key claims  Newhi in August 2002. The mineral rights acquired by the Company are subject to a $0.20 per ton royalty, and a 5% Net Profits royalty which would commence after the operator has recovered all of its exploration and development costs. In December 2002, Noranda gave the Company a quit claim deed to all geologic, environmental, and engineering data generated during their 14 year management of the project.  Over 70,000 feet of drill core were deeded to the Company in addition to the intellectual property.

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

The Company was originally formed in 1947 to explore the Advance and Iroquois properties.  Since that time, Mines Management has leased its holdings to major companies including: Rare Metals, Inc. (El Paso Natural Gas) (1959-65), The Bunker Hill Company (1962-65), Cominco American, Inc. (1966-67 and 1974-75), Brinco, Ltd. (RTZ Group) (1977-78), and Equinox Resources Ltd.  (1989-91). Total expenditures on the properties to date are estimated to be at least $1,500,000.

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

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5.

MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER  MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

The Common Stock of the Company commenced trading on the American Stock Exchange (AMEX) under the symbol, “MGN”, on March 24, 2004. Prior to listing on AMEX the Company’s Common Stock was traded in the over the counter market on the NASDAQ supervised Bulletin Board under the symbol “MNMM”.  The following table shows the high and low closing sales prices for the Common Stock for each quarter since January 1, 2002.  The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Fiscal Year

High Closing

Low Closing

2002:

First Quarter

$0.13

$0.05

Second Quarter

$0.22

$0.05

Third Quarter

$0.83

$0.15

Fourth Quarter

$1.25

$0.73

2003:

First Quarter

$2.65

$1.60

Second Quarter

$1.80

$1.20

Third Quarter

$3.70

$3.04

Fourth Quarter

$7.25

$3.04

2004

First Quarter

$7.80

$5.90

Second Quarter

$3.45

$9.45

Third Quarter

$4.10

$6.51

Fourth

Quarter

$4.02

$6.50

Holders

As of March 15, 2005 there were 992 shareholders of record of the Company’s common stock and approximately 2,625 additional shareholders whose shares are held through brokerage firms or other institutions.

Dividends

The Company has never paid any dividends and does not anticipate the payment of dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders	1,565,000	$3.40	1,335,000 (1)
Equity compensation plans not approved by shareholders	100,000	$.40
Total	1,665,000		1,335,000

________________________

(1)  The Company’s 2003 Stock Option Plan was amended at the 2004 Annual Meeting on June 17, 2004 to increase the total number of options that could be issued under  plan from 1,200,000 to 3,000,000.

Stock Option Plans

2003 Stock Option Plan

The 2003 Stock Option Plan is structured so that both incentive stock options qualified under the Internal Revenue Code and non qualified stock options may be issued.  The Plan is administered by the Board of Directors.  It is intended, that to the extent possible, the exercise of Stock Options will be exempt from the operation of Section 16(b) of the Securities Exchange Act of 1934, as amended.

Options under the plan can be exercisable for a maximum of ten (10) years.  Transferability is prohibited except for limited circumstances regarding the demise of an Option holder. The maximum number of shares available for issue upon the exercise under the plan was originally set at 1,200,000 shares. As noted above, this number was increased to 3,000,000 shares at the last Annual Meeting on June 17, 2004. The number of shares that can be issued pursuant to the plan is subject to proportionate adjustment in the event of any stock dividend or split, recapitalization, merger, consolidation, spin-off, reorganization, combination or exchange of shares or other similar corporate change.

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

Options are exercisable for a maximum of ten (10) years.  Transferability is prohibited except for limited circumstances regarding the demise of an Optionee. The maximum number of shares was increased at the last annual meeting to 700,000. The number of shares issuable pursuant to the plan is subject to proportionate adjustment in the event of any stock dividend or split, recapitalization, merger, consolidation, spin-off, reorganization, combination or exchange of shares or other similar corporate change.

Sales of Unregistered Securities

In February, 2004, the Company completed an offering of 1,100,000 shares of common stock at a price of $5.00 per share.  Each purchaser in the offering received a common stock purchase warrant pursuant to which the purchaser has the right to acquire up to the number of shares of common stock equal to 25% of the shares to be issued to such purchaser. The stock purchase warrants are valid to purchase shares of the Company’s common stock for a period of five years at a price of $7.25 per share.  Each purchaser has a right to purchaser up to 100% of any subsequent financing by the Company of its common stock or common stock equivalents for the 12 months following completion of the offering.  Pursuant to a registration rights agreement, the Company agreed to file a registration statement with the SEC covering the shares issued to the investors and the warrant share, if the warrants are exercised.  The registration was effective May 18, 2004.

The Shemano Group, Inc, received a finder’s fee in the amount of seven percent of the gross proceeds ($385,000) and 165,000 common stock purchase warrants.  The warrant pricing,  terms and registration rights are identical to those rights accorded purchasers in the offering. After payment of approximately $50,000 of legal fees in connection with the offering, net proceeds to the Company were approximately $5,065,000.  As additional consideration Shemano received a right of first refusal to act as the Company’s investment banker in connection with any private placement or registered offering of any type for debt or equity of not less than $5 million for a period of one year.

The shares were offered and sold to institutional investors. None of the shares were offered by means of advertising or general solicitation. Each of the sales by the Company was made pursuant to exemptions from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) and Rule 506 of Regulation D.

The Company also completed on March 2, 2004 an additional offering of 185,000 Units at a price of $5.00 per Unit. Each unit consists of one share of common stock and one common stock purchase warrant, exercisable for five years from the initial exercise date, to purchase up to 25% of the shares purchased at a price of $7.25 per share. The Company registered the shares of common stock and common stock underlying the common stock purchase warrants at the same time the securities sold by the Shemano Group were registered.

Offers and sales were made by the officers and directors of the Company. Although the Company paid finder’s fees in connection with the offering, no fees were paid to officers, directors or employees of the Company.

None of the shares were offered by means of advertising or general solicitation. Each of the sales by the Company was made pursuant to exemptions from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) and Rule 506 of Regulation D

ITEM 6.      MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation

Management’s discussion and analysis (MD&A) for the year ending December 31, 2004 focuses on the significant progress made and other items that affected Mines Management’s performance and such factors that may affect its performance in the future.  The MD&A should be read in conjunction with the audited financial statements for the twelve months ended December 31, 2004.  The Company’s Plan of Operation for the next twelve months includes additional reserve reviews, updates, and development of an underground drilling plan; engineering studies; initiation of the final feasibility studies; strong emphasis on the re-permitting applications to facilitate a coordinated review process; and development and implementation of financing plan for the Montanore Project and growth of the Company.

Plan of Operations-2004 Highlights

•

Strong cash position at end of year

•

Submitted mine plan to state and federal agencies

•

Selected McIntosh Engineering to complete mine plan review and update

•

Strong investor relations program

•

Financial results as expected

The end of year cash and certificates of deposit balance remained strong at over $6.5 million.  The net cash consumption for the year was $1.2 million to support operation activities including re-permitting, investor relations, and administration.  The Company has sufficient working capital for the next twelve months of operations.  Although the Company plans to hire additional staff during 2005, much of the anticipated work will be accomplished through the employment of consultants and the hiring of an independent engineering firm to coordinate the studies and pre-feasibility work.  We are currently evaluating  independent engineering firm candidates and plan to award the contract the first part of April.

Re-Permitting and Environmental

Mines Management, Inc. resubmitted its Plan of Operation and Hard Rock Mine Operating Permit Application to the U.S. Forest Service (USFS) and Montana Department of Environmental Quality (MDEQ) at the end of December 2004.  The application represents the identical project on public land that each agency reviewed and approved for Noranda in 1993.

USFS/MDEQ are currently developing the necessary agreements and notifications required to initiate preparation of the Environmental Impact Statement (EIS) for the project.  It is anticipated that the public scoping meeting will be held in early 2005 to gain input from the public on the proposed action.

Mines Management is working with the agencies to update certain baseline data deemed appropriate to support the environmental impact statement.  We recently completed a second round of surface water quality sampling to validate the current surface water baseline data.  Mines Management has also initiated development of certain permit applications (i.e. air) that must be submitted to the agencies and will further support the development of the environmental impact statement.

Meetings with all major state and federal regulatory agencies have been completed since the submittal of the applications to discuss baseline data needs, applications, and the review process.  A coordinated review process by federal and state agencies will be used for the project.

Mines Management intends to complete all major permit applications within the first half of 2005 to facilitate the coordinated review process.

Geology

Mines Management has retained Mine Development Associates (MDA), headquartered in Reno, Nevada, to complete an audit of the Montanore Ore Resources calculated by Noranda Minerals, Inc.  MDA will complete a review of the assay data, drill logs, drill core, past geologic reports, mine plans, and other pertinent information.  It is expected that MDA will complete the audit and report by the end of the second quarter of 2005.

Engineering

Mines Management has also retained McIntosh Engineering, of Phoenix, Arizona, to initiate optimization and trade-off studies for the underground mine activities.  In addition, McIntosh Engineering will complete a mine plan that will be part of the pre-feasibility targeted for late of 2005.  McIntosh Engineering provided mine planning and cost estimations for Noranda Mineral Corp.’s feasibility study in 1993.

As part of the overall project engineering, Mines Management personnel are currently reviewing qualifications of several major engineering firms to initiate optimization of the surface facilities and process flow sheet.  This firm will also review the past designs and plans, evaluate optimization opportunities and conduct trade-off studies for the process, material handling, and surface facilities.  The firm selected will coordinate and complete the pre-feasibility report with McIntosh Engineering.  It is anticipated an engineering firm will be selected by late March or early April 2005, and will complete a pre-feasibility by the end of 2005.

Klohn Crippen Consultant’s Ltd, of Vancouver, British Columbia, is conducting a  review of the existing tailings dam design and will provide technical support for the re-permitting effort as well as optimization and prefeasibility activities.  Klohn Crippen is developing dam design modifications required under the 1993 Record of Decision and issued by the State of Montana and the United States Forest Service.

Financial Results

Mines Management, Inc. reported a net loss for the year ended December 31, 2004 of $2,516,069 or $.26 per share versus a loss of $1,275,620 or $.18 per share for the prior year ending December 31, 2003.  The increase in net loss for 2004 of $1,240,499 was largely due mainly to an increase in non-cash stock option expense of $856,491.  Administrative costs for the Company increased by  $179,540 as a result of increased  re-permitting activity.  Professional Fees increased by $246,519 due to additional costs for financings and filing a registration statement in the second quarter 2004.  Administrative salaries increased $117,961 as a result of  additional headcount and salary increases during the year.  Fees, filing costs, and licenses increased $120,687 due to increases in the charges for the Montanore project and permitting application costs.  These increases were partially offset by a $68,440 decrease in commissions paid in 2004, $138,750 decrease in directors and management fees, and increased interest income of $111,268.

Having undertaken the re-permitting of its primary asset, the Montanore silver/copper project in western  Montana, it is anticipated that expenditures will continue to escalate as we move through development and permitting of the project.  The Company projects spending approximately $1 million per quarter throughout 2005 as it works to optimize mitigation issues, additional expenses associated with permitting, review of prospective new projects for the company and investor relation programs.

ITEM 7.

FINANCIAL STATEMENTS

MINES MANAGEMENT, INC.

AND SUBSIDIARY

Consolidated Financial Statements and

Independent Auditors’ Report

December 31, 2004 and 2003

Mines Management, Inc. and Subsidiary

Contents

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

17

FINANCIAL STATEMENTS:

Consolidated balance sheets

18-19

Consolidated statements of income

20

Consolidated statements of stockholders’ equity

21

Consolidated statements of cash flows

22

Notes to consolidated financial statements

23-29

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Mines Management, Inc.

Spokane, Washington

We have audited the consolidated balance sheets of Mines Management, Inc. (an Idaho Corporation) and Subsidiary as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provided a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mines Management, Inc. and Subsidiary as of December 31, 2004 and 2003, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

Spokane, Washington

February 10, 2005

Mines Management, Inc. and Subsidiary

Consolidated Balance Sheets

	December 31,
	2004	2003

Assets

CURRENT ASSETS:
Cash and cash equivalents	$ 2,424,995	$ 282,637
Interest receivable	51,688	15,742
Prepaid expenses	27,989	7,500
Total current assets	2,504,672	305,879

MINING PROPERTIES	504,492	504,492

PROPERTY AND EQUIPMENT:
Mine buildings	12,926	12,926
Equipment and vehicle	75,788	44,098
Office equipment	56,212	35,141
	144,926	92,165
Less accumulated depreciation	78,815	67,061
	66,111	25,104

INVESTMENTS:
Certificates of deposit	4,035,760	1,000,000
Available-for-sale securities	23,982	54,260
	4,059,742	1,054,260

	$ 7,135,017	$ 1,889,735

See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets

	December 31,
	2004	2003

Liabilities and Stockholders’ Equity

CURRENT LIABILITIES:
Accounts payable	$ 18,172	$ 26,869
State income taxes payable	345	800
Due to officer	2,398	12,583
Severance currently payable	60,000	60,000
Payroll taxes payable	14,069	8,404
Total current liabilities	94,984	108,656

OTHER LIABILITIES:
Severance payable, long term	20,000	80,000

Total liabilities	114,984	188,656

COMMITMENTS

STOCKHOLDERS’ EQUITY:
Common stock – 100,000,000 shares, $0.01 par value, authorized;
10,630,590 and 8,724,708 shares issued and outstanding,
respectively	106,306	87,247
Preferred stock – 10,000,000 shares, no par value, authorized	-	-
Additional paid-in capital	12,032,739	4,186,497
Retained earnings (deficit)	(5,131,829)	(2,615,760)
Accumulated other comprehensive income	12,817	43,095
Total stockholders’ equity	7,020,033	1,701,079

	$ 7,135,017	$ 1,889,735

See accompanying notes to consolidated financial statements.

Mines Management, Inc. and Subsidiary

Consolidated Statements of Income

	Years Ended
	December 31,
	2004	2003

REVENUE:
Royalties	$ 8,604	$ 6,038

OPERATING EXPENSES:
Depreciation	11,754	2,203
Administrative	295,564	116,024
Legal, accounting, and consulting	337,321	90,802
Miscellaneous	6,247	823
Oil and gas operating	9,308	3,208
Rent and office	65,462	47,522
Salaries, officer and staff	334,573	216,612
Taxes and licenses	23,549	21,836
Telephone	4,448	8,493
Exploration	368	-
Fees, filing, and licenses	144,921	24,234
Commissions	-	68,440
Directors’ and management fees	1,250	140,000
Stock option expense	1,417,291	560,800
Total operating expenses	2,652,056	1,300,997

LOSS FROM OPERATIONS	(2,643,452)	(1,294,959)

OTHER INCOME:
Interest	127,383	16,115
Miscellaneous	-	3,224
	127,383	19,339

NET LOSS	$(2,516,069)	$(1,275,620)

NET LOSS PER SHARE	$ (0.258)	$ (0.180)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING	9,745,097	7,234,703

See accompanying notes to consolidated financial statements.

Mines Management, Inc. and Subsidiary

Consolidated Statements of Stockholders’ Equity Years Ended December 31, 2004 and 2003
					Accumulated
			Additional	Retained	Other
	Common Stock		Paid-in	Earnings	Comprehensive
	Shares	Amount	Capital	(Deficit)	Income (Loss)	Total
BALANCES, DECEMBER 31, 2002	6,202,956	$ 62,030	$1,879,985	$(1,340,140)	$ 3,133	$ 605,008

Common stock issued for cash	1,960,506	19,605	1,751,324	-	-	1,770,929
Exercise of stock options	561,246	5,612	(5,612)	-	-	-
Issuance of stock options	-	-	560,800	-	-	560,800
Comprehensive loss:
Adjustment to net unrealized gain
on marketable securities	-	-	-	-	39,962	39,962
Net loss	-	-	-	(1,275,620)	-	(1,275,620)
Comprehensive loss						(1,235,658)
BALANCES, DECEMBER 31, 2003	8,724,708	87,247	4,186,497	(2,615,760)	43,095	1,701,079

Common stock issued for cash	1,736,139	17,361	6,430,649	-	-	6,448,010
Exercise of stock options	168,685	1,687	(1,687)	-	-	-
Issuance of stock options	-	-	1,417,291	-	-	1,417,291
Issuance of stock for Heidelberg shares	1,058	11	(11)			-
Comprehensive loss:
Adjustment to net unrealized loss
on marketable securities	-	-	-	-	(30,278)	(30,278)
Net loss	-	-	-	(2,516,069)	-	(2,516,069)
Comprehensive loss						(2,546,347)
BALANCES, DECEMBER 31, 2004	10,630,590	$ 106,306	$12,032,739	$(5,131,829)	$ 12,817	$ 7,020,033

See accompanying notes to consolidated financial statements.

Mines Management, Inc. and Subsidiary

Consolidated Statements of Cash Flows
	Years Ended
	December 31,
	2004	2003
Increase (Decrease) in Cash and Cash Equivalents
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,516,069)	$(1,275,620)
Adjustments to reconcile net loss to net cash
used in operating activities:
Issuance of stock options	1,417,291	560,800
Depreciation	11,754	2,203
Changes in assets and liabilities:
Accounts receivable	-	760
Interest receivable	(35,946)	(15,742)
Prepaid expenses	(20,489)	(7,000)
Accounts payable	(18,882)	(3,986)
Severance payable	(60,000)	140,000
State income taxes payable	(455)	636
Payroll taxes payable	5,665	6,433
Net cash used in operating activities	(1,217,131)	(591,516)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of office equipment	(52,761)	(24,440)
Purchase of certificates of deposit	(3,035,760)	(1,000,000)
Increase in mineral properties	-	(135,811)
Net cash used in investing activities	(3,088,521)	(1,160,251)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock	6,448,010	1,770,929

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,142,358	19,162

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	282,637	263,475
CASH AND CASH EQUIVALENTS, END OF YEAR	$ 2,424,995	$ 282,637

Supplemental Disclosure of Cash Flows Information:

Income taxes paid	$ 455	$ 549

See accompanying notes to consolidated financial statements.

Mines Management, Inc. and Subsidiary

Notes to Consolidated Financial Statements

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Organization:

Mines Management, Inc. (the “Company”) is a publicly held Idaho corporation incorporated in 1947.  The Company acquires, explores, and develops mineral and oil properties principally in North America.  The Company performed exploration activities in South America in 2002.

Summary of Significant Accounting Policies:

a.

The accompanying consolidated financial statements include the accounts of Mines Management, Inc., and its wholly-owned subsidiary, Newhi, Inc.  Intercompany balances and transactions have been eliminated.  Newhi, Inc., was formed by the Company for the purpose of merger with Heidelberg Silver Mining Company, Inc.  In the merger, completed on April 15, 1988, Heidelberg Silver Mining Company, Inc., was merged into Newhi, Inc.  To effect the merger, the Company issued 367,844 shares of its previously unissued common stock.  Also in connection with this merger, the Company issued 11,117 shares of common stock and paid $4,446 as a finder’s fee.

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

c.

In accordance with Financial Accounting Standards Board (FASB) Statement No. 144, Accounting for Impairment of Long-Lived Assets, the Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable.  Management does not believe that any impairment adjustment is needed to the carrying value of assets at December 31, 2004.

d.

Property and equipment are stated at cost.  Buildings and leasehold improvements are depreciated on the straight-line basis over an estimated useful life of 39 years.  Machinery and furniture are generally being depreciated using accelerated methods over estimated useful lives ranging from 5 to 10 years.

e.

Basic and diluted loss per share are computed using the weighted average number of shares outstanding during the year (9,745,097 and 7,234,703 in 2004 and 2003, respectively).  Stock options and warrants outstanding are antidilutive and are not considered in the computation.

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

i.

Certain reclassifications of 2003 amounts have been made to conform with the 2004 financial statement presentation with no effect on previously reported net loss.

j.

At December 31, 2004, the Company has four stock option plans, which are described more fully in note 6.  Prior to 2003, the Company accounted for stock options issued under the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees.  Effective January 1, 2003, the Company adopted the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, for all stock-based employee compensation.

NOTE 2 — STOCKHOLDERS’ EQUITY:

Common Stock:

In 2003, the Company sold 1,152,007 common shares for $1,267,207 ($1.10 per share).  In connection with the stock sales, the Company granted warrants to purchase up to 1,152,007 common shares at $1.20 per share through two years from the date of issue.  During 2004, warrants for 451,139 shares had been exercised.

In 2004, the Company sold 1,285,000 common shares for $6,425,000 ($5.00 per share).  In connection with the stock sales, the Company granted warrants to purchase up to 511,000 common stock shares at $7.25 per share through five years from the initial exercise date.  To date no warrants have been exercised.  The Company paid a cash finder’s fee of 7% of the gross offering funds received in the offering.  The finder also received 3% warrant compensation.  The warrant calculation translates to 30,000 warrants for each $1 million raised.

Preferred Stock:

The Company has authorized 10,000,000 shares of no-par-value preferred stock.  Through December 31, 2004, the Company had not issued any of the authorized preferred stock.

Mines Management, Inc. and Subsidiary

Notes to Consolidated Financial Statements

NOTE 3 — MINING PROPERTIES:

Mining properties are comprised of acquisition, exploration, and development costs related to the Advance and Iroquois properties in the Northport region of northeastern Washington State and the Montanore property in northwestern Montana, as shown below:

December 31,

2004

2003

Montanore

$

278,519

$

278,519

Advance

2,139

2,139

Iroquois

  223,834

  223,834

$

504,492

$

504,492

The Montanore property (formerly the Noxon property) located in northwestern Montana includes 18 mining claims covering 355 acres plus one 5-acre patented mill site.  In August 2002, the Company acquired a controlling interest in the Montanore silver copper deposit in Sanders County, Montana.  The Company received a quitclaim deed from Noranda Mineral Corp. (Noranda) when Noranda elected to withdraw from the project.  The mineral rights acquired by the Company are subject to a $0.20 per ton royalty, and a 5% net profits royalty which would commence after the operator has recovered all of its exploration and development costs.  In December 2002, the Company received a quitclaim deed to all intellectual property connected with studies that Noranda carried out on the project.

The Advance property consists of 720 acres of patented mineral rights.  Although the Company does not own the overlying surface rights to its patented mineral rights, it does have right of access to explore and mine.

The Iroquois property consists of 64 acres of patented mineral and surface rights and 15 unpatented mining claims containing 300 acres.

NOTE 4 — INVESTMENTS:

The Company owns four $103,364 certificates of deposit and six $103,717 certificates of deposit for a total of $1,035,760.  These investments mature in 2008 and earn rates from 3.3% to 3.64%.  The Company purchased ten $200,000 certificates of deposit and ten $100,000 certificates of deposit for a total of $3,000,000.  These investments mature in 2009 and earn rates of 4.21% and 4%, respectively.

The Company owns 45,000 free-trading shares of Bitterroot Resources, Ltd. (BTT), a public Canadian corporation traded on the Toronto Venture Exchange.  The shares are held as “available for sale.”  This investment is being recorded at fair market value with a corresponding adjustment to stockholders’ equity.  The 45,000 free-trading shares at December 31, 2004 and 2003, have an approximate market value of $14,210 and $20,893 U.S. funds, respectively.  The Company also owns 196,000 free-trading shares of Centram Exploration Ltd., a public Canadian corporation traded on the Toronto Venture Exchange.  The shares are held as “available for sale.”  The shares were received in year 2002 in exchange for administrative services provided by the Company.  The 196,000 free-trading shares at December 31, 2004 and 2003, have an approximate market value of $9,722 and $33,367 U.S. funds, respectively.

Mines Management, Inc. and Subsidiary

Notes to Consolidated Financial Statements

NOTE 5 — SEVERANCE AGREEMENT:

During 2003, the Company entered into a severance agreement with a former officer.  The agreement provides for annual severance payments, payable in equal monthly installments, through April 30, 2006.  As of December 31, 2004, the Company had the following obligations under the agreement:

Years Ending

December 31,

Amount

2005

$

60,000

2006

  20,000

$

80,000

NOTE 6 — STOCK OPTIONS:

During the year ended December 31, 1998, the stockholders of the Company approved two stock-based compensation plans: a fixed employee stock-based compensation plan and a performance-based plan.  Under the fixed plan, the Company may grant options to purchase up to 460,000 shares of common stock.  The option price shall not be less than the fair market value on the date of grant of the shares.  Stock options shall be exercisable within 10 years from the date of the grant of the option.  Options under the fixed plan vest immediately.

At December 31, 2004, the following 1998 nonqualified plan options were outstanding:

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

At December 31, 2004, no incentive-based plan options were outstanding.

During the year ended December 31, 2003, the stockholders of the Company approved two new stock-based compensation plans – the 2003 Stock Option Plan (which includes both qualified and nonqualified options) and the 2003 Consultant Stock Compensation Plan.  Under the 2003 Stock Option Plan, the Company may grant options to purchase up to 1,200,000 shares of common stock.  Under the 2003 Consultant Stock Compensation Plan the Company may grant options to purchase up to 400,000 shares of common stock.  During 2004, the Company increased the maximum number of common shares available under the 2003 Stock Option Plan and the 2003 Consultant Stock Compensation Plan to 3,000,000 and 700,000 shares, respectively.

Mines Management, Inc. and Subsidiary

Notes to Consolidated Financial Statements

NOTE 6 — STOCK OPTIONS (continued):

Under both 2003 plans the option price shall be no less than 100% of the fair market value per share on the date of grant.  Stock options shall be exercisable within ten years from the date of the grant of the option.  Vesting of the options granted under both plans is at the prerogative of the Board of Directors.  Options granted under the plans in 2003 vest immediately except for options issued to Glenn Dobbs, President and Chairman of the Board of Directors. Options issued to Dobbs are 50% vested at year end December 31, 2003, and become fully vested upon completion of certain financing arrangements.  The options to Dobbs are fully vested at year end December 31, 2004.

At December 31, 2004, the following 2003 plan options were outstanding:

   Number of

Optionee

Shares Granted

Option Price

Option Period

Expiration

Glenn Dobbs

500,000

$1.60 per share

5 years

March 4, 2008

Roy Franklin

10,000

$1.85 per share

5 years

August 27, 2008

Bob Russell

50,000

$1.85 per share

5 years

August 27, 2008

Jerry Pogue

100,000

$1.85 per share

5 years

August 27, 2008

Glenn Dobbs

100,000

$1.85 per share

5 years

August 27, 2008

Glenn Dobbs

250,000

$4.65 per share

5 years

May 2, 2009

Roy Franklin

50,000

$4.65 per share

5 years

May 2, 2009

Bob Russell

50,000

$4.65 per share

5 years

May 2, 2009

Jerry Pogue

100,000

$4.65 per share

5 years

May 2, 2009

Russell Babcock

25,000

$4.65 per share

5 years

May 2, 2009

Samantha Pitts

25,000

$4.65 per share

5 years

May 2, 2009

Doug Dobbs

150,000

$4.65 per share

5 years

May 2, 2009

Jim Moore

25,000

$3.95 per share

5 years

June 21, 2009

Linda Fralich

5,000

$3.95 per share

5 years

June 21, 2009

Eric Klepfer

  125,000

$5.71 per share

5 years

Various – 5 years

    from grant date

1,565,000

The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions from grants in 2004 and 2003, respectively: dividend rate of 0% for both years, price volatility of 72.5% and 95%, respectively, risk-free interest rates of 1.27 and 1.69, and expected lives of five years for the 1998 Plan options issued before December 31, 2002, one year for the 1998 options issued during 2003 and two years for the remaining 2003 Plan options issued.

Mines Management, Inc. and Subsidiary

Notes to Consolidated Financial Statements

NOTE 6 — STOCK OPTIONS (continued):

The following summarizes option activity for the years presented:

Weighted-Average

Shares

Exercise Price

Under Option

Per Share

Balance, at January 1, 2003

860,000

$

0.44

Issued

920,000

1.66

Forfeited

-

     -

Exercised

  (720,000)

0.46

Balance at December 31, 2003

1,060,000

1.49

Issued

805,000

4.79

Forfeited

-

     -

Exercised

  (200,000)

1.27

Balance at December 31, 2004

1,665,000

$

3.18

Options outstanding at December 31, 2004, have a remaining contractual life of approximately four years.

NOTE 7 — CONCENTRATION OF CREDIT RISK:

The Company maintains its cash and cash equivalents in one financial institution.  Balances are insured by the Federal Deposit Insurance Corporation up to $100,000 per institution.

NOTE 8 — DEFERRED INCOME TAX:

At December 31, 2004 and 2003, the Company had deferred tax assets which were fully reserved by valuation allowances.  Following are the components of such assets and allowances:

December 31,

2004

2003

Deferred tax assets arising from:

Net operating loss carryforwards

$

373,000

$

185,000

Stock option compensation

310,000

96,000

Accrued severance compensation

   12,000

   21,000

695,000

302,000

Less valuation allowance

  695,000

  302,000

Net deferred tax assets

$

-

$

-

Mines Management, Inc. and Subsidiary

Notes to Consolidated Financial Statements

NOTE 8 — DEFERRED INCOME TAX (continued):

For the years presented, the effective income tax rate differed from the expected rate because of the effects of annual changes in the deferred tax asset valuation allowance.  Changes in the deferred tax asset valuation allowance for 2004 and 2003 relate only to corresponding changes in deferred tax assets for those years.

At December 31, 2004, the Company had federal tax-basis net operating loss carryforwards totaling approximately $2,000,000, which will expire in various amounts from 2005 through 2024.

NOTE 9 — SUBSEQUENT EVENT:

During January 2005, the Company issued 214,000 stock options to an individual to perform marketing services. The options have an exercise price of $4.01 and vest 25% at the time of issuance, 25% in 60 days and the remaining balance on May 28, 2005.  The options expire five years from issuance.

During February 2005, the Company issued 205,000 stock options to directors and employees.  The options have an exercise price of $3.93 and vest immediately.  The options expire five years from issuance.

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements between the Company and its accountants regarding any matter or accounting principles or practices or financial statement disclosures.  The Company elected to engage the services of LeMaster & Daniels PLLC to undertake its audit for the year ended December 31, 2004.

ITEM 8A.

CONTROLS AND PROCEDURES

Glenn M. Dobbs, the Registrant’s President and CEO, and James H. Moore, the Company’s Chief Financial Officer/Treasurer and Principal Accounting Officer, have evaluated the Registrant’s disclosure controls and procedures within 90 days of the filing date of this annual report.  Based upon this evaluation, the Registrant’s President and Principal Accounting Officer concluded that the Registrant’s disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange commission.

There were no significant changes in the Registrant’s internal controls or, to the knowledge of the management of the Registrant, in other factors that could significantly affect these controls subsequent to the evaluation date.

ITEM 8B.

OTHER INFORMATION

None.

PART III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Officers

Name                                  Age          Office with the Company                   Appointed to Office

Glenn M. Dobbs (1)

       61

President, Chief Executive Officer, and             2003

Director

Roy G. Franklin (2)(3)

       69

Director

    1988

Robert L. Russell                  71

Director

    1999

Jerry Pogue (2)(3                       63

Director

    1999

Russell C. Babcock (2)(3)    68

Director

    2004

James H. Moore

       60

Chief Financial Officer and Treasurer

    2004

Eric Klepfer

       48             Vice President Operations

    2004

________________________

(1)

Glenn M. Dobbs served as the Company’s Vice-President from December 2002 until his appointment as President and Chief Executive Officer in January 2003 and Treasurer in 2004, resigned as Treasurer in 2004.

(2)

Member of Compensation Committee.

(3)

Member of Audit Committee.

The directors are elected for a one-year term or until their successors have been elected and qualified.  Executive Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of shareholders and until their successors have been elected and qualified.

Directors and Executive Officers:

Glenn Dobbs has broad experience in international finance, investment banking, natural resource financing and as a business development consultant. He has been President and CEO for MMI (2003-Present). Prior to joining MMI Mr. Dobbs was the Managing Director of the InterGold (Hedge Fund) from 1996 to 2003.   Mr. Dobbs was the founder of the Alpha Commodities Fund in 1976, founder and Board Chairman of First American Bank in 1978, Dallas regional manager for Monex International, founder of the InterGold (Hedge) Fund in 1996, and a former member of the Washington State House of Representatives.  Mr. Dobbs has written and lectured extensively on precious metals sector investing, resource development and financing.

Robert L. Russell, a Professional Engineer, has been a director of the Company since March, 1999. Since September 1998 to 2004, Mr. Russell has provided mining management consulting services through his consulting company, R.L. Russell Associates. Mr. Russell has held positions with Exxon Minerals and Freeport McMoRan Copper and Gold, where he served as Vice President of Mining.  Mr. Russell acted as General Manager of Freeport’s Indonesian operations, which have become the largest gold mine in the world.  From 1995 to 1998 Mr. Russell was employed by Zambia Consolidated Copper Mines, most recently as General Manager of the Nchanga Division. In that position Mr. Russell was responsible for all functions of two operating mines and several metallurgical facilities. Under Mr. Russell, the Nchanga Division had 8700 employees and produced 150,000 tons of copper and 3500 tons (about 12% of the world’s supply) of cobalt per year.

Jerry G. Pogue is a businessman with an extensive background in the management and financing of junior resource companies.  Mr. Pogue has been a self employed Financial Consultant since 1995 in the mining sector. He has managed a large sales organization, has worked as a highly successful stockbroker and investment analyst, and has financed and managed a number of companies in the resource and technology sectors.  He frequently lectures at international mining investment conferences.

Roy G. Franklin is a certified public accountant with 38 years experience specializing in small company administration and finance.  He was formerly a director of Heidelberg Silver Mining Company and was a principal in the accounting firm of Oswalt, Teel, and Franklin, P.S. until June of 2003, when he retired. Roy  remains active consulting for several businesses in the Tri-Cities area of Washington.  He currently serves on the boards of Ben Franklin Ventures and Columbia Industries.

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

James H. Moore is the Company’s Chief Financial Officer and Treasurer.  He has over 30 years of senior level experience in financial management in the mining sector.  Most recently, from 2003-2004, before joining MMI he served as a mine finance consultant and Chief Financial Officer for Idaho General Mines, Inc. From 1997 to 2002, Mr. Moore was the Vice President of Business Development for RAHCO International, Inc., a heavy mining equipment designer and manufacturer.  He served as Barrick Gold Corporation’s  Vice President and CFO for their Latin American Division in Santiago, Chile.  Other experience includes Controller/Treasurer for Pegasus Gold, Inc., Division Controller for Mobil Oil Energy Minerals Division, and Operations Controller for United Nuclear Corporation.

Eric C. Klepfer is the Vice President of Operations joined the Company in August 2004 and is responsible for all activities related to the advancement of the Montanore Project toward production. Prior to Joining MMI he had his own Environmental Engineering/Regulatory Consulting business from 2003 to 2004.  He has more than 22 years mining experience including project management , regulatory and environmental engineering, and mine planning with Couer d’ Alene Mines from 1995-2003 , Newmont Mining From 1994-1995, and Placer Dome Mines.  He worked as a specialist on environmental matters, and he has contributed to the success of major mining operations throughout North and South America and New Zealand.

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company pursuant to Section 240.16a-3 during the most recent fiscal year, and Form 5 and amendments thereto furnished to the Registrant with respect to the most recent fiscal year, no person who at any time during the fiscal year was a director, officer, or beneficial owner or more than ten percent of any class of equity securities of the Company failed to file on a timely basis, as disclosed in the above Forms, reports required by Section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years, except William R. Green (one report, 1 transaction), Glenn Dobbs (one report, 4 transactions), Robert L  Russell (one report, 8 transactions) and Jerry Pogue (one report, 9 transactions).

Board Committees

The Compensation Committee, which was appointed in 2004, is composed of Directors, Franklin, Babcock, and Pogue. The revised compensation committee charter was adopted by the board of directors on January 18, 2005.

Roy B. Franklin, Russell C. Babcock, and Jerry G. Pogue comprise the Audit Committee, with Roy B. Franklin the Chairman. They were appointed in 2004. The audit committee engages a firm of independent certified public accountants to audit the annual financial statements, discusses with the auditors and approves in advance the scope of the audit, reviews with the independent auditors their independence, the financial statements and their audit report, reviews management's administration of the system of internal accounting controls, and reviews the Company's procedures relating to business ethics. Messrs Franklin, Babcock, and Pogue have been determined to be independent directors as that term is defined in Rule 4200(a)(14) of the NASD’s listing standards. The audit committee charter was adopted June 18, 2004 by the Board of Directors.

The nominating committee is made up of Russell C. Babcock, Roy B. Franklin, and Jerry Pogue.  This Nominating Committee was appointed by the Board of Directors on January 18, 2005.

ITEM 10.

   EXECUTIVE COMPENSATION

Reference is made to the information set forth under the caption “Executive Compensation and Other Information” in our definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2005 annual meeting of shareholders (the “Proxy Statement”) See “Part 1-Items 1 and 2: Business and Properties-Management” for information  regarding the executives of Mines Management, Inc..

ITEM 11.

SECUTITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Reference is made to the information set forth under the caption “Security Ownership of Principal Shareholders and Management” in the Proxy Statement, which information is incorporated by reference in this report on 10-KSB.

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Reference is made to the information contained under the caption “Certain Transactions” contained in the Proxy Statement, which information is incorporated by reference in this report Form 10KSB.

ITEM 13.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) the  following documents are filed as part of the report:

1. Financial Statements

Accountants' Report

Consolidated Balance Sheets

December 31,  2004 and  2003

Consolidated Statements of Operations and Comprehensive Income

for the years ended December 31,  2004 and 2003

Consolidated Statement of Changes in Stockholders' Equity

for the years ended December 31,  2004, and  2003

Consolidated Statements of Cash Flows

for the years ended December 31,  2004, and  2003

Notes to  Financial Statements

2. Exhibits required by Item 601

(3)(i)

Articles of Incorporation (1)

(3)(ii)

Bylaws. (1)

(4) (i)

Mines Management, Inc., 1998 Stock Option Plan(2)

(4) (ii)

Mines Management, Inc., 1998 Incentive Stock Option Plan(2)

(4) (iii) Mines Management, Inc., 2003 Stock Option Plan(2)

(4) (iv)

Mines Management, Inc., 2003 Consultant Stock Compensation Plan(2)

(10)(i)

William R. Green Separation Agreement (2)

(10)(ii)  Glenn Dobbs Executive Compensation Agreement (2)

(14)

Code of Ethics (2)

(31)

 Rule 13a-14(a)/15d-14(a) Certifications

(31)(i)  Certification of Glenn Dobbs

(31)(ii)  Certification of James Moore

(32)

Section 1350 Certifications

(32)(i)  Certification of Glenn Dobbs

(32)(ii)  Certification of James Moore

(19)

Subsidiaries of the Registrant. (2)

(99)

Additional Exhibits.

(99)(i)  Audit Committee Charter (2)

(99)(ii) Form of Audit Committee Pre-approval Policies (2)

(99(iii) Committee Charters-Board of Directors

(1)  Incorporated by reference from the 10SB12G filed November 12, 1998

(2)  Incorporated by reference to Form 10KSB filed March 1, 2004

(b)

Reports on Form 8-K.  No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company’s board of directors reviews and approves audit and permissible non-audit services performed by the authorized independent public accountants as well as the fees charged by the authorized independent public accountants for such services.  In its review of non-audit service fees and its appointment of the authorized independent public accountants as the Company's independent accountants, the board of directors considered whether the provision of such services is compatible with maintaining the authorized independent public accountants independence.  All of the services provided and fees charged by the authorized independent public accountants in 2004 were pre-approved by the board of directors.

Audit Fees

The aggregate fees billed for professional services rendered by the Company’s principal accountant for the audit of the Company’s annual financial statements for the fiscal years ended December 31, 2004 and 2003 were $16,500 and $26,800 respectively.

Tax Fees

The Company incurred fees totaling $3,000 and $1,500 during the fiscal years ended December 31, 2004 and 2003, respectively, for professional services rendered by the Company’s principal accountant for tax compliance, tax advice and tax planning.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MINES MANAGEMENT, INC.

      /s/ Glenn M. Dobbs

By: __________________________________

      GLENN M. DOBBS

      President and Chief Executive Officer(Principal Executive Officer)

      /s/ James H. Moore

By:___________________________________

      JAMES H. MOORE

      Chief Financial Officer and Treasurer

      (Principal Financial and Accounting Officer)

Date:

March 28, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Glenn M. Dobbs

____________________________________

GLENN M. DOBBS, Director

Date:

March 28, 2005

/s/ Roy G. Franklin

____________________________________

ROY G. FRANKLIN, Director

Date:

March 28, 2005

/s/Robert L. Russell

____________________________________

ROBERT L. RUSSELL, Director

Date:

March 28, 2005

/s/ Jerry G;. Pogue

____________________________________

JERRY G. POGUE, Director

Date:

March 28, 2005

/s/ Russell C. Babcock

____________________________________

RUSSELL C. BABCOCK

Date:

March 28, 2005