Form 10KSB/A
period 2004-12-31
MINES MANAGEMENT INC
filed 2005-05-02
CIK 66649

OMB APPROVAL
OMB Number: 3235-0420
Expires: December 31, 2006
Estimated average burden hours per response: 1646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

Amendment No. 1

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

EXPLANATORY NOTE

This amendment on Form 10-KSB/A is being filed in order to amend the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004 of Mines Management, Inc., as originally filed with the Securities and Exchange Commission (the “Commission”) on March 28, 2005 to include the information required by Items 9, 10, 11 and 12 of Part III of the Annual Report on Form 10-KSB in lieu of incorporation by reference to Mines Management’s proxy statement for the 2005 annual meeting of shareholders.

PART III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

Name                                  Age          Office with the Company                   Appointed to Office

Glenn M. Dobbs (1)

61

President, Chief Executive Officer, and

    2003

Director

Roy G. Franklin (2)(3)

69

Director

    1988

Robert L. Russell

71

Director

    1999

Jerry Pogue (2)(3)

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

Glenn M Dobbs is the President and Chief Executive Officer of Mines Management, Inc., with broad experience in international finance, investment banking, natural resource financing and as a business development consultant. He has been President and CEO for MMI from 2003 to the present.  Prior to joining MMI Mr. Dobbs was the Managing Director of the InterGold (Hedge Fund) from 1996 to 2003.   Mr. Dobbs was the founder of the Alpha Commodities Fund in 1976, founder and Board Chairman of First American Bank in 1978, Dallas regional manager for Monex International, founder of the InterGold (Hedge) Fund in 1996, and a former member of the Washington State House of Representatives.  Mr. Dobbs has written and lectured extensively on precious metals sector investing, resource development and financing.

Roy G. Franklin is a certified public accountant with 38 years experience specializing in small company administration and finance.  He was formerly a director of Heidelberg Silver Mining Company and was a principal in the accounting firm of Oswalt, Teel, and Franklin, P.S. until June of 2003, when he retired.  Since his retirement, he has served as a consultant for several businesses in the Tri-Cities area of Washington.

Robert L. Russell, a Professional Engineer, has served as President and Director of Idaho General Mines, a publicly held metals exploration company, since 2003.  From September 1998 to 2004, Mr. Russell provided mining management consulting services through his consulting company, R.L. Russell Associates.  Prior to 1998, Mr. Russell has held positions with Exxon Minerals and Freeport McMoRan Copper and Gold, where he served as Vice President of Mining.  Mr. Russell acted as General Manager of Freeport’s Indonesian operations, which have become the largest gold mine in the world.  From 1995 to 1998 Mr. Russell was employed by Zambia Consolidated Copper Mines, most recently as General

Manager of the Nchanga Division. In that position Mr. Russell was responsible for all functions of two operating mines and several metallurgical facilities. Under Mr. Russell, the Nchanga Division had 8700 employees and produced 150,000 tons of copper and 3500 tons (about 12% of the world’s supply) of cobalt per year.

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

James H. Moore is the Company’s Chief Financial Officer and Treasurer.  He has over 30 years of senior level experience in financial management in the mining sector.  Most recently, from 2003-2004, before joining MMI he served as a mine finance consultant and Chief Financial Officer for Idaho General Mines, Inc. From 1997 to 2002, Mr. Moore was the Vice President of Business Development for RAHCO International, Inc., a heavy mining equipment designer and manufacturer.  Prior to joining RAHCO he served as Barrick Gold Corporation’s Vice President and CFO for their Latin American Division in Santiago, Chile.  Other experience includes Controller/Treasurer for Pegasus Gold, Inc., Division Controller for Mobil Oil Energy Minerals Division, and Operations Controller for United Nuclear Corporation.

Eric C. Klepfer is the Vice President of Operations joined the Company in August 2004 and is responsible for all activities related to the advancement of the Montanore Project toward production. Prior to Joining MMI he had his own Environmental Engineering/Regulatory Consulting business from 2003 to 2004.  He has more than 22 years mining experience including project management , regulatory and environmental engineering, and mine planning with Couer d’Alene Mines from 1995-2003 , Newmont Mining From 1994-1995, and Placer Dome Mines.  He worked as a specialist on environmental matters, and he has contributed to the success of major mining operations throughout North and South America and New Zealand.

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company pursuant to Rule 16a-3 pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”) during the most recent fiscal year, and Form 5 and amendments thereto furnished to the Registrant with respect to the most recent fiscal year, no person who at any time during the fiscal year was a director, officer, or beneficial owner or more than ten percent of any class of equity securities of the Company failed to file on a timely basis, as disclosed in the above Forms, reports required by Section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years, except

William R. Green (one report, 1 transaction), Glenn Dobbs (one report, 4 transactions), Robert L  Russell (one report, 8 transactions) and Jerry Pogue (one report, 9 transactions).

Board Committees

The Compensation Committee, which was appointed in 2004, is composed of Directors, Franklin, Babcock, and Pogue. The revised compensation committee charter was adopted by the board of directors on January 18, 2005.

Roy B. Franklin, Russell C. Babcock, and Jerry G. Pogue comprise the Audit Committee, with Roy B. Franklin the Chairman and an “audit committee financial expert as defined by applicable SEC rules.  They were appointed in 2004. The audit committee engages a firm of independent certified public accountants to audit the annual financial statements, discusses with the auditors and approves in advance the scope of the audit, reviews with the independent auditors their independence, the financial statements and their audit report, reviews management's administration of the system of internal accounting controls, and reviews the Company's procedures relating to business ethics. Messrs Franklin, Babcock, and Pogue have been determined to be independent directors as is defined in and to meet the experience requirements of, the rules of the American Stock Exchange listing standards. The audit committee charter was adopted June 18, 2004 by the Board of Directors.

The nominating committee is made up of Russell C. Babcock, Roy B. Franklin, and Jerry Pogue.  This Nominating Committee was appointed by the Board of Directors on January 18, 2005.

Code of Business Conduct and Ethics

The Corporation has adopted a Code of Business Conduct and Ethics, which applies to all directors, officers, and employees in 2003.  The text can be found on our website www.minesmanagement.com under the heading Governance.

ITEM 10.

EXECUTIVE COMPENSATION

Compensation Of Officers

A summary of cash and other compensation for the Company’s President and Chief Executive Officer for each of the Company’s last completed three fiscal years is as follows:

Summary Compensation Table

Annual Compensation			Awards
Name and Principal Position	Year	Salary ($)	Restricted Stock Awards (1) ($)	Securities Underlying Options/SARs(#)	All Other Comp. ($)
William R. Green President	2002 2003 2004	$13,649 $20,000 $0	$30,000 $0 $0	100,000 -0- -0-	$0 $40,000 (1) $60,000 (1)

Glenn M. Dobbs President and Chief Executive Officer (2)	2002 2003 2004	$0 $70,000 $143,333	$0 $0 $0	100,000 600,000 250,000	$0 $0 $0

(1) Amounts paid to Mr. Green as all other compensation in 2003 and 2004 are severance payments.

 (2) Note:  The Company’s President, Glenn M. Dobbs, receives an annual base salary of $180,000.

Option/SAR Grants In Last Fiscal Year

Individual Grants in 2004

Name	Number of Securities Underlying Options/ SARs Granted (#)	% of Total Options/SARs Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date

Glenn M. Dobbs	250,000	31.1%	$4.65	May 2, 2009

Compensation of Directors

Each director receives $250 for each Board Meeting he attends, plus expenses and have received stock options in the past in varying amounts depending generally on their length of service and time spent on the affairs of the Company.  During 2004 the Company had one board meeting attended by all directors.  During 2004, each of the Company’s non-employee directors was awarded stock options as set forth in the following table.

Number of Shares Granted	Optionee	Option Price	Option Period	Expiration

50,000	Roy Franklin	$4.65 per share	5 years	May 2, 2009
100,000	Jerry Pogue	$4.65 per share	5 years	May 2, 2009
50,000	Robert L. Russell	$4.65 per share	5 years	May 2, 2009
25,000	Russell Babcock	$4.65 per share	5 years	May 2, 2009
225,000	Total	$4.65 per share	5 years	May 2, 2009

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
AND FISCAL YEAR-END OPTION VALUES

Name	Shares Acquired on Exercise (#)	*Value Realized ($)	Number of Securities Underlying Unexercised Options At Fiscal Year-End (#)		Value of Unexercised In-the-Money Options at Fiscal Year-End ($)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Glenn M. Dobbs	100,000	$639,000	850,000		$1,430,500
Roy G. Franklin			60,000		($22,000)
Robert L. Russell	50,000	$360,000	100,000		$97,000
Jerry G. Pogue			200,000		$194,000
Russell C. Babcock			25,000		($10,750)

____________________

*Value @ Exercise Date

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Holders and Management

The following table sets forth certain information as of March 31, 2005 regarding the number and percentage of shares of Common Stock of the Company or any of its parents or subsidiaries beneficially owned (as such terms is defined in Rule 13d-3 under the Exchange Act) by each beneficial holder of more than five percent of the Common Stock and by director, each of the named executive officers and directors and officers as a group:

Name of Beneficial Owner	Amount and nature of Beneficial Ownership	Percent of Class (1)
Glenn M. Dobbs	436,919 shares (2) 875,000 vested options	4.07%
Roy G. Franklin	119,599 shares 85,000 vested options	1.11%
Robert L. Russell	47,279 shares 125,000 vested options	.44%
Jerry G. Pogue	70,000 shares 225,000 vested options	.65%
Russell C. Babcock	-- 50,000 vested options	--
Total of all officers and Directors (5 individuals)	673,797 shares 1,385,000 vested options	6.27%

_______________________

    (1)     Based on 10,740,569 shares outstanding at March 31, 2005.

    (2)     Includes 241,500 shares held of record by Intergold Fund Limited.

Securities Authorized for Issuance Under Equity Compensation Plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders	1,565,000	$3.40	1,335,000 (1)
Equity compensation plans not approved by shareholders	100,000 (2)	$.40
Total	1,665,000		1,335,000

________________________

(1)  The Company’s 2003 Stock Option Plan was amended at the 2004 Annual Meeting on June 17, 2004 to increase the total number of options that could be issued under plan from 1,200,000 to 3,000,000.

(2)  These options were issued to a director in September 2002 and expire on September 15, 2007.

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On January 15, 2003, the Company entered onto a severance agreement with Dr. William R. Green. Dr. Green had served as the President of the Company since 1965. Under the terms of the severance agreement, Dr. Green remained an employee of the Company until April 30, 2003 to assist in the transition of the new President and Chief Executive Officer and is entitled to receive $60,000 per year, payable in monthly installments, until April 30, 2006.

Douglas Dobbs, son of Glenn Dobbs, President and a director of the Company, is employed by the Company as Director of Corporate Development and Investor Relations. Douglas Dobbs was employed by the Company prior to Glenn Dobbs becoming an officer or director of the Company.  During the year ended December 31, 2003, Mr. Dobbs received a salary of $52,000 and was granted 40,000 options exercisable for 5 years at the then market price of $1.60 per share. During the year ending December 31, 2004, Mr. D. Dobbs received a salary of $65,400 and was granted 150,000 options exercisable for 5 years at the then market price of $4.65 per share.

ITEM 13.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) the following documents are filed as part of the report:

1. Financial Statements

Accountants' Report

Consolidated Balance Sheets, December 31, 2004 and 2003

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

Mines Management, Inc., 2003 Consultant Stock Compensation Plan(2)

(10)(i)

William R. Green Separation Agreement (2)

(10)(ii) Glenn Dobbs Executive Compensation Agreement (2)

(14)

Code of Ethics (2)

(19)

Subsidiaries of the Registrant. (2)

(31.1)

Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a_14(a) and Rule 15d-14(a) (Section 302 of the Sarbanes-Oxley act of 2002).

(31.2)

Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a_14(a) and Rule 15d-14(a) (Section 302 of the Sarbanes-Oxley act of 2002).

(32.1)

Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

(32.2)

Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

(99)

Additional Exhibits.

(99)(i)  Audit Committee Charter (2)

(99)(ii) Form of Audit Committee Pre-approval Policies (2)

(99(iii) Committee Charters-Board of Directors(3)

__________________________

(1)  Incorporated by reference from the 10SB12G filed November 12, 1998

(2)  Incorporated by reference to Form 10KSB filed March 1, 2004

(3)  Incorporated by reference to Form 10KSB filed March 28, 2004.

(b)

No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MINES MANAGEMENT, INC.

     /s/ Glenn M. Dobbs

By: _________________________________

      GLENN M. DOBBS

      President and Chief Executive Officer(Principal Executive Officer)

      /s/ James H. Moore

By:___________________________________

      JAMES H. MOORE

      Chief Financial Officer and Treasurer

      (Principal Financial and Accounting Officer)

Date:

May 2, 2005

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a_14(a) and Rule 15d-14(a) (Section 302 of the Sarbanes-Oxley act of 2002).
31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a_14(a) and Rule 15d-14(a) (Section 302 of the Sarbanes-Oxley act of 2002).
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

10