Form 10-Q
period 2005-03-31
MINES MANAGEMENT INC
filed 2005-05-16
CIK 66649

OMB APPROVAL
OMB Number: 3235-0416 Expires: January 31, 2007 Estimated average burden hours per response 135.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005.

OR

[  ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ________.

COMMISSION FILE NUMBER  000-29786

MINES MANAGEMENT, INC.
(Exact Name of Registrant as Specified in its Charter)

IDAHO	91-0538859
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

905 W. Riverside Avenue, Suite 311 Spokane, Washington	99201
(Address Of Principal Executive Offices)	(Zip Code)

(509) 838-6050
(Registrant’s Telephone Number, Including Area Code)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS:    YES [ x ]    NO [  ]

INDICATE BY CHECKMARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED BY RULE 12B-2 OF THE EXCHANGE ACT):  YES [  ]    NO [ x ]

AT May 2, 2005, 10,891,025 SHARES OF THE COMPANY’S COMMON STOCK, $0.01 PAR VALUE PER SHARE, WERE ISSUED AND OUTSTANDING.

MINES MANAGEMENT, INC.

FORM 10-Q

QUARTER ENDED MARCH 31, 2005

INDEX

PAGE

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

3

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

17

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET

RISK AND HEDGING ACTIVITIES

19

ITEM 4.

CONTROLS AND PROCEDURES

19

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

20

ITEM 2.

CHANGES IN SECURITIES AND USE OF PROCEEDS

20

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

20

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

20

ITEM 5.

OTHER INFORMATION

20

ITEM 6.

EXHIBITS AND REPORTS ON FORM 8-K

20

SIGNATURES

21

PART I. FINANCIAL INFORMATION

Item 1.

Financial Statements

Mines Management, Inc. and Subsidiary Consolidated Balance Sheets

	March 31,	December 31,
	2005	2004
	(Unaudited)

Assets

CURRENT ASSETS:
Cash and cash equivalents	$ 1,799,474	$ 2,424,995
Accounts receivable	500	-
Interest receivable	91,812	51,688
Prepaid expenses	16,350	27,989
Total current assets	1,908,136	2,504,672

MINERAL PROPERTIES	504,492	504,492

PROPERTY AND EQUIPMENT:
Mine buildings	12,926	12,926
Equipment and vehicle	75,788	75,788
Office equipment	64,253	56,212
	152,967	144,926
Less accumulated depreciation	82,652	78,815
	70,315	66,111

INVESTMENTS:
Certificates of deposit	4,035,760	4,035,760
Available-for-sale securities	26,732	23,982
	4,062,492	4,059,742

	$ 6,545,435	$ 7,135,017

See accompanying notes to consolidated financial statements.

Mines Management, Inc. and Subsidiary Consolidated Balance Sheets

	March 31,	December 31,
	2005	2004
	(Unaudited)

Liabilities and Stockholders’ Equity

CURRENT LIABILITIES:
Accounts payable	$ 9,976	18,172
State income taxes payable	345	345
Due to officer	2,398	2,398
Severance currently payable	60,000	60,000
Payroll taxes payable	18,829	14,069
Total current liabilities	91,548	94,984

OTHER LIABILITIES:
Severance payable, long term	5,000	20,000

Total liabilities	96,548	114,984

COMMITMENTS

STOCKHOLDERS’ EQUITY:
Common stock – 100,000,000 shares, $0.01 par value, authorized;
10,690,569 and 10,630,590 shares issued and outstanding	106,906	106,306
Preferred stock – 10,000,000 shares, no par value,
authorized	-	-
Additional paid-in capital	12,606,013	12,032,739
Retained earnings (deficit)	(6,279,599)	(5,131,829)
Accumulated other comprehensive income	15,567	12,817
Total stockholders’ equity	6,448,887	7,020,033

	$ 6,545,435	$ 7,135,017

See accompanying notes to consolidated financial statements.

Mines Management, Inc. and Subsidiary

Consolidated Statements of Income

	Three Months Ended
	March 31,
	2005	2004
	(Unaudited)	(Unaudited)

REVENUE:
Royalties	$ 2,778	$ 3,891

OPERATING EXPENSES:
Depreciation	3,837	2,391
Administrative	303,507	59,740
Legal, accounting, and consulting	158,266	157,753
Miscellaneous	1,729	255
Exploration	718	-
Oil and gas operating	-	1,027
Rent and office	28,661	15,801
Compensation, directors, officers and staff	138,570	54,313
Taxes and licenses	10,535	4,566
Telephone	2,152	852
Fees, filing, and licenses	20,450	78,757
Stock options granted to officers and employees	321,030	1,199,000
Stock options granted for services	210,844	-
Total operating expenses	1,200,299	1,574,455

LOSS FROM OPERATIONS	(1,197,521)	(1,570,564)

OTHER INCOME:
Interest	49,751	8,760
Miscellaneous	-	-
	49,751	8,760

NET LOSS	$ (1,147,770)	$(1,561,804)

NET LOSS PER SHARE	$ (0.11)	$ (0.17)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING	10,664,185	9,441,889

See accompanying notes to consolidated financial statements.

Mines Management, Inc. and Subsidiary Consolidated Statements of Stockholders’ Equity Three Months Ended March 31, 2004

					Accumulated
			Additional	Retained	Other
	Common Stock		Paid-in	Earnings	Comprehensive
	Shares	Amount	Capital	(Deficit)	Income	Total

BALANCES, DECEMBER 31, 2004	10,630,590	$ 106,306	$ 12,032,739	$ (5,131,829)	$ 12,817	$ 7,020,033

Common stock issued for cash				-	-	-
Exercise of Warrants to purchase common stock shares	35,000	350	41,650	-	-	42,000
Issuance of stock options	-	-	531,874	-	-	531,874
Issuance of stock for Heidelberg shares	24,979	250	(250)	-	-	(0)
Comprehensive loss:
Adjustment to net unrealized gain
on marketable securities	-	-	-	-	2,750	2,750
Net loss	-	-	-	(1,147,770)	-	(1,147,770)
Comprehensive loss

BALANCES, MARCH 31, 2005	10,690,569	$ 106,906	$ 12,606,013	$ (6,279,599)	$ 15,567	$ 6,448,887

See accompanying notes to consolidated financial statements.

Mines Management, Inc. and Subsidiary

Consolidated Statements of Cash Flows

	Three Months Ended
	March 31,
	2005	2004
	(Unaudited)	(Unaudited)

Increase (Decrease) in Cash and Cash Equivalents

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (1,147,770)	$(1,561,804)
Adjustments to reconcile net loss to net cash
used in operating activities:
Issuance of stock options	531,874	1,199,000
Depreciation	3,837	2,391
Changes in assets and liabilities:
Accounts Receivable	(500)	-
Interest receivable	(40,124)	(8,760)
Prepaid expenses	11,639	(7,500)
Accounts payable	(8,196)	171,651
Severance payable	(15,000)	(15,000)
Payroll taxes payable	4,760	(2,487)
Net cash used in operating activities	(659,480)	(222,509)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of office equipment	(8,041)	(10,537)
Increase in mineral properties	-	-
Net cash used in investing activities	(8,041)	(10,537)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock	42,000	5,931,202

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(625,521)	5,698,156

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,424,995	282,637

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 1,799,474	$ 5,980,793

See accompanying notes to consolidated financial statements.

Mines Management, Inc. and Subsidiary

Notes to Consolidated Financial Statements

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Organization:

Mines Management, Inc. (the “Company”) is a publicly held Idaho corporation incorporated in 1947.  The Company acquires, explores, and develops mineral properties principally in North America.  The Company performed exploration activities in South America in 2002.

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

b.

All exploration expenditures are expensed as incurred.  Significant property acquisition payments for active exploration properties are capitalized.  If no minable ore body is discovered, previously capitalized costs are expensed in the period the property is abandoned.  Once a feasibility study has been completed, approved by management, and decision is made to put the ore body into production, expenditures to develop new mines, to define further mineralization in existing ore bodies, and to expand the capacity of operating mines, are capitalized and amortized on a units of production basis over proven and probable reserves.

Should a property be abandoned, its capitalized costs are charged to operations.  The Company charges to operations the allocable portion of capitalized costs attributable to properties sold.  Capitalized costs are allocated to properties sold based on the proportion of claims sold to the claims remaining within the project area.

c.

The Company evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amount may not be recoverable.  If the sum of estimated future net cash flows on an undiscounted basis is less than the carrying amount of the related asset grouping, an asset impairment is considered to exist.  The related impairment loss is measured by comparing estimated future net cash flows on a discounted basis to the carrying amount of the asset.  Changes in significant assumptions underlying future cash flow estimates may have a material effect on the Company’s financial position and results of operations.  To date no such impairments have been identified.

d.

Property and equipment are stated at cost.  Buildings and leasehold improvements are depreciated on the straight-line basis over an estimated useful life of 39 years.  Machinery and furniture are generally being depreciated using accelerated methods over estimated useful lives ranging from 5 to 10 years.

e.

Basic and diluted loss per share are computed using the weighted average number of shares outstanding during the periods (10,664,185 and 9,441,889 in the first quarter ended March 31, 2005 and 2004, respectively).  Stock options and warrants outstanding are antidilutive and are not considered in the computation.

Mines Management, Inc. and Subsidiary

Notes to Consolidated Financial Statements

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Summary of Significant Accounting Policies (continued):

f.

Cash and cash equivalents include cash on hand, cash in banks, investments in certificates of deposit with original maturities of 90 days or less, and money market funds.

g.

The Company’s financial instruments as defined by Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments,” include cash and loans payable.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at March 31, 2005.

h.

Deferred income tax is provided for differences between the bases of assets and liabilities for financial and income tax reporting.  A deferred tax asset, subject to a valuation allowance, is recognized for estimated future tax benefits of tax-basis operating losses being carried forward.

i.

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

j.

The Company has adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (SFAS 143) which establishes a uniform methodology for accounting for estimated reclamation and abandonment costs.  According to SFAS 143, the fair value of a liability for an asset retirement obligation (ARO) will be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  The ARO is capitalized as part of the carrying value of the assets to which it is associated, and depreciated over the useful life of the asset.

In March 2005, the (FASB) issued Interpretation No. 47 (FIN 47), Accounting for Conditional Asset Retirement Obligations, which clarifies that the term conditional asset retirement obligation, as used in SFAS No. 143 refers to a legal obligation to perform an asset retirement activity where the timing or method of settlement are conditional on a future event.  Where the obligation to perform the asset retirement activity is unconditional, even though uncertainty exists about the timing or method of settlement, the entity is required to recognize a liability for the fair value of the conditional retirement obligation if reasonably estimable.  FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate fair value.  At March 31, 2005, no asset retirement liabilities have been recorded by the Company.

Mines Management, Inc. and Subsidiary

Notes to Consolidated Financial Statements

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Summary of Significant Accounting Policies (continued):

k.

At December 31, 2003, the Company had four stock option plans, which are described more fully in note 6.  Prior to 2003, the Company accounted for stock options issued under the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. No stock-based employee compensation was recognized in previously reported financial statements under APB No. 25, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of the grant.  Effective January 1, 2003, the Company adopted the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, for all stock-based employee compensation.  In adopting FASB No. 123, the Company elected to restate the prior year presented (2002) to reflect the compensation cost that would have been recognized had the recognition provisions of FASB No. 123 been applied to the stock options granted for that year.  The restatement resulted in a $52,480 increase in the previously reported 2002 net loss ($0.01 per share) and in additional paid-in capital.

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123R, Share-Based Payment (FAS No. 123R), which revised Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (FAS No. 123), and superseded APB Opinion 25, Accounting for Stock Issued to Employees and its related implementation guidance.  FAS No. 123R requires measurement and recording to the financial statements of the costs of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, recognized over the period during which an employee is required to provide services in exchange for such award.  The SEC has approved a new rule that for public companies delays the effective date of FAS 123(R). Under the SEC’s rule, FAS 123(R) is now effective for public companies for annual, rather than interim, periods that begin after June 15, 2005.  Effective January 1, 2003, the Company adopted FAS No. 123, as amended by FAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (FAS No. 148).  The Company recognized stock-based compensation of approximately $531,900 (of which $210,900 was for services performed by outside parties) and $1,199,000 (of which $-0- was for services performed by outside parties) for the quarters ended March 31, 2005 and 2004, respectively.

For purposes of calculating the fair value of options, volatility for the two years presented is based on the historical volatility of the Company’s Ordinary Shares over its public trading life.  The Company currently does not foresee the payment  of dividends in the near term.  The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Quarters Ended

March 31,

2005

2004

Weighted average risk-free interest rate

3.38%

1.27%

Weighted average volatility

70.08%

72.50%

Expected dividend yield

-

-

Weighted average expected life (in years)

2.00%

1.00%

At March 31, 2005, the Company has four stock option plans, which are described more fully in note 6.

Mines Management, Inc. and Subsidiary

Notes to Consolidated Financial Statements

NOTE 2 — STOCKHOLDERS’ EQUITY:

Common Stock:

In 2003, the Company sold 1,152,007 common shares for $1,267,207 ($1.10 per share).  In connection with the stock sales, the Company granted warrants to purchase up to 1,152,007 common shares at $1.20 per share through two years from the date of issue.  During the quarters ended March 31, 2005 and 2004, respectively, warrants for 35,000 and -0- shares were exercised.  Cumulative warrants exercised relating to this issue at March 31, 2005, and December 31, 2004, were for 608,640 and 573,640 shares, respectively.

In 2004, the Company sold 1,285,000 common shares for $6,425,000 ($5.00 per share).  In connection with the stock sales, the Company granted warrants to purchase up to 511,000 common stock shares at $7.25 per share through five years from the initial exercise date.  To date no warrants have been exercised.  The Company paid a cash finder’s fee of 7% of the gross offering funds received in the offering.  The finder also received 3% warrant compensation.  The warrant calculation translates to 30,000 warrants for each $1 million raised.  To date no warrants relating to the warrant compensation have been exercised.

Preferred Stock:

The Company has authorized 10,000,000 shares of no-par-value preferred stock.  Through March 31, 2005, the Company had not issued any of the authorized preferred stock.

NOTE 3 — MINING PROPERTIES:

Mining properties are comprised of acquisition, exploration, and development costs related to the Advance and Iroquois properties in the Northport region of northeastern Washington State and the Montanore property in northwestern Montana, as shown below:

March 31,

  December 31,

2005

2004

Montanore

$

278,519

$

278,519

Advance

2,139

2,139

Iroquois

   223,834

  223,834

$

504,492

$

504,492

========

=======

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

NOTE 3 — MINING PROPERTIES (continued):

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

The Company owns 45,000 free-trading shares of Bitterroot Resources, Ltd. (BTT), a public Canadian corporation traded on the Toronto Venture Exchange.  The shares are held as “available for sale.”  This investment is being recorded at fair market value with a corresponding adjustment to stockholders’ equity.  The 45,000 free-trading shares at March 31, 2005 and December 31, 2004, have an approximate market value of $13,767 and $14,210 U.S. funds, respectively.  The Company also owns 196,000 free-trading shares of Centram Exploration Ltd., a public Canadian corporation traded on the Toronto Venture Exchange.  The shares are held as “available for sale.”  The shares were received in year 2002 in exchange for administrative services provided by the Company.  The 196,000 free-trading shares at March 31, 2005 and  December 31, 2004, have an approximate market value of $12,965 and $9,722 U.S. funds, respectively.

NOTE 5 — SEVERANCE AGREEMENT:

During 2003, the Company entered into a severance agreement with a former officer.  The agreement provides for annual severance payments, payable in equal monthly installments, through April 30, 2006.  As of March 31, 2005, the Company had the following obligations under the agreement:

Years Ending

December 31,

Amount

2005

$

45,000

2006

   20,000

$

65,000

=======

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

At March 31, 2005, the following 1998 nonqualified plan options were outstanding:

 Remaining

   Weighted

Contractual

Exercise

Number of

    Average

     Life

   Number

  Prices

  Options

Exercise Price

  (in years)

Exercisable

$0.40

100,000

$0.40

2.46

100,000

Under the incentive plan, the Company may grant options to purchase up to 460,000 shares of common stock.  The option price shall not be less than the fair market value on the date of grant of the shares.  Stock options shall be exercisable within ten years from the date of the grant of the option.  Options under the incentive plan vest immediately.

At March 31, 2005, no incentive-based plan options were outstanding.

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

Under both 2003 plans the option price shall be no less than 100% of the fair market value per share on the date of grant.  Stock options shall be exercisable within ten years from the date of the grant of the option.  Vesting of the options granted under both plans is at the prerogative of the Board of Directors.  Options granted under the plans in 2003 vest immediately except for options issued to Glenn Dobbs, President and Chairman of the Board of Directors. Options issued to Dobbs were 50% vested at year end December 31, 2003, and become fully vested upon completion of certain financing arrangements.  The options to Dobbs were fully vested at December 31, 2004.

Mines Management, Inc. and Subsidiary

Notes to Consolidated Financial Statements

NOTE 6 — STOCK OPTIONS (continued):

At March 31, 2005, the following 2003 plan options were outstanding:

 Remaining

   Weighted

Contractual

Exercise

Number of

    Average

     Life

   Number

  Prices

  Options

Exercise Price

  (in years)

Exercisable

$1.60

500,000

$1.60

2.93

500,000

1.85

260,000

1.85

3.41

260,000

3.95

255,000

3.95

4.23

255,000

4.65

425,000

4.65

4.09

425,000

5.71

125,000

5.71

4.76

125,000

3.93

205,000

3.93

4.84

205,000

4.01

    107,000

4.01

4.83

    107,000

1,565,000

$3.31

1,565,000

========

========

During January 2005, the Company issued 205,000 stock options to officers and directors.  The options have an exercise price of $3.93 and vest 100% at the time of issuance.  The options expire five years from issuance.

During January 2005, the Company issued 214,000 stock options to an individual to perform marketing services. The options have an exercise price of $4.01 and vest 25% at the time of issuance, 25% in 60 days and the remaining balance on May 28, 2005.  The options expire five years from issuance.

For purposes of calculating the fair value of options, volatility for the two years presented is based on the historical volatility of the Company’s Ordinary Shares over its public trading life.  The Company currently does not foresee the payment  of dividends in the near term.  The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Quarters Ended

March 31,

2005

2004

Weighted average risk-free interest rate

3.38%

1.27%

Weighted average volatility

70.08%

72.50%

Expected lives (in years)

2.00

1.00

Weighted fair value (in dollars)

$3.16

$3.01

Mines Management, Inc. and Subsidiary

Notes to Consolidated Financial Statements

NOTE 6 — STOCK OPTIONS (continued):

The following summarizes option activity for the quarter ending March 31, 2005:

Weighted-Average

Shares

Exercise Price

Under Option

Per Share

Outstanding at December 31, 2004

1,665,000

$

3.01

Granted

312,000

3.96

Exercised

-

-

Forfeited

-

-

Expired

            -

        -

1,997,000

$

3.16

========

=====

Options outstanding at March 31, 2005, have a remaining contractual life of approximately four years.

NOTE 7 — CONCENTRATION OF CREDIT RISK:

The Company maintains its cash and cash equivalents in one financial institution.  Balances are insured by the Federal Deposit Insurance Corporation up to $100,000 per institution.

NOTE 8 — DEFERRED INCOME TAX:

At March 31, 2005, and December 31, 2004 the Company had deferred tax assets which were fully reserved by valuation allowances.  Following are the components of such assets and allowances:

March 31,

  December 31,

2005

2004

Deferred tax assets arising from:

Net operating loss carryforwards

$

771,000

$

373,000

Stock option compensation

389,000

310,000

Accrued severance compensation

        10,000

        12,000

1,170,000

695,000

Less valuation allowance

   1,170,000

      695,000

      Net deferred tax assets

$

-

$

-

=========

=========

Mines Management, Inc. and Subsidiary

Notes to Consolidated Financial Statements

NOTE 8 — DEFERRED INCOME TAX (continued):

For the periods presented, the effective income tax rate differed from the expected rate because of the effects of annual changes in the deferred tax asset valuation allowance.  Changes in the deferred tax asset valuation allowance for the first quarter ended March 31, 2005, and year ended December 31, 2004, relate only to corresponding changes in deferred tax assets for those periods.

At March 31, 2005, the Company had federal tax-basis net operating loss carryforwards totaling approximately $2,000,000, which will expire in various amounts from 2005 through 2024.

Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

We plan to focus in 2005 on our Montanore Project in Montana including reserve review, and development of an underground drilling plan; initiation of the final feasibility studies; development and optimization of an underground mining plan; strong emphasis on the re-permitting applications and program to facilitate a coordinated review process; and implementation of financing plan for the Montanore Project.

Overview

In the first quarter of 2005, we

•

Maintained strong cash and investment position

•

Engaged Hatch Ltd., Vancouver, to complete feasibility study

•

Commenced re-permitting with state and federal permitting agencies

•

Favorable progress on reserve review and underground mine planning

The Company ended the first quarter with $6.0 million cash and certificates of deposit.  The net cash consumption used in operating activities for the quarter ending March 31, 2005 was $0.6 million.  The Company has sufficient working capital for the next twelve months of operations.  The Company hired Hatch Ltd., Vancouver, to coordinate and complete the final feasibility study report by year-end 2005.

Re-Permitting and Environmental

Mines Management submitted the Hard Rock Operating Permit and Proposed Plan of Operations for the Montanore Project to the U.S. Forest Service and Montana Department of Environmental Quality.  They have provided preliminary comments on the application and Mines Management is working with the agencies to address their comments and questions.

A Memorandum of Agreement (MOA) was signed on April 15, 2005 with the Montana Department of Environmental Quality on the completion of the Environmental Impact Statement.  The U.S. Forest Service and Montana Department of Environmental Quality are finalizing a Memorandum of Understanding for a joint review process on the project.

Montana Department of Environmental Quality has issued a Request for Proposal from qualified environmental consultants to complete the Environmental Impact Statement (EIS).  The selection process will start in several weeks and will initiate the public review process.  This joint review process will include technical reviews and environmental analysis resulting in a decision by both the U.S. Forest Service and Montana Department of Environmental Quality.

Mines Management held a public scoping meeting for the proposed power transmission line planned for the project.  An application will be submitted along with other detailed project applications that are required for the project.  Technical meetings with the agencies are underway along with updating the baseline data for the project.  This information will be used in the Environmental Impact Statement for the project.

U.S. Forest Service and Montana Department of Environmental Quality will coordinate various agencies and permits with the EIS review process for concurrent review and approval which is tied to the EIS schedule developed as part of the MOA.  A draft preliminary EIS will be completed and submitted for public comment.

Geology

Mine Development Associates (MDA) was selected to complete a reserve audit and review of the Montanore Deposit.  This work involves assessing and reviewing drill hole data, assays, resource estimates, and other pertinent information pertaining to the deposit.

To date, MDA has completed a review of the drill hole data and inspected drill core.  Check assays for a representative sample suite of drill data was selected, along with core density validation.  MDA continues to review all technical data to validate the deposit.  It is expected a report will be completed in the third quarter of 2005.

Engineering

Mines Management has selected two engineering firms for the Montanore Project.  McIntosh Engineering of Phoenix, Arizona and Hatch Ltd. of Vancouver, British Columbia will be the primary engineering firms for the project.  McIntosh has been engaged to work on underground mine engineering, and Hatch has been engaged to complete surface and process design work for the project.  Each firm will focus on optimization opportunities, trade-off studies and other similar reviews to enhance current project economics.  These studies are necessary to support permitting efforts and advance the Project production estimates and would, if the Project goes forward; ultimately include project construction and production schedules, capital and operating costs, and other key information to support the development of the Project.

Design work previously completed by Noranda Mineral Inc. and U.S. Borax during their Project tenure will be used where applicable to streamline the engineering design effort.

We expect that a final feasibility study report will be completed by the fourth quarter of 2005 that will include the above information based on the work Hatch and McIntosh completed on the project.

Financial and Operating Results

Mines Management, Inc. reported a net loss for the quarter ended March 31, 2005 of $1,147,770 or $0.11 per share versus a loss of $1,561,804 or $0.17 per share for the prior year quarter ending March 31, 2004.  The decrease in net loss for 2005 of $414,034 was mainly due to a decrease in non-cash stock option expense of $667,126; a decrease in fees and licenses of $58,307 and increase in interest income of $40,991, offset by increases in administrative of $243,767; compensation of $84,257; office rent and expense of $12,860 and other miscellaneous expenses of $11.506. There were fewer options granted in first quarter 2005 than in 2004 and there was no financing activity in 2005 reducing the fees.  Administrative cost increased as a result of an investor relations program targeted at increasing retail sales.  Compensation increased as a result of hiring two additional employees, the Chief Financial Officer and the Vice President of Operations, in mid-year 2004.  The company added additional office space in January 2005 doubling in area to facilitate increased project and engineering efforts in 2005.

Liquidity

It is anticipated that expenditures will continue to increase in 2005 as we move through the re-permitting, feasibility, and development of the Montanore Project.  The Company expects to spend approximately $1.0 million per quarter for the remainder of the year 2005, which we expect to fund from cash on hand.

Forward Looking Statements

Some information contained in or incorporated by reference into this report may contain forward looking statements.  These statements include comments regarding Montanore Project development, re-permitting, financing needs, and the markets for silver and copper.  The use of any of the words “development”, “anticipate”, “continues”, “estimate”, “expect”, “may”, “project”, “should”, “believe”, and similar expressions are intended to identify uncertainties.  We believe the expectations reflected in those forward looking statements are reasonable.  However, we cannot assure that the expectations will prove to be correct.  Actual results could differ materially from those anticipated in these forward looking statements as a result of the factors set forth below and other factors set forth and incorporated by reference into this report:

•

Worldwide economic and political events affecting the supply of and demand for silver and copper

•

Volatility in the market price for silver and copper

•

Financial market conditions and the availability of financing on terms acceptable by Mines Management, Inc.

•

Uncertainties associated with developing a new mines

•

Variations in ore grade and other characteristics affecting mining, crushing, milling and smelting and mineral recoveries

•

Geological, technical, permitting, mining and processing problems

•

The availability, terms, conditions and timing of required governmental permits and approvals

•

Uncertainty regarding future changes in applicable law or implementation of existing law

•

The availability of experienced employees

•

The factors discussed under “Risk Factors” in our Form 10KSB for the period ending December 31, 2004.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk and Hedging Activities

All of our cash balances are held in U.S. dollars and our long term investment CD’s are denominated in U.S. dollars in local and national banking institutions.  We manage the timing of cash required for the re-permitting, reserve review, and engineering of the Montanore Project and for general corporate purposes utilizing our money market account and invest funds not immediately required in investments, currently in certificates of deposit with varying maturities and fixed early retirement costs of three months interest.  Our polity is to invest only in government and corporate grade securities rated “investment grade” or better.

The market prices of base and precious metals such as copper and silver fluctuate widely and are affected by numerous factors beyond the control of any mining company.  These factors included expectations with regard to the rate of inflation, the exchange rates of the dollar and other currencies, interest rates, global or regional political, economic or banking crises, and a number of other factors.  If the market price of silver or copper should drop dramatically, the value of the Company’s Montanore Project could drop and the Company might not be able to recover its investment in that project.  The determination to develop or construct a mine is made long before the first revenues from production will be received. Price fluctuations between the time that such decisions are made and the commencement of production may affect the economics of the mine.

Item 4. Controls and Procedures

Glenn M. Dobbs, the Registrant’s President and CEO, and James H. Moore, the Company’s Chief Financial Officer/Treasurer and Principal Accounting Officer, have evaluated the Registrant’s disclosure controls and procedures as of March 31, 2005.  Based upon this evaluation, the President and Principal Accounting Officer concluded that the Registrant’s disclosure controls and procedures are designed, and were effective as of March 31, 2005, to give reasonable assurances that the information required to be disclosed in the reports that the Registrant files or submits under the Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and that such information is also accumulated and communicated to the Registrant’s management, including its President and Principal Accounting Officer.

There were no changes in the Registrant’s internal controls or, to the knowledge of the management of the Registrant, any other changes that materially affect, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company plans to engage an outside firm during 2005 to augment its own internal accounting resources and providing expertise in applying GAAP to new or complex accounting issues as an integral part of its ongoing system of internal controls over financial reporting.

PART II: OTHER INFORMATION

Item 1.

Legal Proceedings

None

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2005 there were 35,000 common stock purchase warrants exercised at a price of $1.20 per share of common stock for a total of $42,000 that will be used as working capital for ongoing activities.  The warrants were issued in a private placement of common stock and common stock purchase warrants that were exempt from registration pursuant to Section 4(2) and Rule 506 of Regulation "D" under the Securities Act of 1933.

Item 3.

Defaults Upon Senior Securities

None

Item 4.

Submission of Matters to a Vote of Security Holders

None

Item 5.

Other Information

During January 2005, the Company issued 214,000 stock options to an individual to perform marketing services.  The options have an exercise price of $4.01 and vest 25% at the time of issuance, 25% in 60 days, and the remaining balance on May 28, 2005.  The options expire five years from issuance. Also, in January, 250,000 stock options that were granted in August 2004 at a price of $5.71 per common share were cancelled and reissued at a price of $3.75 per share representing the stock price at the close of trading on January 10, 2005.  Currently 125,000 of the options are vested with 25,000 vesting in June 2005 and the final 100,000 vesting upon receipt of Record of Decision from USFS.

On February 1, 2005, the company issued 205,000 stock options to directors and employees.  The options have an exercise price of $3.93 which was the AMEX closing price on February 1, 2005 and vest immediately.  The options expire five years from the date of issuance. This was passed unanimously at the by the Board of Directors.

The fair market value of all of the above option grants were estimated using the Black-Scholes option pricing model with the following weighted average assumptions for the grants: dividend rate of 0%, price volatility of 70.08%, risk-free interest rate of 3.38%, and expected lives of 2 years.

Item 6.

Exhibits

(a)

Exhibits:

31.1

Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2

Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32

Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C., 1350 (Section 906 of the Sarbanes-Oxley Act)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned thereunto duly authorized.

Date: May 13, 2005	/s/ Glenn M. Dobbs By: Glenn M. Dobbs President and Chief Executive Officer

Date: May 13, 2005	/s/ James H. Moore By: James H. Moore Chief Financial Officer