Form 10KSB/A
period 2004-12-31
MINES MANAGEMENT INC
filed 2005-06-14
CIK 66649

OMB APPROVAL
OMB Number: 3235-0420
Expires: December 31, 2006
Estimated average burden hours per response: 1646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

Amendment No. 2

(Mark One)

  X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

___   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ____________ to ____________

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

Transitional Small Business Disclosure Format (check one):   Yes (    )       No (X)

SEC 2337 (12-03)	Persons who potentially are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

PART I

ITEM 1.

DESCRIPTION OF BUSINESS

General

Mines Management, Inc.  (together with its subsidiaries, “MMI” or the “Company”), is engaged in the business of acquiring and exploring mineral properties, primarily those containing silver and associated base and precious metals. The Company was incorporated under the laws of the State of Idaho on February 20, 1947.  The Company has a wholly owned subsidiary, Newhi, Inc.  Newhi, Inc. was incorporated under the laws of the State of Washington on November 3, 1987.  The Company’s executive offices are located at 905 W Riverside, Suite 311, Spokane, WA 99201.

With the exception of historical matters, the information discussed in this report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve risks and uncertainties that could cause actual results to differ materially from projections or estimates contained herein.  Such forward-looking statements include statements regarding planned levels of exploration and other expenditures, anticipated mine lives, timing of production and schedules for development.  Factors that could cause actual results to differ materially include, among others, metals price volatility.  Most of these factors are beyond the Company’s ability to predict or control.  The Company disclaims any obligation to update any forward-looking statement made herein.  Readers are cautioned not to put undue reliance on forward-looking statements. (See:  Risk Factors).

The Company’s properties, including the Montanore property, are currently in the exploration stage.  The Company has commenced re-permitting of the Montanore property and determining its feasibility for development. No property is currently in production.

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

The Company’s principal focus for 2005 is to update Montanore environmental and engineering studies aimed at determining an economically viable operational design, and re-establish previously issued environmental and mining permits to Montanore.  Substantially all of the Company’s financial support in the foreseeable future is expected to be derived from equity financing through sales of its shares.  The Company also has a small royalty income from a working interest royalty, acquired more than 40 years ago, for several producing oil wells located in Kansas, USA.

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

Regulation

The Company’s activities in the United States are subject to various federal, state, and local laws and regulations governing exploration, labor standards, occupational health and mine safety, control of toxic substances, and other matters involving environmental protection and taxation.  In addition, it is possible that future changes in these laws or regulations could have a significant impact on the Company’s business, causing those activities to be economically reevaluated at that time.

Risk Factors

The following risk factors, together with other information set forth in this Form 10-KSB, should be carefully considered by current and future investors in the Company’s securities.

We have no recent history of production.

We have no recent history of producing silver or other metals.  The development of our Montanore Project will require the construction and operation of mines, processing plants, and related infrastructure.  As a result, we are subject to all of the risks associated with establishing a new mining operation and business enterprise.  There can be no assurance that we will successfully establish mining operations or profitability.

We have no proven or probable reserves.

We have no proven or probable reserves on any of our properties.  We are currently focused on our Montanore Project.  Substantial additional work, including delineation drilling, will be required in order to determine if any proven or probable reserves exist on our Montanore Project.  In the event commercial quantities of minerals are discovered, the Montanore Project might not be brought into commercial production.  The commercial viability of a mineral deposit once discovered is also dependent on a number of factors beyond our control, including particular attributes of the deposit such as size, grade and proximity to infrastructure, as well as metal prices.

The exploration of mineral properties is highly speculative in nature, involves substantial expenditures and is frequently non-productive.

Mineral exploration is highly speculative in nature and is frequently non-productive. Substantial expenditures are required to:

•

establish ore reserves through drilling and metallurgical and other testing techniques;

•

determine metal content and metallurgical recovery processes to extract metal from the ore; and

•

construct, renovate or expand mining and processing facilities.

If we discover ore, it usually takes several years from the initial phases of exploration until production is possible. During this time, the economic feasibility of production may change. As a result of these uncertainties, there can be no assurance that we will successfully acquire additional mineral rights, or that our exploration programs will result in new proven and probable reserves in sufficient quantities to justify commercial operations in any of our properties.

The Company’s future success is subject to risks inherent in the mining industry.

The future mining operations, if any, of the Company will be subject to all of the hazards and risks normally incident to developing and operating mining properties.  These risks include insufficient ore reserves, fluctuations in metal prices and in production costs that may make mining of reserves uneconomic; significant environmental and other regulatory restrictions; labor disputes; geological problems; failure of underground stopes or dams; force majeure events; and the risk of injury to persons, property or the environment.

Our future profitability will be affected by changes in the prices of metals.

If we establish reserves and complete a favorable feasibility study, our profitability and long-term viability depend, in large part, on the market price of silver, copper and other metals. The market prices for these metals are volatile and are affected by numerous factors beyond our control, including:

•

global or regional consumption patterns;

•

supply of, and demand for, silver, copper and other metals;

•

speculative activities;

•

expectations for inflation; and

•

political and economic conditions.

The aggregate effect of these factors on metals prices is impossible for us to predict. Decreases in metals prices have delayed, and could in the future adversely affect our ability to finance, the exploration and development of our properties, which would have a material adverse effect on our financial condition and results of operations and cash flows. There can be no assurance that metals prices will not decline.  During the five-year period ended December 31, 2004, the high and low settlement prices for silver and copper were $8.29 and $3.34 per ounce and $1.54 and $0.60 per ounce, respectively.

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

In recent years, the U.S. Congress has considered a number of proposed amendments to the General Mining Law.  Although no such legislation has been adopted to date, there can be no assurance that such legislation will not be adopted in the future.  If ever adopted, such legislation could, among other things, impose royalties on metal production from unpatented mining claims located on federal lands or impose fees on production from patented mining claims.  If such legislation is ever adopted, it could have an adverse impact on earnings from our operation, could reduce estimates of our reserves and could curtail our future exploration and development activity on federal lands or patented claims.

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

Montanore Property

The Montanore Project is located in Sanders and Lincoln Counties, in northwestern Montana.  The Montanore property is without known reserves.  Landholdings include a number of federal patented and unpatented lode mining claims and mill sites, which cover approximately 1700 acres.  The unpatented lode claims and mill sites are owned outright by the Company and are held subject to a $125 per claim annual payment to the Federal Government.  The Montanore Project deposit can be reached from Noxon, the nearest town, by taking State Highway 200 about 2 miles to the east and thence north about 5 miles on a secondary graveled road to the junction of the west and east forks of Rock Creek.  From this point it is about a 4-mile hike up a Jeep trail behind a locked U.S. Forest Service gate to the deposit outcrop.  The deposit outcrops near the border of, and lies entirely within the Cabinet Wilderness Area.  Because any future mining of the deposit would take place underground and the Company has access to the deposit from outside the Cabinet Wilderness Area, our patented mining claims and certain other mineral rights predate the wilderness area designation, we do not believe that any future mining or associated surface activity would impact the wilderness area.  The Company’s holdings for operational access and infrastructure support for the project are located to the east, south of the town of Libby, and are accessed from that major supply point by about 16 miles of secondary road up Libby Creek. There is no plant, equipment or subsurface improvements or equipment other than a 14,000-foot adit, which was plugged graded by Noranda and is currently in reclamation.  The Company expects to obtain power by extending a Montana Power line from Noxan, Montana, located approximately 18 miles from the Montanore property.  The Company owns water rights associated with the Montanore property which it believes will be sufficient for possible mining activities.

The deposit occurs within Revett Formation quartzite of the Belt Super Group, Precambrian metasediments that crop out over much of western Montana, northern Idaho, and parts of adjacent British Columbia.

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

The Company’s ownership of the Montanore deposit stems primarily from its ownership of 2 patented mining claims, identified as HR 133 and HR 134, which cover the surface outcrop or “apex” of the gently dipping mineralized beds.  According to US mining law, claims covering the apex of a dipping, tabular deposit own the minerals to depth, even if the deposit passes from beneath the apex claim.  For the Company’s claims at Montanore these “extralateral rights” have been confirmed by the US Secretaries of Agriculture and Interior and upheld in US District Court.  In addition to the patented apex claims, the Company owns unpatented claims located along the fault which bounds the southwestern margin of the deposit, and which extend outside of the western border of the Cabinet Wilderness Area.

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

In 2002, Noranda gave notice to the Company that it was abandoning its rights to the project.  Under terms of its agreement Noranda was bound to quitclaim any claims that overlapped the original Heidelberg claims to the Company.  As the newly patented apex claims were overlapping, Noranda deeded these key claims to Newhi in August 2002. The mineral rights acquired by the Company are subject to a $0.20 per ton royalty, and a 5% Net Profits royalty which would commence after the operator has recovered all of its exploration and development costs. In December 2002, Noranda gave the Company a quit claim deed to all geologic, environmental, and engineering data generated during their 14 year management of the project.  Over 70,000 feet of drill core were deeded to the Company in addition to the intellectual property.

The Company resubmitted its Plan of Operation and Hard Rock Mine Operating Permit Application for the Montanore project to the U.S. Forest Service (USFS) and Montana Department of Environmental Quality (MDEQ) at the end of December 2004.  The application represents the identical project on public land that each agency reviewed and approved for Noranda in 1993.

USFS and MDEQ are currently developing the necessary agreements and notifications required to initiate preparation of the Environmental Impact Statement for the Montanore project.  It is anticipated that the public scoping meeting will be held in mid-2005 to gain input from the public on the proposed action.

The Montanore property is undergoing an extension optimization review and feasibility study in order to bring the mine plan up to date, and to determine the optimal rates of production.  We have spent an estimated $1.7 million on the Montanore property since acquiring it, primarily on the re-permitting process and a pre-feasibility study, and an additional $50,000 per year in property holding costs.  We estimate future expenditures of at least $2.5 million in 2005 in connection with the re-permitting and feasibility/optimization process.

CANADA
BOUNDARY COUNTY
LINCOLN COUNTY
93
2
Kootenai
River
37
BONNER COUNTY
TROY
LIBBY
56
CABINET
WILDERNESS
IDAHO
MONTANA
LINCOLN COUNTY
FLATHEAD COUNTY
MONTANORE
PROJECT
KALISPELL
200
2
Clark Fork
NOXON
OREBODY
LINCOLN COUNTY
SANDERS COUNTY
SANDERS COUNTY
SHOSHONE COUN
River
SOURCES: MONTANA STATE, MONTANORE PROJECT 1992 EIS
0
15 MILE
N
W
E
S
PROJECT
AREA
CANADA
HAVRE
KALISPELL
SPOKANE
COEUR
D'ALENE
WA
GREAT
FALLS
PULLMAN
MOSCOW
MISSOULA
MONTANA
WALLA
WALLA
LEWISTON
HELENA
ANACONDA
BUTTE
BOZEMAN
BILLINGS
LA
GRANDE
IDAHO
OR
WY
SHERIDAN
GILLETTE

MINES MANAGEMENT, INC.

FIGURE 1	
SCALE: AS SHOWN	DATE: DEC. 2004
DRAWN: JASPER GEOGRAPHICS	

REVISED APPLICATION FOR HARD ROCK OPERATING PERMIT & PROPOSED OPERATING PLAN

GENERAL PROJECT & OREBODY LOCATION

MONTANORE PROJECT - LINCOLN COUNTY, MONTANA

Advance and Iroquois Properties

The Company owns the Advance and Iroquois zinc-lead exploration properties located in northeastern Washington State, approximately 6 miles south of the Canadian border.  The properties are situated 5 miles apart along a belt of Cambrian carbonate sediments that have acted as host rocks for several former mines.  Both properties are easily accessible on secondary graveled roads by two wheel drive vehicles.  A large zinc smelter and refinery is located at Trail, British Columbia, Canada, approximately 17 miles distant over excellent roads.

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

The Advance property consists of 720 acres of patented mineral rights, located approximately 5 miles east of the town of Northport.  The property is reached from Northport, the nearest town, by taking the paved Deep Lake road south for 4 miles to the graveled Black Canyon road and thence north for 3 miles. The Metaline Formation is the principal rock unit to crop out on the Advance property.  Exploration consisting of soil sampling, drilling, trenching, and tunneling has shown that several zones of low-grade, disseminated zinc mineralization occur on the property.  The Advance property is without known reserves, is considered to be of an exploratory nature, and is held by the Company on a maintenance basis.

The Iroquois property consists of 62 acres of patented mineral and surface rights, and  15 unpatented mining claims containing about  300 acres.  The property is reached from Northport, the nearest town, by taking the paved Deep Lake road south and east for 19 miles to the graveled road marked Iroquois Mine Road, and thence northeast for three miles.  The unpatented mining claims are held subject to a $100 per claim annual payment to the Federal government.  More than 25,000 feet of drilling and approximately 2,600 feet of tunneling have shown low-grade mineralization to occur in multiple zones, extending for the entire 5,000 foot length of the property.  Most of the exploration has been concentrated in one area where a mineralized zone of disseminated zinc with associated lead values has been outlined over approximately 900 feet in length and within 300 feet of the surface.  The Iroquois property is without known reserves, is considered to be of an exploratory nature and is held by the Company on a maintenance basis.

Oil Interests

The Company receives income from a 10.16% working interest in 4 oil wells on the Clark lease in Sumner County, Kansas.  Although the lease has now produced for more than 40 years, independent consultants calculated the Company’s 1981 share of the remaining reserves available through primary and secondary recovery to be at least 20,000 barrels.  Production since 1981 has totaled approximately 9600 barrels to the Company’s account.  The Company does not engage in oil and gas exploration or production activities.

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

Fiscal Year	High Closing	Low Closing

2002:
First Quarter	$0.13	$0.05
Second Quarter	$0.22	$0.05
Third Quarter	$0.83	$0.15
Fourth Quarter	$1.25	$0.73

2003:
First Quarter	$2.65	$1.60
Second Quarter	$1.80	$1.20
Third Quarter	$3.70	$3.04
Fourth Quarter	$7.25	$3.04

2004:
First Quarter	$7.80	$5.90
Second Quarter	$9.45	$3.45
Third Quarter	$6.51	$4.10
Fourth Quarter	$6.50	$4.02

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

Sales of Unregistered Securities

In February 2004, the Company completed an offering of 1,100,000 shares of common stock at a price of $5.00 per share.  Each purchaser in the offering received a common stock purchase warrant pursuant to which the purchaser has the right to acquire up to the number of shares of common stock equal to 25% of the shares to be issued to such purchaser. The stock purchase warrants are valid to purchase shares of the Company’s common stock for a period of five years at a price of $7.25 per share.  Each purchaser has a right to purchaser up to 100% of any subsequent financing by the Company of its common stock or common stock equivalents for the 12 months following completion of the offering.  Pursuant to a registration rights agreement, the Company agreed to file a registration statement with the SEC covering the shares issued to the investors and the warrant share, if the warrants are exercised.  The registration was effective May 18, 2004.

The Shemano Group, Inc, received a finder’s fee in the amount of seven percent of the gross proceeds ($385,000) and 165,000 common stock purchase warrants. The warrant pricing, terms and registration rights are identical to those rights accorded purchasers in the offering. After payment of approximately $50,000 of legal fees in connection with the offering, net proceeds to the Company were approximately $5,065,000.  As additional consideration Shemano received a right of first refusal to act as the Company’s investment banker in connection with any private placement or registered offering of any type for debt or equity of not less than $5 million for a period of one year.  The Company paid a finder’s fee in the amount of 24,750 common stock purchase warrants to Delimex, Inc. in conjunction with the offering.

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

Re-Permitting and Environmental

Mines Management, Inc. resubmitted its Plan of Operation and Hard Rock Mine Operating Permit Application for the Montanore project to the U.S. Forest Service (USFS) and Montana Department of Environmental Quality (MDEQ) at the end of December 2004.  The application represents the identical project on public land that each agency reviewed and approved for Noranda in 1993.

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

Having undertaken the re-permitting of its primary asset, the Montanore silver/copper project in western Montana, it is anticipated that expenditures will continue to escalate as we move through permitting of the project.  The Company projects spending approximately $1 million per quarter throughout 2005 as it works to optimize mitigation issues, additional expenses associated with permitting, review of prospective new projects for the company and investor relation programs.

ITEM 7.

FINANCIAL STATEMENTS

MINES MANAGEMENT, INC.

AND SUBSIDIARY

Consolidated Financial Statements and

Independent Auditors’ Report

December 31, 2004 and 2003

Mines Management, Inc. and Subsidiary

Contents

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

16

FINANCIAL STATEMENTS:

Consolidated balance sheets

17-18

Consolidated statements of income

19

Consolidated statements of stockholders’ equity

20

Consolidated statements of cash flows

21

Notes to consolidated financial statements

22-28

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

Mines Management, Inc. and Subsidiary

Notes to Consolidated Financial Statements

NOTE 6 — STOCK OPTIONS (continued):

The following summarizes option activity for the years presented:

	Shares Under Option	Weighted-Average Exercise Price Per Share
Balance, at January 1, 2003	860,000	$0.44
Issued	920,000	1.66
Forfeited	–	–
Exercised	(720,000)	0.46

Balance at December 31, 2003	1,060,000	1.49
Issued	805,000	4.79
Forfeited	–	–
Exercised	(200,000)	1.27

Balance at December 31, 2004	1,665,000	$3.18

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

NOTE 8 — DEFERRED INCOME TAX:

At December 31, 2004 and 2003, the Company had deferred tax assets which were fully reserved by valuation allowances.  Following are the components of such assets and allowances:

	December 31,
	2004	2003
Deferred tax assets arising from:
Net operating loss carryforwards	$ 373,000	$ 185,000
Stock option compensation	310,000	96,000
Accrued severance compensation	12,000	21,000
	695,000	302,000
Less valuation allowance	695,000	302,000
Net deferred tax assets	$ –	$ –

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

ITEM 8A.

CONTROLS AND PROCEDURES

Glenn M. Dobbs, the Registrant’s President and CEO, and James H. Moore, the Company’s Chief Financial Officer/Treasurer and Principal Accounting Officer, have evaluated the Registrant’s disclosure controls and procedures as of December 31, 2004.  Based upon this evaluation, the President and Principal Accounting Officer concluded that the Registrant’s disclosure controls and procedures are designed, and were effective as of December 31, 2004, to give reasonable assurances that the information required to be disclosed in the reports that the Registrant files or submits under the Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and that such information is also accumulated and communicated to the Registrant’s management, including its President and Principal Accounting Officer.

There were no changes in the Registrant’s internal controls or, to the knowledge of the management of the Registrant, any other changes that materially affect, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 8B.

OTHER INFORMATION

None.

PART III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Officers

Name	Age	Office with the Company	Appointed to Office
Glenn M. Dobbs (1)	61	President, Chief Executive Officer, and Director	2003
Roy G. Franklin (2)(3)	69	Director	1988
Robert L. Russell	71	Director	1999
Jerry Pogue (2)(3)	63	Director	1999
Russell C. Babcock (2)(3)	68	Director	2004
James H. Moore	60	Chief Financial Officer and Treasurer	2004
Eric Klepfer	48	Vice President Operations	2004

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

EXHIBITS

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

(99(iii) Committee Charters-Board of Directors (3)

(1)  Incorporated by reference from the 10SB12G filed November 12, 1998

(2)  Incorporated by reference to Form 10KSB filed March 1, 2004

(3)  Incorporated by reference to Form 10KSB filed March 28, 2005

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

June 14, 2005

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