Form 10-Q
period 2005-06-30
MINES MANAGEMENT INC
filed 2005-08-12
CIK 66649

OMB APPROVAL
OMB Number: 3235-0070 Expires: March 31, 2006 Estimated average burden hours per response: 192.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X] Yes    [  ] No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  [  ]  No  [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, par value $0.01 – 11,258,486 shares outstanding at August 9, 2005.

MINES MANAGEMENT, INC.

FORM 10-Q

QUARTER ENDED June 30, 2005

INDEX

PAGE

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

3

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

17

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET

RISK AND HEDGING ACTIVITIES

19

ITEM 4.

CONTROLS AND PROCEDURES

19

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

20

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

20

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

20

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

20

ITEM 5.

OTHER INFORMATION

20

ITEM 6.

EXHIBITS AND REPORTS ON FORM 8-K

20

SIGNATURES

21

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

Mines Management, Inc. and Subsidiary

Consolidated Balance Sheets

	June 30,	December 31,
	2005	2004
	(Unaudited)

Assets

CURRENT ASSETS:
Cash and cash equivalents	$ 1,498,318	$ 2,424,995
Accounts receivable	3,000	-
Interest receivable	118,330	51,688
Prepaid expenses and deposits	61,729	27,989
Total current assets	1,681,377	2,504,672

MINERAL PROPERTIES	504,492	504,492

PROPERTY AND EQUIPMENT:
Mine buildings	12,926	12,926
Equipment	75,788	75,788
Office equipment	86,796	56,212
	175,510	144,926
Less accumulated depreciation	87,698	78,815
	87,812	66,111

INVESTMENTS:
Certificates of deposit	4,049,631	4,035,760
Available-for-sale securities	23,915	23,982
	4,073,546	4,059,742

	$ 6,347,227	$ 7,135,017

See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets

	June 30,	December 31,
	2005	2004
	(Unaudited)

Liabilities and Stockholders’ Equity

CURRENT LIABILITIES:
Accounts payable	$ 128,843	$ 18,172
State income taxes payable	345	345
Due to officer	2,398	2,398
Severance currently payable	25,000	60,000
Payroll taxes payable	14,512	14,069
Total current liabilities	171,098	94,984

OTHER LIABILITIES:
Severance payable, long term	20,000	20,000

Total liabilities	191,098	114,984

COMMITMENTS

STOCKHOLDERS’ EQUITY:
Common stock – 100,000,000 shares, $0.01 par value, authorized;
11,128,486 and 10,630,590 shares issued and outstanding	111,285	106,306
Preferred stock – 10,000,000 shares, no par value,
authorized; no shares outstanding	-	-
Additional paid-in capital	13,430,487	12,032,739
Deficit accumulated during the development stage	(7,398,393)	(5,131,829)
Accumulated other comprehensive income	12,750	12,817
Total stockholders’ equity	6,156,129	7,020,033

	$ 6,347,227	$ 7,135,017

See accompanying notes to consolidated financial statements.

Mines Management, Inc. and Subsidiary
Consolidated Statements of Income (unaudited)
					From Inception
					August 12, 2002
	Three Months Ended		Six Months Ended		Through
	June 30,		June 30,		June 30,
	2005	2004	2005	2004	2005

REVENUE:
Royalties	$ 2,931	$ 1,602	$ 5,709	$ 5,493	$ 22,796
OPERATING EXPENSES:
Depreciation	5,045	2,959	8,882	5,350	23,683
Administrative	91,410	84,221	394,917	143,961	809,362
Legal, accounting, and consulting	43,271	37,650	66,677	142,771	282,509
Miscellaneous	1,418	2,584	3,147	2,839	14,378
Exploration	-	-	718	-	4,696
Oil and gas operating	-	4,366	-	5,393	12,173
Rent and office	30,786	15,996	59,447	31,797	175,509
Compensation, directors, officers and staff	131,227	58,164	269,797	112,477	974,565
Taxes and licenses	9,070	4,596	19,605	9,162	66,997
Telephone	4,066	1,003	6,218	1,855	21,122
Fees, filing, and licenses	25,011	1,912	45,461	80,669	239,659
Environmental	49,584	20,656	83,233	55,392	216,042
Engineering	176,366	11,418	212,729	29,314	303,687
Permitting	286,688	-	351,536	-	358,020
Commissions	-	-	-	-	68,440
Stock options granted to officers and employees	-	34,079	321,030	1,233,079	2,449,121
Stock options granted for services	317,335	-	528,179	-	530,179
Total operating expenses	1,171,277	279,604	2,371,576	1,854,059	6,550,142
LOSS FROM OPERATIONS	(1,168,346)	(278,002)	(2,365,867)	(1,848,566)	(6,527,346)
OTHER INCOME:
Interest	49,552	38,519	99,303	47,279	242,801
Miscellaneous	-	-	-	-	3,458
	49,552	38,519	99,303	47,279	246,259
NET LOSS	$(1,118,794)	$(239,483)	$(2,266,564)	$(1,801,287)	$ (6,281,087)

NET LOSS PER SHARE	$ (0.10)	$ (0.02)	$ (0.21)	$ (0.19)
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING	10,929,002	10,479,941	10,738,261	9,243,734

See accompanying notes to consolidated financial statements.

Mines Management, Inc. and Subsidiary
Consolidated Statements of Cash Flows (unaudited)
					From Inception
					August 12, 2002
	Three Months Ended		Six Months Ended		Through
	June 30,		June 30,		June 30,
	2005	2004	2005	2004	2005
Increase (Decrease) in Cash and Cash Equivalents

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,118,794)	$ (239,483)	$(2,266,564)	$(1,801,287)	$(6,281,087)
Adjustments to reconcile net loss to net cash
used in operating activities:
Issuance of stock options	317,335	34,079	849,209	1,233,079	2,979,300
Stock received for services	-	-	-	-	(11,165)
Depreciation	5,046	2,958	8,883	5,349	23,684
Changes in assets and liabilities:
Interest receivable	(29,518)	5,202	(69,642)	(3,558)	(118,330)
Accounts receivable	500	-	-	-	(3,000)
Prepaid expenses	(45,379)	(52,668)	(33,740)	(60,168)	(61,229)
Accounts payable	118,867	(173,840)	110,671	(2,189)	131,241
Severance payable	(20,000)	(20,000)	(35,000)	(35,000)	45,000
State income taxes payable	-	-	-	-	181
Payroll taxes payable	(4,317)	1,022	443	(1,465)	11,332
Net cash used in operating activities	(776,260)	(442,730)	(1,435,740)	(665,239)	(3,284,073)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of office equipment	(22,543)	(10,533)	(30,584)	(21,070)	(109,658)
Purchase of certificates of deposit	(13,871)	(13,457)	(13,871)	(13,457)	(4,049,631)
Increase in mineral properties	-	-	-	-	(144,312)
Net cash used in investing activities	(36,414)	(23,990)	(44,455)	(34,527)	(4,303,601)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock	511,518	448,353	553,518	6,379,555	9,038,657

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(301,156)	(18,367)	(926,677)	5,679,789	1,450,983

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,799,474	5,980,793	2,424,995	282,637	47,335
CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 1,498,318	$5,962,426	$ 1,498,318	$ 5,962,426	$ 1,498,318

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

b.

All exploration expenditures are expensed as incurred.  Significant property acquisition payments for active exploration properties are capitalized.  If no minable ore body is discovered, previously capitalized costs are expensed in the period the property is abandoned.  Once a feasibility study has been completed, approved by management, and a decision is made to put the ore body into production, expenditures to develop new mines, to define further mineralization in existing ore bodies and to expand the capacity of operating mines are capitalized and amortized on a units of production basis over proven and probable reserves.  Should a property be abandoned, its capitalized costs are charged to operations.  The Company charges to operations the allocable portion of capitalized costs attributable to properties sold.  Capitalized costs are allocated to properties sold based on the proportion of claims sold to the claims remaining within the project area.

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

e.

Basic and diluted loss per share are computed using the weighted average number of shares outstanding during the periods (10,929,002 and 10,479,941 in the quarter ended June 30, 2005 and 2004, respectively).  Stock options and warrants outstanding are antidilutive and are not considered in the computation.

Mines Management, Inc. and Subsidiary

Notes to Consolidated Financial Statements

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Summary of Significant Accounting Policies (continued):

f.

Cash and cash equivalents include cash on hand, cash in banks, investments in certificates of deposit with original maturities of 90 days or less, and money market funds.

g.

The Company’s financial instruments as defined by Statement of Financial Accounting Standards (“SFAS”) No. 107, Disclosures about Fair Value of Financial Instruments, include cash.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at June 30, 2005.

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

j.

The Company has adopted SFAS No. 143, Accounting for Asset Retirement Obligations, which establishes a uniform methodology for accounting for estimated reclamation and abandonment costs.  According to SFAS No. 143, the fair value of a liability for an asset retirement obligation (ARO) will be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  The ARO is capitalized as part of the carrying value of the assets to which it is related,  and depreciated over the useful life of the asset.

In March 2005, the Financial Accounting Standards Board (“FASB”) issued Interpretation (FIN) No. 47, Accounting for Conditional Asset Retirement Obligations, which clarifies that the term conditional asset retirement obligation, as used in SFAS No. 143 refers to a legal obligation to perform an asset retirement activity where the timing or method of settlement are conditional on a future event.  Where the obligation to perform the asset retirement activity is unconditional, even though uncertainty exists about the timing or method of settlement, the entity is required to recognize a liability for the fair value of the conditional retirement obligation if reasonably estimable.  FIN No. 47 also clarifies when an entity would have sufficient information to reasonably estimate fair value.  At June 30, 2005, no asset retirement liabilities have been recorded by the Company.

k.  Certain amounts in the prior-period financial statements have been reclassified for comparative purposes to conform with current period presentation with no effect on previously reported net income (loss).

Mines Management, Inc. and Subsidiary

Notes to Consolidated Financial Statements

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Summary of Significant Accounting Policies (continued):

k.    In December 2004, FASB issued SFAS No. 123R, Share-Based Payment, which revised SFAS No. 123 and superseded APB No. 25 and its related implementation guidance.  SFAS No. 123R requires measurement and recording to the financial statements of the costs of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, recognized over the period during which an employee is required to provide services in exchange for such award.  The SEC has approved a new rule that for public companies delays the effective date of SFAS No. 123R for annual periods that begin after June 15, 2005.  Effective January 1, 2003, the Company adopted SFAS No. 123R, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure.  The Company recognized stock-based compensation of approximately $253,400 (of which $253,400 was for services performed by outside parties) and $34,100 (of which $-0- was for services performed by outside parties) for the quarters ended June 30, 2005 and 2004, respectively.

For purposes of calculating the fair value of options, volatility for the two years presented is based on the historical volatility of the Company’s common stock over its public trading life.  The Company currently does not foresee the payment of dividends in the near term.  The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Quarter Ended

June 30,

2005

2004

Weighted average risk-free interest rate

3.61%

1.27%

Weighted average volatility

72.87%

72.50%

Expected dividend yield

-

-

Weighted average expected life (in years)

2.00

1.00

At June 30, 2005, the Company has four stock option plans, which are described more fully in note 6.

Mines Management, Inc. and Subsidiary

Notes to Consolidated Financial Statements

NOTE 2 — STOCKHOLDERS’ EQUITY:

Common Stock:

  In connection with  stock sales in 2003 the Company granted warrants to purchase up to 1,152,007 common shares at $1.20 per share for two years from the original date of issue.  During the quarters ended June 30, 2005 and 2004, respectively, warrants for 393,367 and 373,638 shares were exercised.  Cumulative warrants exercised relating to this issue at June 30, 2005, and December 31, 2004, were for 1,002,007 and 573,640 shares, respectively.

In 2004, the Company sold 1,285,000 common shares for $6,425,000 ($5.00 per share).  In connection with the stock sales, the Company granted warrants to the participants in the offering to purchase up to 511,000 common stock shares at $7.25 per share through five years from the initial exercise date.  To date no warrants have been exercised.  The Company paid a cash finder’s fee of 7% of the gross offering funds received in the offering.  The finder also received 3% warrant compensation, or warrants to purchase 192,750 common shares at $7.25 per share through February 18,2009.

Preferred Stock:

The Company has authorized 10,000,000 shares of no-par-value preferred stock.  Through June 30, 2005, the Company had not issued any of the authorized preferred stock.

NOTE 3 — MINING PROPERTIES:

Mining properties are comprised of acquisition, exploration, and development costs related to the Advance and Iroquois properties in the Northport region of northeastern Washington State and the Montanore property in northwestern Montana, as shown below:

June 30,

December 31,

2005

2004

Montanore

$

278,519

$

278,519

Advance

2,139

2,139

Iroquois

   223,834

   223,834

$

504,492

$

504,492

=======

=======

Mines Management, Inc. and Subsidiary

Notes to Consolidated Financial Statements

NOTE 4 — INVESTMENTS:

The Company owns four $106,832 certificates of deposit and six $103,717 certificates of deposit for a total of $1,049,630.  These investments mature in 2008 and earn rates from 3.3% to 3.64%.  The Company purchased ten $200,000 certificates of deposit and ten $100,000 certificates of deposit for a total of $3,000,000.  These investments mature in 2009 and earn rates of 4.21% and 4%, respectively.

The Company owns 45,000 free-trading shares of Bitterroot Resources, Ltd. (BTT), a public Canadian corporation traded on the Toronto Venture Exchange.  The shares are held as “available for sale.”  This investment is being recorded at fair market value with a corresponding adjustment to stockholders’ equity.  The 45,000 free-trading shares at June 30, 2005 and December 31, 2004, have an approximate market value of $14,320 and $14,210 U.S. funds, respectively.  The Company also owns 196,000 free-trading shares of Centram Exploration Ltd., a public Canadian corporation traded on the Toronto Venture Exchange.  The shares are held as “available for sale.”  The shares were received in year 2002 in exchange for administrative services provided by the Company.  The 196,000 free-trading shares at June 30, 2005 and December 31, 2004, have an approximate market value of $9,595 and $9,772 U.S. funds, respectively.

NOTE 5 — SEVERANCE AGREEMENT:

During 2003, the Company entered into a severance agreement with a former officer.  The agreement provides for annual severance payments, payable in equal monthly installments, through April 30, 2006.  As of June 30, 2005, the Company had the following obligations under the agreement:

2005

$

25,000

2006

20,000

$

45,000

======

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

At June 30, 2005, the following 1998 nonqualified plan options were outstanding:

 Remaining

   Weighted

Contractual

Exercise

Number of

    Average

     Life

   Number

  Prices

  Options

Exercise Price

  (in years)

Exercisable

$0.40

100,000

$0.40

2.21

100,000

Mines Management, Inc. and Subsidiary

Notes to Consolidated Financial Statements

NOTE 6 — STOCK OPTIONS (continued):

Under the performance based plan, the Company may grant options to purchase up to 460,000 shares of common stock.  The option price shall not be less than the fair market value on the date of grant of the shares.  Stock options shall be exercisable within ten years from the date of the grant of the option.  Options under the performance based plan  vest immediately.

At June 30, 2005, no performance based plan options were outstanding.

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

Under both 2003 plans the option price shall be no less than 100% of the fair market value per share on the date of grant.  Stock options shall be exercisable within ten years from the date of the grant of the option.  Vesting of the options granted under both plans as determined by  the Board of Directors.  Options granted under the plans in 2003 vest immediately except for options issued to Glenn Dobbs, President and Chairman of the Board of Directors. Options issued to Dobbs were 50% vested at year end December 31, 2003 and become fully vested upon completion of certain financing arrangements.  The options to Dobbs were fully vested at year end December 31, 2004.

At June 30, 2005, the following 2003 plan options were outstanding:

 Remaining

   Weighted

Contractual

Exercise

Number of

    Average

     Life

   Number

  Prices

  Options

Exercise Price

  (in years)

Exercisable

$

1.60

500,000

$

1.60

2.68

500,000

1.85

210,000

1.85

3.16

210,000

   3.95

20,000

3.95

3.98

20,000

4.65

650,000

4.65

3.84

650,000

   3.75

     150,000

   3.75

4.51

     150,000

3.93

     205,000

   3.93

4.59

     205,000

   4.01

     214,000

   4.01

4.91

     214,000

   5.99

       25,000

   5.99

4.94

       10,000

1,974,000

$

3.51

   1,959,000

========

=====

========

During January 2005, the Company issued 214,000 stock options to an individual to perform marketing services. The options have an exercise price of $4.01 and vest 25% at the time of issuance, 25% in 60 days from issuance, and the remaining balance on May 28, 2005.  The options expire five years from issuance.

Mines Management, Inc. and Subsidiary

Notes to Consolidated Financial Statements

During June 2005, the Company issued 25,000 stock options to an individual to perform consulting services.  The options have an exercise price of $5.99 and vest 40% at the time of issuance (June 6, 2005), and 20% each on June 6 of 2006, 2007, and 2008.

NOTE 6 — STOCK OPTIONS (continued):

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

Quarter Ended

           June 30,

      2005

   2004

Weighted average risk-free interest rate

3.61%

1.27%

Weighted average volatility

72.87%

72.50%

Expected dividend yield

-

-

Expected lives (in years)

2.00

1.00

Weighted fair value (in dollars)

$2.23

$3.01

The following summarizes option activity for the quarter ended June 30, 2005:

Weighted-

Average

Shares

Exercise Price

Under Option

    Per Share

Outstanding at March 31, 2005

1,977,000

$

3.16

Prior quarter revision

122,000

4.50

Granted

25,000

5.99

Exercised

43,800

   2.33

Forfeited

16,200

1.85

Expired

            -

    -

Balance at June 30, 2005

2,074,000

$

3.36

========

====

Options outstanding at June 30, 2005, have a remaining contractual life of approximately four years.

NOTE 7 — CONCENTRATION OF CREDIT RISK:

The Company maintains its cash and cash equivalents in two financial institutions.  Balances are insured by the Federal Deposit Insurance Corporation up to $100,000 per institution.

Mines Management, Inc. and Subsidiary

Notes to Consolidated Financial Statements

NOTE 8 — DEFERRED INCOME TAX:

At June 30, 2005, and December 31, 2004, the Company had deferred tax assets that were fully reserved by valuation allowances.  Following are the components of such assets and allowances:

June 30,

   Dec. 31.

2005

2004

Deferred tax assets arising from:

Net operating loss carryforwards

$

597,000

$

373,000

Stock option compensation

436,000

310,000

Accrued severance compensation

          7,000

        12,000

1,040,000

695,000

Less valuation allowance

   1,040,000

      695,000

      Net deferred tax assets

$

-

$

-

=========

=========

For the periods presented, the effective income tax rate differed from the expected rate because of the effects of annual changes in the deferred tax asset valuation allowance.  Changes in the deferred tax asset valuation allowance for the second quarter ended June 30, 2005, and year ended December 31, 2004, relate only to corresponding changes in deferred tax assets for those periods.

At June 30, 2005, the Company had federal tax-basis net operating loss carryforwards totaling approximately $2,000,000, which will expire in various amounts from 2005 through 2024.

Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

We continue to focus in on our Montanore Project in Montana including review of the deposit by Mine Development Associates (“MDA”), development of an underground drilling plan; initiation of  engineering cost studies; development and optimization of an underground mining plan; strong emphasis on the re-permitting applications and program to facilitate a coordinated review process; and development and commencement of a financing plan for the Montanore Project.

Overview

In the second quarter of 2005, we

•

Maintained strong cash and investment position

•

Progressed the engineering cost studies towards a feasibility study

•

Continued re-permitting efforts with state and federal permitting agencies, including updating and collecting baseline data to support the agency review effort

•

Selected the contractor to complete the environmental impact statement

•

Favorable progress on review of the deposit and underground mine planning

The Company ended the second quarter with $5.6 million cash and certificates of deposit.  The net cash expenditures for operating activities for the quarter ending June 30, 2005 was $0.8 million which was offset by investment income of $0.5 million received from the exercise of warrants and stock options during the quarter.  The Company believes that it has sufficient working capital for the next 18 months of operations.

Re-Permitting and Environmental

Mines Management continued working with the federal and state regulators on the Montanore re-permitting effort during the second quarter of 2005.  As part of that effort, Mines Management has initiated efforts to update and/or collect baseline data necessary to support the agency review effort.

During this time, Mines Management also submitted an application for the 230 kilowatt power line proposed for the project.  The agencies are in the process of completing a review of the application.  Results of that review are expected by the end of the third quarter.

Selection of the contractor to complete the environmental impact statement was completed.  Under the selection process, four qualified consultant proposals were reviewed and ranked by the agencies.  This list of rankings were provided to Mines Management personnel for consideration.  Corporate staff reviewed and provided the agencies with a short list.  The agencies selected ERO based on the agency review and scoring process.  ERO will also assist the state agency in reviewing and issuing the certification for the 230 kv power line.

Mines Management initiated additional baseline data updates and/or collection based on agency comments and review.  The extensive database collected while Noranda held the property will serve as the basis for updating.  Plans for studies have been submitted to the agencies that outline the baseline work.

Public scoping meetings are expected to occur in the third quarter that will provide the general public the opportunity to comment on the proposed actions under consideration by the agencies.

The Memorandum of Agreement(MOA) signed April 15, 2005 with the Montana Department of Environmental Quality(DEQ) provides a target schedule indicating that the environmental impact statement(EIS) is estimated to be completed mid-year 2006.  The Company expects the re-permitting process to extend for at least several months after completion of the environmental impact statement.  The re-permitting process could be complicated, delayed or prevented by various environmental issues outside the Company’s control.

Mines Management continues to develop technical reports and applications to support the re-permitting effort.

Geology

Mine Development Associates (MDA) continues to review the Montanore deposit.  As part of the overall review process, MDA inspected the deposit outcrop near Rock Lake.  They continue to review technical data and assist in mine planning work.

Geological data available for the project, including drill logs, geologic cross sections, and other important data is currently being reviewed and input to a computer block model that will assist McIntosh and Mines Management in mine planning and deposit estimates.  Mines Management and MDA are collaborating to assist in deposit reviews and estimates.

Engineering

The company hired Paul Martin as Engineering Manager in early June 2005. He brings over 25 years of mining and engineering experience working recently for TXI Industrial Minerals and  Couer d’Alene Mining Corporation.

McIntosh Engineering (McIntosh) and Hatch Ltd. (Hatch) continue to work on project engineering, which includes optimization, trade-off, design revisions, and other key evaluations for the Montanore project.  The review and updating effort on mine planning, equipment selection, mill design, tailings disposal and other key areas are based on Noranda’s designs from its feasibility study.

A computer block model incorporating geology, drill hole assays, topography, original mine design (Noranda’s) and other pertinent information is being developed.  The model will be created with the most current data available and used for the overall engineering cost study and future mine planning and design work.  .  The model work will be audited by MDA as part of its project review and will also be used by McIntosh for all mine planning and designs.

Mines Management continues to evaluate trade-off studies and provide support, direction, and oversight of the engineering work being completed by McIntosh and Hatch.

Financial and Operating Results

Mines Management, Inc. reported a net loss for the quarter ended June 30, 2005 of $1,118,794 or $0.10 per share versus a loss of $239,483 or $0.02 per share for the prior year quarter ending June 30, 2004.  The increase in net loss for 2005 of $879,311 was mainly due to an increase in activity on the Montanore Project for environmental, engineering, and permitting expenses of $480,564;an increase in non-cash stock option expense of $283,256; an increase in fees and licenses of $23,099; an increase in administrative of $7,189; a increase compensation of $73,063; an increase in office rent and expense of $14,170 and other miscellaneous expenses of $4503; offset in part by increased interest income of $11,033.

For the six months ended June 30, 2005 the Company had a net loss of $2.3 million or $0.21 per share compared to a net loss of $1.8 million or $0.19 per share for the same 2004 period.  The increased loss for the year is attributable to the increased activity and expenses for  the Montanore Project of $562,792. There were fewer options granted in the 2005 period than in the 2004 period and there was no financing activity in 2005 offsetting 2004 fees.  Administrative cost increased as a result of an investor relations program targeted at increasing retail sales.  Compensation increased as a result of hiring two additional employees, the Chief Financial Officer and the Vice President of Operations, in mid-year 2004 and hiring a Manager of Engineering in early June 2005.  The Company added additional office space in January 2005 to facilitate increased project and engineering efforts in 2005.

Liquidity

For the quarter ending June 30,2005 the net cash used for operating activities was $776,260, which amount was largely permitting and engineering expenses for the Montanore project.  This amount was offset by proceeds from the exercise of warrants for the period of $511,518.  The net decrease in cash for the second quarter was $301,156.

Year to date, net cash used was $916,677 attributable to the increased Montanore project activity in the permitting, engineering, and environmental areas.

It is anticipated that expenditures will continue to increase in 2005 as we move through the re-permitting, feasibility, and development of the Montanore Project.  The Company expects to spend approximately $1.0 million per quarter for the remainder of the year 2005, which we expect to fund from cash and investments.

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

•

Worldwide economic and political events affecting the supply of and demand for silver and copper

•

Volatility in the market price for silver and copper

•

Financial market conditions and the availability of financing on terms acceptable to Mines Management, Inc.

•

Uncertainties associated with developing new mines

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

•

Uncertainty regarding future changes in applicable law or implementation of existing law

•

The availability of experienced employees

•

The factors discussed under “Risk Factors” in our Form 10-KSB for the period ending December 31, 2004.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk and Hedging Activities

All of our cash balances are held in U.S. dollars and our long term investment CDs are denominated in U.S. dollars in local and national banking institutions.  We manage the timing of cash required for the re-permitting, review of the Montanore deposit, and engineering of the Montanore Project and for general corporate purposes utilizing our money market account and invest funds not immediately required in investments, currently in certificates of deposit with varying maturities and fixed early retirement costs of three months interest.  Our polity is to invest only in government and corporate grade securities rated “investment grade” or better.

The market prices of base and precious metals such as copper and silver fluctuate widely and are affected by numerous factors beyond the control of any mining company.  These factors included expectations with regard to the rate of inflation, the exchange rates of the dollar and other currencies, interest rates, global or regional political, economic or banking crises, and a number of other factors.  If the market price of silver or copper should drop dramatically, the value of the Company’s Montanore Project could drop and the Company might not be able to recover its investment in that project.  The determination to develop or construct a mine would be made long before the first revenues from production would be received. Price fluctuations between the time that such decisions are made and the commencement of production could affect the economics of the mine.

Item 4. Controls and Procedures

Glenn M. Dobbs, the Company’s President and CEO, and James H. Moore, the Company’s Chief Financial Officer/Treasurer and Principal Financial Officer, have evaluated the Company’s disclosure controls and procedures as of June 30, 2005.  Based upon this evaluation, the President and Principal Financial Officer concluded that the Company’s disclosure controls and procedures are designed, and were effective as of June 30, 2005, to give reasonable assurances that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and that such information is also accumulated and communicated to the Company’s management, including its President and Principal Accounting Officer.

There were no changes in the Company’s internal controls or, to the knowledge of the management of the Registrant, any other changes that materially affect, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company plans to engage an outside firm during 2005 to augment its own internal accounting resources and providing expertise in applying GAAP to new or complex accounting issues as an integral part of its ongoing system of internal controls over financial reporting.

PART II: OTHER INFORMATION

Item 1.

Legal Proceedings

None

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended June 30, 2005 there were 393,367 common stock purchase warrants exercised at a price of $1.20 per share of common stock for a total of $472,018 that will be used as working capital for ongoing activities. The year to date warrants exercised for 2005 are 431,367 at $1.20 per share of common stock for a total of $514,018.  The warrants were issued in a private placement of common stock and common stock purchase warrants that were exempt from registration pursuant to Section 4(2) and Rule 506 of Regulation D under the Securities Act of 1933.

Item 3.

Defaults Upon Senior Securities

None

Item 4.

Submission of Matters to a Vote of Security Holders

The following matters were voted upon at the annual meeting of shareholders, held June 16, 2005:

(a)

Amendment of the Articles of Incorporation to adopt a classified board of directors; and

(b)

Election of fiver directors to serve until the 2006 annual meeting of shareholders.

All matters voted upon at the meeting were approved.  The voting results were as follows:

Adoption of a Classified Board	For	Against	Abstain	Broker Non-Votes
	1,863,763	78,179	24,333	5,151,809

Election of Directors	For	Withheld
Glenn M. Dobbs	7,089,773	34,311
Roy G. Franklin	7,096,081	28,003
Robert L. Russell	7,060,286	63,798
Jerry G. Pogus	7,094,281	29,803
Russell G. Babcock	7,096,073	28,011

Item 5.

Other Information

On August 10, 2005, the Company entered into an Employment Agreement with James H. Moore, the Company’s Chief Financial Officer (the “Employment Agreement”), effective as of April 1, 2005.

Under the terms of the Employment Agreement, Mr. Moore will receive an annual base salary of $120,000 and will be eligible to receive incentive stock options in such amounts as may be recommended from time to time by the compensation committee of the board of directors and approved by the board of directors.  Mr. Moore will also be eligible to participate in the Company’s employee benefit plans.

If Mr. Moore’s employment is terminated without cause or in the event of a change of control, he will be entitled to receive a lump sum payment equaling two (2) times his annual base salary and two (2) years of continued health benefits.  In addition, all unvested options owned by Mr. Moore as of the date of such termination shall vest immediately.

The foregoing description of the material terms of the Employment Agreement is qualified in its entirety by reference to the Employment Agreement, a copy of which is attached hereto as Exhibit 10.1 and incorporated herein by reference.

Item 6.

Exhibits

(a)

Exhibits:

  3.1

Articles of Amendment to the Articles of Incorporation of Mines Management, Inc.

10.1

Employment Agreement, dated August 10, 2005, between Mines Management, Inc. and James H. Moore

31.1

Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act, Dobbs

31.2

Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act, Moore

32

Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C., 1350 (Section 906 of the Sarbanes-Oxley Act), Dobbs and Moore

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned thereunto duly authorized.

Date: August 11, 2005	/s/ Glenn M. Dobbs By: Glenn M. Dobbs President and Chief Executive Officer

Date: August 11 , 2005	/s/ James H. Moore By: James H. Moore Chief Financial Officer