Form 10-Q
period 2005-09-30
MINES MANAGEMENT INC
filed 2005-11-14
CIK 66649

OMB APPROVAL
OMB Number: 3235-0070 Expires: January 31, 2008 Estimated average burden hours per response: 192.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [  ]  No  [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, par value $0.01 – 12,376,735 shares outstanding at November 1, 2005.

SEC 1296 (9-05)

Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the  form displays a currently valid OMB control number.

MINES MANAGEMENT, INC.

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2005

INDEX

PAGE

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

3

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

15

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET

RISK AND HEDGING ACTIVITIES

18

ITEM 4.

CONTROLS AND PROCEDURES

18

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

19

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

19

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

19

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

19

ITEM 5.

OTHER INFORMATION

19

ITEM 6.

EXHIBITS

19

SIGNATURES

20

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

Mines Management, Inc. and Subsidiary

Consolidated Balance Sheets

	September 30,	December 31,
	2005	2004
	(Unaudited)

Assets

CURRENT ASSETS:
Cash and cash equivalents	$ 344,389	$ 2,424,995
Interest receivable	59,686	51,688
Prepaid expenses and deposits	33,253	27,989
Total current assets	437,328	2,504,672

MINERAL PROPERTIES	504,492	504,492

PROPERTY AND EQUIPMENT:
Mine buildings	12,926	12,926
Equipment	80,568	75,788
Office equipment	132,726	56,212
	226,220	144,926
Less accumulated depreciation	94,612	78,815
	131,608	66,111

INVESTMENTS:
Certificates of deposit	4,158,692	4,035,760
Available-for-sale securities	13,182	23,982
	4,171,874	4,059,742

	$ 5,245,302	$ 7,135,017

See accompanying notes to consolidated financial statements.

	Consolidated Balance Sheets

	September 30,	December 31,
	2005	2004
	(Unaudited)

Liabilities and Stockholders’ Equity

CURRENT LIABILITIES:
Accounts payable	$ 24,921	$ 18,172
State income taxes payable	345	345
Due to officer	2,398	2,398
Severance currently payable	15,000	60,000
Payroll taxes payable	17,480	14,069
Total current liabilities	60,144	94,984

OTHER LIABILITIES:
Severance payable, long term	20,000	20,000

Total liabilities	80,144	114,984

COMMITMENTS

STOCKHOLDERS’ EQUITY:
Common stock – 100,000,000 shares, $0.01 par value, authorized;
10,635,090 and 10,577,840 shares issued and outstanding	112,799	106,306
Preferred stock – 10,000,000 shares, no par value,
authorized	-	-
Additional paid-in capital	13,628,275	12,032,739
Accumulated deficit	(1,117,306)	(1,117,306)
Deficit accumulated during the development stage	(7,460,627)	(4,014,523)
Accumulated other comprehensive income	2,017	12,817
Total stockholders’ equity	5,165,158	7,020,033

	$ 5,245,302	$ 7,135,017

See accompanying notes to consolidated financial statements.

Mines Management, Inc. and Subsidiary
Consolidated Statements of Income (unaudited)
					August 12, 2002
	Three Months Ended		Nine Months Ended		Through
	September 30,		September 30,		September 30,
	2005	2004	2005	2004	2005
REVENUE:
Royalties	$ 2,418	$ 575	$ 8,127	$ 6,068	$ 25,214
OPERATING EXPENSES:
Depreciation	6,915	2,674	15,797	8,024	30,598
Administrative	117,843	80,263	512,760	224,224	927,205
Legal, accounting, and consulting	69,133	13,774	135,810	156,545	351,642
Miscellaneous	537	606	3,684	3,445	14,915
Exploration	-	-	718	-	4,696
Oil and gas operating	-	3,915	-	9,308	12,173
Rent and office	31,140	15,671	90,587	47,468	206,649
Compensation, directors, officers and staff	180,405	79,691	450,202	192,168	1,154,970
Taxes and licenses	10,907	6,485	30,512	15,647	77,904
Telephone	4,123	928	10,341	2,783	25,245
Fees, filing, and licenses	217,168	62,925	262,629	143,594	456,827
Environmental	-	36,086	83,233	91,478	216,042
Engineering	242,453	14,435	455,182	43,749	546,140
Permitting	338,478	-	690,014	-	696,498
Commissions	-	-	-	-	68,440
Stock options granted to officers and employees	-	164,212	321,030	1,397,291	2,449,121
Stock options granted for services	19,304	-	547,483	-	549,483
Total operating expenses	1,238,406	481,665	3,609,982	2,335,724	7,788,548
LOSS FROM OPERATIONS	(1,235,988)	(481,090)	(3,601,855)	(2,329,656)	(7,763,334)
OTHER INCOME:
Interest	56,448	30,528	155,751	77,807	299,249
Miscellaneous	-	-	-	-	3,458
	56,448	30,528	155,751	77,807	302,707
NET LOSS	$(1,179,540)	$(450,562)	$(3,446,104)	$(2,251,849)	$ (7,460,627)

NET LOSS PER SHARE	$ (0.11)	$ (0.04)	$ (0.31)	$ (0.23)
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING	11,221,047	10,577,840	10,940,118	9,689,049
See accompanying notes to consolidated financial statements.

Mines Management, Inc. and Subsidiary
Consolidated Statements of Cash Flows (unaudited)
					From Inception
					August 12, 2002
	Three Months Ended		Nine Months Ended		Through
	September 30,		September 30,		September 30,
	2005	2004	2005	2004	2005
Increase (Decrease) in Cash and Cash Equivalents
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,179,540)	$(450,562)	$(3,446,104)	$(2,251,849)	$ (7,460,627)
Adjustments to reconcile net loss to net cash
used in operating activities:
Issuance of stock options	19,304	164,212	868,513	1,397,291	2,998,604
Stock received for services	-	-	-	-	(11,165)
Depreciation	6,914	2,675	15,797	8,024	30,598
Changes in assets and liabilities:					-
Interest receivable	61,644	7,735	(7,998)	4,177	(59,686)
Accounts receivable	-	-	-	-	-
Prepaid expenses	28,476	23,889	(5,264)	(36,279)	(32,753)
Accounts payable	(103,922)	1,154	6,749	(1,035)	27,319
Severance payable	(10,000)	(10,000)	(45,000)	(45,000)	35,000
State income taxes payable	-	-	-	-	181
Payroll taxes payable	2,968	4,891	3,411	3,426	14,300
Net cash used in operating activities	(1,174,156)	(256,006)	(2,609,896)	(921,245)	(4,458,229)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(50,710)	-	(81,294)	(21,070)	(160,368)
Purchase of certificates of deposit	(109,061)	(3,022,303)	(122,932)	(3,035,760)	(4,158,692)
Increase in mineral properties	-	-	-	-	(144,312)
Net cash used in investing activities	(159,771)	(3,022,303)	(204,226)	(3,056,830)	(4,463,372)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock	179,998	5,455	733,516	6,385,010	9,218,655

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,153,929)	(3,272,854)	(2,080,606)	2,406,935	297,054

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,498,318	5,962,426	2,424,995	282,637	47,335

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 344,389	$2,689,572	$ 344,389	$ 2,689,572	$ 344,389
See accompanying notes to consolidated financial statements.

Mines Management, Inc. and Subsidiary

Notes to Consolidated Financial Statements

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Organization:

Mines Management, Inc. (the “Company”) is a publicly held Idaho corporation incorporated in 1947.  The Company acquires and explores mineral properties principally in North America.  The Company performed exploration activities in South America in 2002.

Summary of Significant Accounting Policies:

a.

The accompanying consolidated financial statements include the accounts of Mines Management, Inc., and its wholly-owned subsidiary, Newhi, Inc., a Washington corporation.  Intercompany balances and transactions have been eliminated.  Newhi, Inc., was formed by the Company for the purpose of merger with Heidelberg Silver Mining Company, Inc.  In the merger, completed on April 15, 1988, Heidelberg Silver Mining Company, Inc., was merged into Newhi, Inc.  To effect the merger, the Company issued 367,844 shares of its previously unissued common stock.  Also in connection with this merger, the Company issued 11,117 shares of common stock and paid $4,446 as a finder’s fee.

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

c.

The Company evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amount may not be recoverable.  If the sum of estimated future net cash flows on an undiscounted basis is less than the carrying amount of the related asset grouping, an asset impairment is considered to exist.  The related impairment loss is measured by comparing estimated future net cash flows on a discounted basis to the carrying amount of the asset.  Changes in significant assumptions underlying future cash flow estimates may have a material effect on the Company’s financial position and results of operations.  To date, no such impairments have been identified.

d.

Property and equipment are stated at cost.  Buildings and leasehold improvements are depreciated on the straight-line basis over an estimated useful life of 39 years.  Machinery and furniture are generally being depreciated using accelerated methods over estimated useful lives ranging from 5 to 10 years.

e.

Basic and diluted loss per share is computed using the weighted average number of shares outstanding during the periods (11,221,047 and 10,577,840 in the quarters ended September 30, 2005 and 2004, respectively).  Stock options and warrants outstanding are antidilutive and are not considered in the computation.

Mines Management, Inc. and Subsidiary

Notes to Consolidated Financial Statements

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Summary of Significant Accounting Policies (continued):

f.

Cash and cash equivalents include cash on hand, cash in banks, investments in certificates of deposit with original maturities of 90 days or less and money market funds.

g.

The Company’s financial instruments as defined by Statement of Financial Accounting Standards (“SFAS”) No. 107, Disclosures about Fair Value of Financial Instruments, include cash.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at September 30, 2005.

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

j.

The Company has adopted SFAS No. 143, Accounting for Asset Retirement Obligations, which establishes a uniform methodology for accounting for estimated reclamation and abandonment costs.  According to SFAS No. 143, the fair value of a liability for an asset retirement obligation (“ARO”) will be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  The ARO is capitalized as part of the carrying value of the assets to which it is associated, and depreciated over the useful life of the asset.

In March 2005, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 47, Accounting for Conditional Asset Retirement Obligations, which clarifies that the term conditional asset retirement obligation, as used in SFAS No. 143 refers to a legal obligation to perform an asset retirement activity where the timing or method of settlement are conditional on a future event.  Where the obligation to perform the asset retirement activity is unconditional, even though uncertainty exists about the timing or method of settlement, the entity is required to recognize a liability for the fair value of the conditional retirement obligation if reasonably estimable.  FIN No. 47 also clarifies when an entity would have sufficient information to reasonably estimate fair value.  At September 30, 2005, no asset retirement liabilities have been recorded by the Company.

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

Mines Management, Inc. and Subsidiary

Notes to Consolidated Financial Statements

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Summary of Significant Accounting Policies (continued):

l.

In December 2004, FASB issued SFAS No. 123R, Share-Based Payment, which revised SFAS No. 123 and superseded APB No. 25 and its related implementation guidance.  SFAS No. 123R requires measurement and recording to the financial statements of the costs of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, recognized over the period during which an employee is required to provide services in exchange for such award.  The Securities and Exchange Commission (the “Commission”) has approved a new rule that for public companies delays the effective date of SFAS No. 123R for annual periods that begin after June 15, 2005.  Effective January 1, 2003, the Company adopted SFAS No. 123R, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure.  The Company recognized stock-based compensation of approximately $19,304 (of which $19,304 was for services performed by outside parties) and $164,212 (of which $164,212 was for services performed by outside parties) for the quarters ended September 30, 2005 and 2004, respectively.

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

Quarter Ended

September 30,

2005

2004

Weighted average risk-free interest rate

3.87%

1.27%

Weighted average volatility

70.47%

72.50%

Expected dividend yield

-

-

Weighted average expected life (in years)

2.00

1.00

At September 30, 2005, the Company has four stock option plans, which are described more fully in note 6.

Mines Management, Inc. and Subsidiary

Notes to Consolidated Financial Statements

NOTE 2 — STOCKHOLDERS’ EQUITY:

Common Stock:

In connection with stock sales in 2003 the Company granted warrants to purchase up to 1,152,007 common shares at $1.20 per share for two years from the original date of issue.  During the quarters ended September 30, 2005 and 2004, respectively, warrants for 150,000 and 4,546 shares were exercised.  Cumulative warrants exercised relating to this issue at September 30, 2005 and December 31, 2004 were for 1,152,007 and 573,640 shares, respectively.

In 2004, the Company sold 1,285,000 common shares for $6,425,000 ($5.00 per share).  In connection with the stock sales, the Company granted warrants to purchase up to 511,000 common shares at $7.25 per share through five years from the original date of issuance.  To date no warrants from this issuance have been exercised.  The Company paid a cash finder’s fee of 7% of the gross offering funds received in the offering.  The finder also received 3% warrant compensation or warrants to purchase 192,750 common shares at $7.25 per share through February 18, 2009.

Preferred Stock:

The Company has authorized 10,000,000 shares of no par value preferred stock.  Through September 30, 2005, the Company had not issued any of the authorized preferred stock.

NOTE 3 — MINING PROPERTIES:

Mining properties are comprised of acquisition and exploration costs related to the Montanore property in northwestern Montana and the Advance and Iroquois properties in the Northport region of northeastern Washington State, as shown below:

September 30,

  December 31,

2005

2004

Montanore

$

278,519

$

278,519

Advance

    2,139

    2,139

Iroquois

223,834

223,834

---------------

---------------

$

504,492

$

504,492

=========

=========

The Montanore property (formerly the Noxon property) located in northwestern Montana includes 18 mining claims covering 355 acres plus one 5-acre patented mill site.  In August 2002, the Company acquired a controlling interest in the Montanore silver and copper deposit in Sanders County, Montana.  The Company received a quitclaim deed from Noranda Mineral Corp. (“Noranda”) when Noranda elected to withdraw from the project.  The mineral rights acquired by the Company are subject to a $0.20 per ton royalty, and a 5% net profits royalty which would commence after the operator has recovered all of its exploration and development costs.  In December 2002, the Company received a quitclaim deed to all intellectual property connected with studies that Noranda carried out on the project.

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

Mines Management, Inc. and Subsidiary

Notes to Consolidated Financial Statements

NOTE 4 — INVESTMENTS:

The Company owns four $106,832 certificates of deposit and six $107,562 certificates of deposit for a total of $1,072,700.  These investments mature in 2008 and earn rates from 3.3% to 3.64%.  The Company owns ten $208,599 certificates of deposit and ten $100,000 certificates of deposit for a total of $3,085,992.  These investments mature in 2009 and earn rates of 4.21% and 4%, respectively.

The Company owns 45,000 free-trading shares of Bitterroot Resources, Ltd. , a public Canadian corporation traded on the Toronto Venture Exchange.  The shares are held as “available for sale.”  This investment is being recorded at fair market value with a corresponding adjustment to stockholders’ equity.  The 45,000 free-trading shares at September 30, 2005 and December 31, 2004 had an approximate market value of $13,182 and $14,210 U.S. funds, respectively.  The Company also owns 196,000 free-trading shares of Centram Exploration Ltd. (“Centerra”), a public Canadian corporation traded on the Toronto Venture Exchange.  The shares are held as “available for sale.”  The shares were received in 2002 in exchange for administrative services provided to Centerra by the Company.  The 196,000 free-trading shares at September 30, 2005 and December 31, 2004, have an approximate market value of $-0- and $9,772 U.S. funds, respectively.

NOTE 5 — SEVERANCE AGREEMENT:

During 2003, the Company entered into a severance agreement with a former officer.  The agreement provides for annual severance payments, payable in equal monthly installments, through April 30, 2006.  As of September 30, 2005, the Company had the following obligations under the agreement:

2005

$

15,000

2006

   20,000

$

35,000

=======

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

At September 30, 2005, the following 1998 nonqualified plan options were outstanding:

 Remaining

   Weighted

Contractual

Exercise

Number of

    Average

     Life

   Number

  Prices

  Options

Exercise Price

  (in years)

Exercisable

$0.40

100,000

$0.40

1.96

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

At September 30, 2005, no incentive-based plan options were outstanding.

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

Under both 2003 plans the option price shall be no less than 100% of the fair market value per share on the date of grant.  Stock options shall be exercisable within ten years from the date of the grant of the option.  Vesting of the options granted under both plans is at the prerogative of the Board of Directors.  Options granted under the plans in 2003 vest immediately except for options issued to Glenn Dobbs, President and Chairman of the Board of Directors. Options issued to Mr. Dobbs were 50% vested at year end December 31, 2003 and  fully vested at December 31, 2004.

At September 30, 2005, the following 2003 plan options were outstanding:

 Remaining

   Weighted

Contractual

Exercise

Number of

    Average

     Life

   Number

  Prices

  Options

Exercise Price

  (in years)

Exercisable

$

1.60

500,000

$

1.60

2.43

500,000

1.85

210,000

1.85

2.91

210,000

3.95

20,000

3.95

3.73

20,000

4.65

644,500

4.65

3.59

644,500

3.75

150,000

3.75

4.25

150,000

3.93

205,000

3.93

4.34

205,000

4.01

214,000

4.01

4.66

214,000

   4.72

       25,000

   4.72

4.68

       25,000

Total

1,968,500

$

3.36

1,968,500

========

=========

Mines Management, Inc. and Subsidiary

Notes to Consolidated Financial Statements

NOTE 6 — STOCK OPTIONS (continued):

During January 2005, the Company issued 214,000 stock options to an individual as compensation for the performance of marketing services. The options have an exercise price of $4.01 and vested 25% at the time of issuance, 25% 60 days from issuance, and the remaining balance on May 28, 2005.  The options expire two years from issuance.

During June 2005, the Company issued 25,000 stock options to a new employee as a hiring incentive bonus.  The options had an exercise price of $5.99 per share representing the market price of the Company’s common stock at the close of trading on June 6, 2005, and vested 40% at the time of issuance (June 6, 2005), and 20% on each of June 6 of 2006, 2007, and 2008.  The Company has a policy of re-pricing all incentive stock options as market conditions allow.  As a result, the above stock option grants on June 6, 2005 were cancelled and replaced by the same number of stock options at an exercise price of $4.72 per share representing the market price of the Company’s common stock as of the close of trading on September 7, 2005.

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

Quarters Ended

September 30,

2005

2004

Weighted average risk-free interest rate

3.87%

1.27%

Weighted average volatility

70.41%

72.50%

Expected dividend yield

   -

-

Expected lives (in years)

2.00

1.00

Weighted fair value (in dollars)

$1.99

$3.01

The following summarizes option activity for the quarter ended September 30, 2005:

Weighted

Average

Shares

Exercise Price

Under Option

Per Share

Outstanding at June 30, 2005

2,074,000

$

3.36

Granted

25,000

4.72

Exercised

5,500

4.65

Cancelled

25,000

5.99

Expired

              -

        -

Balance at September 30, 2005

2,068,500

$

3.34

========

======

Options outstanding at September 30, 2005, have a remaining contractual life of approximately four years.

Mines Management, Inc. and Subsidiary

Notes to Consolidated Financial Statements

NOTE 7 — CONCENTRATION OF CREDIT RISK:

The Company maintains its cash and cash equivalents in one financial institution.  Balances are insured by the Federal Deposit Insurance Corporation up to $100,000 per institution.

NOTE 8 — DEFERRED INCOME TAX:

At September 30, 2005, and December 31, 2004, the Company had deferred tax assets that were fully reserved by valuation allowances.  Following are the components of such assets and allowances:

September 30,

December 31,

2005

2004

Deferred tax assets arising from:

Net operating loss carryforwards

$

773,000

$

373,000

Stock option compensation

439,000

310,000

Accrued severance compensation

          5,000

        12,000

1,217,000

695,000

Less valuation allowance

   1,217,000

      695,000

      Net deferred tax assets

$

-

$

-

=========

=========

For the periods presented, the effective income tax rate differed from the expected rate because of the effects of annual changes in the deferred tax asset valuation allowance.  Changes in the deferred tax asset valuation allowance for the third quarter ended September 30, 2005, and year ended December 31, 2004 relate only to corresponding changes in deferred tax assets for those periods.

At September 30, 2005, the Company had federal tax-basis net operating loss carryforwards totaling approximately $2,000,000, which will expire in various amounts from 2005 through 2024.

NOTE 9 – SUBSEQUENT EVENT

On October 21, 2005, the Company completed a private placement for $6.1 million made to certain accredited investors for 1,016,667 units.  The units were priced at $6.00, and were comprised of one share of common stock and half a share purchase warrant entitling the holder to purchase additional common shares at $8.25.  The warrants have a five year term.  The Company also paid the placement agent a cash fee of seven percent (7%) of the gross offering funds received and five year warrants to purchase 228,750 shares of the Company’s common stock at $8.25 per share.

Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Mines Management, Inc. (“we,” “Mines Management” or “MMI”) continues to focus on the Montanore project in Montana including review of the deposit by Mine Development Associates (“MDA”); development of an underground drilling plan; initiation of engineering cost studies; development and optimization of an underground mining plan; permitting applications and program to facilitate a coordinated review process; and development and commencement of a financing plan .

Overview

In the third quarter of 2005, the Company

•

Maintained strong cash and investment position

•

Progressed the engineering cost studies towards a pre-feasibility study

•

Continued re-permitting work with state and federal permitting agencies, including updating and collecting baseline data to support the agency review effort

•

Undertook the compilation of the preliminary Environmental Impact Statement (“EIS”)

•

Made significant progress on review of the deposit and underground mine planning

We ended the third quarter of 2005 with $4.5 million cash and certificates of deposit.  The net cash expenditures for operating activities for the quarter ending September 30, 2005 was $1.2 million.  We believe that we have sufficient working capital for the next 18 months of operations.  The draft EIS is scheduled to be completed late in the fourth quarter of 2005 for distribution and initial public review.

Permitting and Environmental

During the third quarter of 2005, we continued to advance the permitting and optimization review of the Montanore project.  The public comment period for the Montanore Project closed in September 2005.  The U.S. Forest Service (the “USFS”) and the Montana Department of Environmental Quality (the “Montana DEQ”) have compiled a list of comments and issues that will be incorporated into the EIS .    Portions of the EIS have been completed in draft form by Denver based ERO Resources , the EIS Contractor,  and are being reviewed by the USFS and Montana DEQ   Reports and technical data will continue to be developed and updated to address specific EIS issues identified by the federal and state agencies through the end of the fourth quarter.

The 230 kv power transmission line permit application submitted during the second quarter of 2005 was reviewed by the USFS and Montana DEQ   and a decision is expected to be issued concurrently with the EIS.

The Company has initiated field work and technical efforts focused on fisheries habitat evaluation, fisheries population, wildlife, vegetation, threatened and endangered species, visual assessments, and other key environmental elements.  At the request of the Montana DEQ the Company recently completed a water sampling program for the neighboring wilderness lakes to establish current lake and stream baseline conditions.  This information was used to support a regional and local hydrologic report update for the project area.

A Montana Pollution Discharge Elimination System draft application was submitted to the Montana DEQ for review.  This permit is necessary to address water management for the Montanore project.  The final application will be submitted pending final Montana DEQ comments.

In the third quarter the Company held consultation meetings with local tribal organizations, which included a site visit to Montanore. This is the first of several steps required in the permitting process.

During August 2005 public scoping meetings were held in Libby and Trout Creek, Montana, and Bonners Ferry, Idaho. All comments were documented by the USFS and Montana DEQ and will be addressed in the final EIS.

As part of the permitting process for the Montanore project,  in the fourth quarter of 2005 the Company expects to submit a draft plan to city and county authorities, including an assessment of the anticipated tax revenue and economic benefits of the Montanore project  which will define benefits to the local government entities.  A meeting with local representatives is scheduled in early November at which input from local community leaders will be incorporated in the final Hard Rock Mine Impact Plan to be submitted to the Montana Hard Rock Impact Board in conjunction with the final EIS submission.

Geology

During the third quarter of 2005, MDA completed an interim draft review of the Montanore deposit and is expected to complete a formal review early in the fourth quarter of 2005.  MDA will provide McIntosh Engineering (“McIntosh”) data on mineralization to be included in the mine plan and  recommendations fora definition drilling program for future stages of project development.

Engineering

McIntosh and Hatch Ltd. (“Hatch”) continue work on project engineering, including optimization, trade-off, design revisions, and other key evaluations for the Montanore project.

In the third quarter both companies advanced the engineering work beyond the trade-off study level, and preliminary design specifications/revisions review and are moving into the final phases of preliminary design details.  Ventilation studies were completed that could improve mine ventilation costs and potential adit sizes.  In addition, McIntosh is now entering the detailed mine planning phase for the entire deposit area covered by the MDA review.

A computer block model incorporating geology, drill hole assays, topography, Noranda’s original mine design  and other pertinent information was completed and is being used to support mine planning and production estimates for the project.

McIntosh is expected to complete their preliminary work early in the fourth quarter of 2005.  Hatch also continues to evaluate surface facilities and mill processing and is expected to complete a combined McIntosh and Hatch  pre-feasibility report by the end of the fourth quarter of 2005.

During the fourth quarter of 2005, the Company will open preliminary discussions with smelters to test the market for Montanore  concentrate.  This information is vital to establishing best estimate smelting terms included in the engineering cost estimate report.

We continue to work closely with both McIntosh and Hatch toward completing an optimized engineering report and cost estimate by the end of the fourth quarter of this year.

Financial and Operating Results

Mines Management, Inc. reported a net loss for the quarter ended September 30, 2005 of $1,179,540 or $0.11 per share versus a loss of $450,562 or $0.04 per share for the quarter ending September 30, 2004.  The increase in net loss of $728,978 was primarily due to an increase in (i) environmental, engineering, and permitting  activity on the Montanore project resulting in costs of $530,410; (ii) costs related to fees and licenses of $154,243; (iii) administrative costs of $100,813;  (iv) [employee] compensation of $100,714; and (v) office rent and expense of $15,469, offset in part by a decrease in (i) non-cash stock option expense of $144,908;  (ii) other miscellaneous expenses of $1,843 and (iii) increased interest income of $25,920.

For the nine months ended September 30, 2005 the Company had a net loss of $3.4 million or $0.31 per share compared to a net loss of $2.3 million or $0.23 per share for the nine months ended September 30, 2004 .  The increased loss for this period is attributable to the increased activity and expenses for the Montanore Project of $1,093,202. There were fewer options granted in the 2005 period than in the 2004 period and there was no financing activity in the first three quarters of 2005 to offset 2004 fees.  Administrative cost increased as a result of an investor relations program targeted at increasing liquidity in the Company’s shares.  Compensation increased as a result of hiring two additional employees, the Chief Financial Officer and the Vice President of Operations, in mid-year 2004 and hiring a Manager of Engineering in early June 2005.  We also added additional office space in January 2005 to facilitate increased project and engineering demands in 2005.

Liquidity

For the quarter ending September 30, 2005 the net cash used for operating activities was $1,174,156, which largely consisted of permitting and engineering expenses for the Montanore project.  This amount was partially offset by the net of warrants and options exercised of $179,998 and cash used in investing activities of ($159,771).  The net decrease in cash for the third quarter was $1,153,929.

Year to date, net cash used was $2,080,606 attributable to the increased Montanore project activity in the permitting, engineering, and environmental areas.

The Company anticipates spending approximately $1,000,000 in the fourth quarter of 2005 to finalize the pre-feasibility engineering and environmental planning of the Montanore Project.  Funding through the end of 2005 will be from cash and investments on hand.

On October 21, 2005, the Company completed a private placement for $6.1 million made to certain accredited investors for 1,016,667 units.  The units were priced at $6.00, and were comprised of one share of common stock and half a share purchase warrant two of which entitle the holder to purchase additional common shares at $8.25.  The warrants have a five year term.  The Company also paid the placement agent a cash fee of seven percent (7%) of the gross offering funds received and five year warrants to purchase 228,750 shares of the Company’s common stock at $8.25 per share.

Forward Looking Statements [need to revise once the draft is more settled]

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

•

Financial market conditions and the availability of financing on acceptable terms

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

•

Uncertainty regarding future changes in applicable law or implementation of existing law

•

The availability of experienced employees

•

The factors discussed under “Risk Factors” in our Form 10-KSB for the period ending December 31, 2004, as amended.

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

Item 4. Controls and Procedures

Glenn M. Dobbs, MMI’s President and CEO, and James H. Moore, MMI’s  Chief Financial Officer and Treasurer, have evaluated MMI’s disclosure controls and procedures as of September 30, 2005.  Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that MMI’s disclosure controls and procedures are designed, and were effective as of September 30, 2005 to give reasonable assurances that the information required to be disclosed in the reports that MMI files or submits under the Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and that such information is also accumulated and communicated to MMI’s management, including its Chief Executive Officer and Chief Financial Officer.

There were no changes in MMI’s internal controls or, to the knowledge of the management of MMI, any other changes that materially affect, or are reasonably likely to materially affect, MMI’s internal control over financial reporting. MMI plans to engage an outside firm during 2005 to augment its own internal accounting resources and to provide expertise in applying GAAP to new or complex accounting issues as an integral part of its ongoing system of internal controls over financial reporting.

PART II: OTHER INFORMATION

Item 1.

Legal Proceedings

On August 11, 2005, Mines Management was named as a co-defendant in a lawsuit filed by Montana Reserves Company (“MRC”) in the Superior Court of the State of Washington in Spokane County, Washington. Named as co-defendants are Noranda Minerals, Normin Corp., Mines Management and Newhi, Inc. The action seeks damages in connection with the conveyance of the Montanore property from Noranda to Newhi, and challenges the computation of a net proceeds royalty payable to MRC pursuant to a Royalty Agreement between Noranda and MRC in respect of the Montanore property. Management does not believe that the outcome of this lawsuit will have a material adverse effect on Mines Management’s business or results of operations.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended September 30, 2005 there were 150,000 common stock purchase warrants exercised at a price of $1.20 per share of common stock for a total of $180,000 that will be used as working capital for ongoing activities.  Warrants exercised year to date for 2005 are 567,367 at $1.20 per share of common stock for a total of $652,016.  The warrants were issued in a private placement of common stock and common stock purchase warrants that were exempt from registration pursuant to Section 4(2) and Rule 506 of Regulation D under the Securities Act of 1933.

In connection with the private placement completed on October 21, 2005, Mines Management issued five year warrants to purchase 228,750 shares of common stock at $8.25 per share to the placement agent, pursuant to Section 4(2) and Rule 506 of Regulation D under the Securities Act of 1933.

Item 3.

Defaults Upon Senior Securities

None

Item 4.

Submission of Matters to a Vote of Security Holders

None

Item 5.

Other Information

None

Item 6.

Exhibits

(a)

Exhibits:

31.1

Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2

Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1

Certification of Chief Executive Officer pursuant to 18 U.S.C., 1350 (Section 906 of the Sarbanes-Oxley Act)

32.2

Certification of Chief Financial Officer pursuant to 18 U.S.C., 1350 (Section 906 of the Sarbanes-Oxley Act)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned thereunto duly authorized.

Date: November 10, 2005	/s/ Glenn M. Dobbs By: Glenn M. Dobbs President and Chief Executive Officer

Date: November 10, 2005	/s/ James H. Moore By: James H. Moore Chief Financial Officer