Form 10-K
period 2005-12-31
MINES MANAGEMENT INC
filed 2006-03-29
CIK 66649

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________________

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                   to

Commission file number 001-32047

__________________________

MINES MANAGEMENT, INC.

(Exact Name of Registrant as Specified in its Charter)

Idaho	91-0538859
(State of Incorporation or Organization)	(I.R.S. Employer Identification No.)

905 W. Riverside Avenue, Suite 311 Spokane, Washington	99201
(Address of principal executive office)	(Zip Code)

(509) 838-6050

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	American Stock Exchange Toronto Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2005, was approximately $59,781,932, based on the closing price of the Common Stock on the American Stock Exchange of $5.60  per share. The number of Ordinary Shares outstanding as of March 22, 2006 was 12.691,010.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2006 Annual Meeting of Shareholders are incorporated by reference in Part III of this Report on Form 10-K.

INDEX

FORWARD LOOKING STATEMENTS

1

GLOSSARY OF TERMS

1

PART I

6

ITEM 1.

BUSINESS

6

ITEM 1A.

RISK FACTORS

7

ITEM 2.

DESCRIPTION OF PROPERTIES

10

ITEM 3.

LEGAL PROCEEDINGS

17

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

17

PART  II

17

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER

MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

17

ITEM 6.

SELECTED FINANCIAL DATA

19

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATION

20

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

22

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

23

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

ACCOUNTING AND FINANCIAL DISCLOSURE

39

ITEM 9A.

CONTROLS AND PROCEDURES.

39

ITEM 9B.

OTHER INFORMATION

39

PART III

40

ITEM 10.

DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

40

ITEM 11.

EXECUTIVE COMPENSATION

40

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

40

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

40

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES.

40

PART IV

41

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

41

EXHIBITS

41

SIGNATURES

42

i

FORWARD LOOKING STATEMENTS

Some information contained in or incorporated by reference into this report may contain forward looking statements as defined in the Private Securities Litigation Reform Act of 1995.  These statements include comments regarding Montanore Project development, including planned feasibility determination engineering studies environmental and mining re-permitting requirements, process and timing, ownership of sufficient water rights for mining, and estimates of mineralized material and measured, indicated and inferred resource; financing needs; the markets for silver and copper; planned evaluation of the Advance and Iroquois properties in 2006; planned expenditures in 2006; and belief that the Montana Reserve litigation will not have a material adverse effect on the Company.  The use of any of the words “development,” “anticipate,” “continues,” “estimate,” “expect,” “may,” “project,” “should,” “believe,” and similar expressions are intended to identify uncertainties.  We believe the expectations reflected in those forward looking statements are reasonable.  However, we cannot assure that the expectations will prove to be correct.  Actual results could differ materially from those anticipated in these forward looking statements as a result of the factors set forth below and other factors set forth and incorporated by reference into this report:

•

Worldwide economic and political events affecting the supply of and demand for silver and copper

•

Volatility in the market price for silver and copper

•

Financial market conditions and the availability of financing on acceptable terms

•

Uncertainty regarding whether reserves or feasibility will be established at Montanore

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

•

Uncertainty regarding future changes in applicable law or implementation of existing law

•

The availability of experienced employees

•

The factors discussed under “Risk Factors” in this Form 10-K for the period ending December 31, 2005.

GLOSSARY OF TERMS

We report our reserves to two separate standards to meet the requirements for reporting in both the United States (“U.S.”) and Canada.  U.S. reporting requirements for disclosure of mineral properties are governed by Securities and Exchange Commission Industry Guide 7.  Canadian reporting requirements for disclosure of mineral properties are governed by National Instrument 43-101 (“NI 43-101”).  The definitions given in NI 43-101 are adopted from those given by the Canadian Institute of Mining Metallurgy and Petroleum.

The definitions for each reporting standard are presented below with supplementary explanation and descriptions of the parallels and differences.

SEC INDUSTRY GUIDE 7 DEFINITIONS

mineralized material(1)

The term “mineralized material” refers to material that is not included in the reserve as it does not meet all of the criteria for adequate demonstration for economic or legal extraction.

non-reserves

The term “non-reserves” refers to mineralized material that is not included in the reserve as it does not meet all of the criteria for adequate demonstration for economic or legal extraction.

exploration stage

An “exploration stage” prospect is one which is not in either the development or production stage.

development stage

A “development stage” project is one which is undergoing preparation of an established commercially mineable deposit for its extraction but which is not yet in production.  This stage occurs after completion of a feasibility study.

production stage

A “production stage” project is actively engaged in the process of extraction and beneficiation of mineral reserves to produce a marketable metal or mineral product.

NI 43-101 DEFINITIONS

mineral resource

The term “mineral resource” refers to a concentration or occurrence of natural, solid, inorganic or fossilized organic material in or on the Earth’s crust in such form and quantity and of such a grade or quality that it has reasonable prospects for economic extraction. The location, quantity, grade, geological characteristics and continuity of a mineral resource are known, estimated or interpreted from specific geological evidence and knowledge.

measured mineral resource

The term “measured mineral resource” refers to that part of a mineral resource for which quantity, grade or quality, densities, shape and physical characteristics are so well established that they can be estimated with confidence sufficient to allow the appropriate application of technical and economic parameters, to support production planning and evaluation of the economic viability of the deposit. The estimate is based on detailed and reliable exploration, sampling and testing information gathered through appropriate techniques from locations such as outcrops, trenches, pits, workings and drill holes that are spaced closely enough to confirm both geological and grade continuity.

indicated mineral resource

The term “indicated mineral resource” refers to that part of a mineral resource for which quantity, grade or quality, densities, shape and physical characteristics can be estimated with a level of confidence sufficient to allow the appropriate application of technical and economic parameters, to support mine planning and evaluation of the economic viability of the deposit. The estimate is based on detailed and reliable exploration and testing information gathered through appropriate techniques from locations such as outcrops, trenches, pits, workings and drill holes that are spaced closely enough for geological and grade continuity to be reasonably assumed.

inferred mineral resource

The term “inferred mineral resource” refers to that part of a mineral resource for which quantity and grade or quality can be estimated on the basis of geological evidence and limited sampling and reasonably assumed, but not verified, geological and grade continuity. The estimate is based on limited information and sampling gathered through appropriate techniques from locations such as outcrops, trenches, pits, workings and drill holes.

qualified person(2)

The term “qualified person” refers to an individual who is an engineer or geoscientist with at least five years of experience in mineral exploration, mine development, production activities and project assessment, or any combination thereof, including experience relevant to the subject matter of the project or report and is a member in good standing of a self-regulating organization.

_______________________

(1)

This category is substantially equivalent to the combined categories of measured and indicated mineral resources specified in NI 43-101.

(2)

Industry Guide 7 does not require designation of a qualified person.

ADDITIONAL GLOSSARY TERMS

ADIT

A horizontal tunnel or drive, open to the surface at one end, which is used as an entrance to a mine.

BRECCIA

Rock consisting of angular fragments of other rocks held together by mineral cement or a fine-grained matrix.

DEVELOPMENT:

Work carried out for the purpose of opening up a mineral deposit and making the actual ore extraction possible.

DIP:

The angle at which a vein, structure or rock bed is inclined from the horizontal as measured at right angles to the strike.  A vein is a mineralized zone having a more or less regular development in length, width and depth, which clearly separates it from neighboring rock.  A strike is the direction or bearing from true north of a vein or rock formation measured on a horizontal surface.

DRIFT:

A horizontal underground opening that follows along the length of a vein or rock formation as opposed to a cross-cut which crosses the rock formation.

ENECHELON

Pattern of off-set mineralized strata similar to stair steps.

EXPLORATION:

Work involved in searching for ore, usually by drilling or driving a drift.

FACIA

Transition zone between rock types.

GRADE:

The average assay of a ton of ore, reflecting metal content.

HOST ROCK:

The rock surrounding an ore deposit.

LENSOID(AL)

Flat lenses of mineralized material between layers of host rock.

LIMESTONE:

A bedded, sedimentary deposit consisting chiefly of calcium carbonate.

LITHOLOGY

The physical characteristic of a rock.

MINERAL:

A naturally occurring homogeneous substance having definite physical properties and chemical composition and, if formed under favorable conditions, a definite crystal form.

MINERALIZATION:

The presence of economic minerals in a specific area or geological formation.

ORE:

Material that can be mined and processed at a positive cash flow.

PATENTED MINING

CLAIM:

The ultimate stage of holding a mineral claim in the United States, after which no more assessment work is necessary because all mineral rights have been earned.

PROSPECT:

A mining property, the value of which has not been determined by exploration.

RECLAMATION:

The restoration of a site after mining or exploration activity is completed.

RECOVERY:

The percentage of valuable metal in the ore that is recovered by metallurgical treatment.

SHEAR OR

SHEARING:

The deformation of rocks by lateral movement along numerous parallel planes, generally resulting from pressure and producing such metamorphic structures as cleavage and schistosity.

SPHALERITE

Zinc sulfide based mineral.

STRATABOUND

A situation in which mineralization is essentially contained in or confined to a particular sedimentary or volcanic unit.

STRATIGRAPHY

The branch of geology which studies the formation, composition, sequence and correlation of the stratified rock as parts of the earth's crust.

STRIKE:

The direction, or bearing from true north, of a vein or rock formation measured on a horizontal surface.

TAILINGS:

Material rejected from a mill after more of the recoverable valuable minerals have been extracted.

TREND:

The direction, in the horizontal plane, or a linear geological feature (for example, an ore zone), measured from true north.

UNPATENTED

MINING

CLAIM:

A parcel of property located on federal lands pursuant to the General Mining Law and the requirements of the state in which the unpatented claim is located, the paramount title of which remains with the federal government. The holder of a valid, unpatented lode-mining claim is granted certain rights including the right to explore and mine such claim under the General Mining Law.

VEIN:

A mineralized zone having a more or less regular development in length, width and depth, which clearly separates it from neighboring rock.

PART I

ITEM 1.

BUSINESS

General

Mines Management, Inc. (together with its subsidiaries, “MMI,” “Company” or “we”), is engaged in the business of acquiring and exploring, and if exploration is successful, developing mineral properties, primarily those containing silver and associated base and precious metals. The Company was incorporated under the laws of the State of Idaho on February 20, 1947.  The Company has a wholly owned subsidiary, Newhi, Inc.  The subsidiary was incorporated under the laws of the State of Washington on November 3, 1987.  The Company’s executive offices are located at 905 W. Riverside, Suite 311, Spokane, WA 99201.

The Company’s principal mineral property interest is held by its wholly owned subsidiary, Newhi, Inc., and is referred to as the Montanore Project.  The Montanore Project is located in northwestern Montana, and from 1988 to 2002 was owned by Noranda Minerals Corporation.  During that time the project received an approved environmental impact statement and all of its primary environmental permits.  From 1988 to 2002 the Company held royalty rights to a portion of the deposit.  In 2002 Noranda announced that it was abandoning the project, and subsequently transferred to the Company by quitclaim deed the patented and unpatented mining claims that control the mineral rights, and all core and intellectual property including geologic, environmental and engineering studies.

The Company’s properties, including the Montanore property, are currently in the exploration stage.  The Company has commenced re-permitting of the Montanore property and determining its feasibility for development. No property is currently in production.

The Company’s principal focus for 2006 continues to be to update Montanore environmental and engineering studies aimed at determining an economically viable operational design, and re-establish previously issued environmental and mining permits.

The Company continues to hold its Iroquois and Advance zinc-lead properties in Washington on a care and maintenance basis and plans to evaluate these properties in light of the current base metals market in the first half of 2006.  The Company also has a small royalty income from a working interest royalty, acquired more than 40 years ago, for several producing oil wells located in Kansas.

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

Employees

As of March, the Company had seven full-time employees located in Spokane, Washington. The Company’s employees are not subject to a union labor contract or collective bargaining agreement. Outside consultants are engaged to perform project and permitting tasks that will be used in re-permitting the Montanore Project.  The Company expects to continue to rely on the use of outside services in the immediate future.

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

ITEM 1A.

RISK FACTORS

Our business, operations, and financial condition are subject to various risks.  We urge you to consider the following risk factors in addition to the other information contained in, or incorporated by reference into, this Report on Form 10-K.

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

We have a history of losses and we expect losses to continue for at least the next three years.

As an exploration and development company that has no production history, we have incurred losses since our inception and we expect to continue to incur additional losses for at least the next three years.  As of December 31, 2005, we had an accumulated deficit of $9.2 million.  There can be no assurance that we will achieve or sustain profitability in the future.

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

•

determine metal content and metallurgical recovery processes to extract metal from the ore; and

•

design and construct mining and processing facilities.

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

Our future success is subject to risks inherent in the mining industry.

Our future mining operations, if any, will be subject to all of the hazards and risks normally incident to developing and operating mining properties.  These risks include insufficient ore reserves, fluctuations in metal prices and in production costs that may make mining of reserves uneconomic; significant environmental and other regulatory restrictions; labor disputes; geological problems; failure of underground stopes and/or surface dams; force majeure events; and the risk of injury to persons, property or the environment.

Our future profitability will be affected by changes in the prices of metals.

If we establish reserves and complete a favorable feasibility study for the Montanore Project, our profitability and long-term viability depend, in large part, on the market price of silver and copper.  The market prices for these metals are volatile and are affected by numerous factors beyond our control, including:

•

global or regional consumption patterns;

•

supply of, and demand for, silver and copper;

•

speculative activities;

•

expectations for inflation; and

•

political and economic conditions.

The aggregate effect of these factors on metals prices is impossible for us to predict. Decreases in metals prices have delayed, and could in the future adversely affect our ability to finance, the exploration and development of our properties, which would have a material adverse effect on our financial condition and results of operations and cash flows. There can be no assurance that metals prices will not decline.  During the five-year period ended December 31, 2005, the high and low settlement prices for silver and copper were $9.23 and $4.07 per ounce and $2.28 and $0.66 per ounce, respectively.

We may not be able to obtain permits required for development of the Montanore Project.

In the ordinary course of business, mining companies are required to seek governmental permits for expansion of existing operations or for the commencement of new operations. We will be required to reactivate numerous permits for our Montanore Project. Obtaining the necessary governmental permits is a complex and time-consuming process involving numerous jurisdictions and often involving public hearings and costly undertakings. Obtaining required permits for Montanore Project may be more difficult due to its location within the Cabinet Wilderness Area.  The duration and success of our efforts to re-permit are contingent upon many variables not within our control. Obtaining environmental protection permits, including the approval of reclamation plans, may increase costs and cause delays depending on the nature of the activity to be permitted and the interpretation of applicable requirements implemented by the permitting authority.  There can be no assurance that all necessary permits will be obtained and, if obtained, that the costs involved will not exceed those that had been previously estimated.  It is possible that the costs and delays associated with the compliance with such standards and regulations could become such that we would not proceed with the development or operation of a mine or mines.

Changes in mining laws could increase costs and impair our ability to develop its properties.

From time to time the U.S. Congress may consider revisions in its mining and environmental laws. It remains unclear to what extent new legislation may affect existing mining claims or operations.  The effect of any such revisions on our operations cannot be determined conclusively until such revision is enacted; however, such legislation could materially increase costs on properties located on federal lands, and such revision could also impair our ability to develop its mineral projects.

We are subject to environmental risks.

Mining is subject to potential risks and liabilities associated with pollution of the environment and the disposal of waste products occurring as a result of mineral exploration and production.  Insurance against environmental risk (including potential liability for pollution or other hazards as a result of the disposal of waste products occurring from exploration and production) is not generally available to us (or to other companies in the minerals industry) at a reasonable price.  To the extent that we become subject to environmental liabilities, the satisfaction of those liabilities would reduce funds otherwise available to us and could have a material adverse effect on us.  Laws and regulations intended to ensure the protection of the environment are constantly changing, and are generally becoming more restrictive.

The title to some of our properties may be uncertain or defective.

Although the Montanore deposit is held by patented mining claims, a significant portion of our holdings consist of unpatented lode and mill site claims.  Certain of our United States mineral rights consist of “unpatented” mining claims created and maintained in accordance with the U.S. General Mining Law of 1872.  Unpatented mining claims are unique U.S. property interests, and are generally considered to be subject to greater title risk than other real property interests because the validity of unpatented mining claims is often uncertain.  This uncertainty arises, in part, out of the complex federal and state laws and regulations that supplement the General Mining Law.  Also, unpatented mining claims and related rights, including rights to use the surface, are subject to possible challenges by third parties or contests by the federal government.  The validity of an unpatented mining claim, in terms of both its location and its maintenance, is dependent on strict compliance with a complex body of federal and state statutory and decisional law.  In addition, there are few public records that definitively control the issues of validity and ownership of unpatented mining claims.  We have not filed a patent application for any of the unpatented claims that are located on federal public lands in the United States and, under possible future legislation to change the General Mining Law, patents may be difficult to obtain.

In recent years, the U.S. Congress has considered a number of proposed amendments to the General Mining Law.  Although no such legislation has been adopted to date, there can be no assurance that such legislation will not be adopted in the future.  If ever adopted, such legislation could, among other things, impose royalties on silver and copper production from unpatented mining claims located on federal lands or impose fees on production from patented mining claims.  Further, it could have an adverse impact on earnings from our operation, could reduce estimates of our reserves and could curtail our future exploration and development activity on federal lands or patented claims.

While we have no reason to believe that title to any of our properties is in doubt, title to mining properties is subject to potential claims by third parties claiming an interest in them.

The market price of our common shares could experience volatility and could decline significantly.

Our common shares are listed on American Stock Exchange (AMEX) and the Toronto Stock Exchange (TSX.)  Securities of small-cap companies have experienced substantial volatility in the past, often based on factors unrelated to the financial performance or prospects of the companies involved.  These factors include macroeconomic developments in North America and globally and market perceptions of the attractiveness of particular industries.  Our share price is also likely to be significantly affected by short-term changes in silver and copper prices or in our financial condition or results of operations as reflected in our quarterly earnings reports.  Other factors unrelated to our performance that could have an effect on the price of our common shares include the following:

•

the extent of analytical coverage available to investors concerning our business is limited because investment banks with research capabilities do not follow our securities;

•

the trading volume and general market interest in our securities could affect an investor’s ability to trade significant numbers of common shares;

•

the relatively small size of the public float will limit the ability of some institutions to invest in our securities; and

•

a substantial decline in our stock price that persists for a significant period of time could cause our securities to be delisted from the AMEX and the TSX, further reducing market liquidity.

As a result of any of these factors, the market price of our common shares at any given point in time might not accurately reflect our long-term value.  Securities class action litigation often has been brought against companies following periods of volatility in the market price of their securities.  We could in the future be the target of similar litigation. Securities litigation could result in substantial costs and damages and divert management’s attention and resources.

ITEM 2.

DESCRIPTION OF PROPERTIES

The significant properties in which the Company has an interest are described below.

Montanore Property

The Montanore Project is located in Sanders and Lincoln Counties in northwestern Montana and consists of two federal patented mining claims and approximately 776 unpatented lode mining claims and mill sites, which cover approximately 1700 acres.  The unpatented lode claims and mill sites are owned by the Company and are held subject to a $125 per claim annual payment to the Federal Government.

The Company’s ownership of the Montanore deposit stems primarily from its ownership of 2 patented mining claims, identified as HR 133 and HR 134, which cover the surface outcrop or “apex” of the gently dipping mineralized beds.  According to US mining law, the holders of claims covering the apex of a dipping, tabular deposit own the minerals to depth, even if the deposit passes from beneath the apex claim.  For the Company’s claims at Montanore these “extralateral rights” have been confirmed by the US Secretaries of Agriculture and Interior and upheld in US District Court.  In addition to the patented apex claims, the Company owns unpatented claims located along the fault which bounds the southwestern margin of the deposit, and which extend outside of the western border of the Cabinet Wilderness Area.

The Montanore Project deposit can be reached from Noxon, the nearest town, by taking State Highway 200 about 2 miles to the east and then north about 5 miles on a secondary graveled road to the junction of the west and east forks of Rock Creek.  From this point it is about a 4 mile hike up a Jeep trail behind a locked U.S. Forest Service gate to the deposit outcrop.  The deposit outcrops near the border of, and lies entirely within the Cabinet Wilderness Area.  Because any future mining of the deposit would take place underground and the Company has access to the deposit from outside the Cabinet Wilderness Area, (our patented mining claims and certain other mineral rights predate the wilderness area designation), we do not believe that any future mining or associated surface activity would impact the wilderness area.  The Company’s holdings for operational access and infrastructure support for the project are located to the east, south of the town of Libby, and are accessed from that major supply point by about 16 miles of secondary road up Libby Creek. There is no plant, equipment, subsurface improvements or equipment other than a 14,000-foot adit, which was plugged and graded by Noranda and is currently in reclamation.  The Company expects to obtain power by extending a Flathead Electric power line from Noxon, Montana, located approximately 18 miles from the Montanore property.  The Company owns water rights associated with the Montanore property which it believes will be sufficient for possible mining activities.

Non-Reserves – Mineralized Material; Measured, Indicated and Inferred Resources

The estimate of mineralized material set forth below was prepared by Mine Development Associates.  The estimate was prepared in accordance with SEC Industry Guide 7 based on silver and copper prices of $6.24 per ounce and $1.26 per pound, respectively, which represent the three year rolling average prices at December 31, 2005.

Mineralized Material Estimate in Accordance with U.S. SEC Industry Guide 7

	Tons	Silver Grade (Ounces per ton)	Copper Grade	Cutoff (Silver ounces per ton)
Mineralized Material	81,506,000	2.04	0.75%	1.0

In accordance with Canadian National Instrument 43-101, MDA has estimated the resource at Montanore as set forth below.  Steve Ristorcelli, R.P. Geo., C.P.G. and David C. Fitch, C.P.G., are the qualified persons under Canadian National Instrument 43-101 for this resource estimate.

Cautionary Note to US Investors concerning estimates of Measured and Indicated Mineral Resources

This section uses the terms "measured mineral resources" and "indicated mineral resources". We advise US investors that while those terms are recognized and required by Canadian regulations, the US Securities and Exchange Commission does not recognize them, and describes the equivalent as "Mineralized Material". US Investors are cautioned not to assume that any part or all of the mineral deposits in these categories will ever be converted into mineral reserves.

Cautionary Note to US Investors concerning estimates of Inferred Mineral Resources

This section uses the term "inferred mineral resources." We advise US investors that while this term is recognized and required by Canadian regulations, the US Securities and Exchange Commission does not recognize it. "Inferred mineral resources" have a great amount of uncertainty as to their existence, and great uncertainty as to their economic and legal feasibility. It cannot be assumed that all or any part of an inferred mineral resource will ever be upgraded to a higher category. In accordance with Canadian rules, estimates of inferred mineral resources cannot form the basis of feasibility or other economic studies. US investors are cautioned not to assume that part or all of the inferred mineral resource exists, or is economically or legally mineable.

Resource Estimate in Accordance with Canadian National Instrument 43-101

	Tons	Silver Grade (Ounces per ton)	Copper Grade	Cutoff (Silver ounces per ton)
Measured	4,026,000	1.85	0.74%	1.0
Indicated	77,480,000	2.05	0.75%	1.0
Inferred	35,080,000	1.85	0.71%	1.0

Geology

The Montanore deposit occurs within Revett Formation quartzite of the Belt Super Group, Precambrian sedimentary rock that crop out over much of western Montana, northern Idaho, and parts of adjacent British Columbia.

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

History

In 1983, U.S. Borax and Chemical Corporation discovered the Montanore silver/copper deposit, which extended in part beneath what is now the Company’s property.  In 1984 a lease for 11 claims was entered into between U.S. Borax and our predecessor, Heidelberg Silver Mining Co., Inc.  U.S. Borax conducted more than 70,000 feet of core drilling from the surface, which outlined the bedded silver/copper mineralization.  In 1988, U.S. Borax and partners sold their interest in the project to a joint venture between Noranda Minerals Corp. and Montana Reserves Co.

Also in 1988, Newhi, Inc., our wholly owned subsidiary, acquired the assets of Heidelberg through a corporate merger.  The assets acquired by Newhi consisted primarily of 34 unpatented mining claims located along the fault that borders the Montanore deposit, and a 4 acre patented mill site.  In 1993, we determined that 18 of the mining claims were immaterial to the maintenance of our interest in the Montanore project and these claims were dropped.  Of the remaining 16 claims, 11 claims were leased to Noranda for an annual payment of $25,000 and a net profits interest.

In late 1989, Noranda began construction of an adit using a conventional tunneling method from a point east of the Cabinet Wilderness Area. The purpose of the program was to more accurately define and develop a portion of the deposit containing approximately 30 million tons.  The proposed work was to include a 3-mile long decline and approximately 2,000 feet of lateral development in the vicinity of the deposit.  Close spaced drilling was planned from these workings and bulk metallurgical samples were to be taken during this phase.  In December 1991, tunneling was stopped at approximately 14,000 feet, or about 2,000 feet short of the deposit, pending the completion of the project’s environmental impact statement (EIS).  Also during the year Noranda completed the process to acquire patents to the two “apex” claims controlling the deposit.  In 1993, the joint venture between Noranda and Montana Reserves was dissolved with Noranda retaining rights to the project.

During 1993, the Montanore EIS was approved and all of the important permits for the mine were granted.  As part of the EIS process, this approval was subject to appeal, and several appeals were made.  In 1994, the US Forest Service denied all appeals.  In 1991, an environmental group brought suit against Noranda and the US Forest Service concerning the validation of Noranda’s apex claims.  In 1993, the US Secretary of Agriculture found that Noranda’s mining claims were valid, and in 1997 the US District Court hearing the case also ruled that Noranda’s claims were valid.  The court decision was appealed and in March, 1999 the U.S. Court of Appeals for the Ninth Circuit upheld the U.S. District Court decision.  In 2001 the U.S. government issued patents for the two claims covering the apex of the deposit and thus assuring Noranda ownership of the Montanore deposit.

In 2002, Noranda notified us that it was abandoning its rights to the project.  Under terms of its agreement, Noranda was bound to quitclaim to us any claims that overlapped the original Heidelberg claims.  As the newly patented apex claims were overlapping, Noranda deeded these claims to Newhi in August 2002.  The mineral rights we acquired are subject to a $0.20 per ton royalty, and a 5% net profits royalty which would commence after the operator has recovered all of its exploration and development costs.  In December 2002, Noranda transferred to us 70,000 feet of drill core and all geologic, environmental, and engineering data generated during its 14 year management of the project.

The Company resubmitted its plan of operation and hard rock mine operating permit application for the Montanore project to the U.S. Forest Service (USFS) and Montana Department of Environmental Quality (MDEQ) at the end of December 2004.  The application represents the identical project on public land that each agency reviewed and approved for Noranda in 1993.

The Montanore property is undergoing an extensive optimization review and feasibility study in order to update the mine plan and to determine the optimal rates of production.  We have spent an estimated $4.2 million on the Montanore property since acquiring it, primarily on the re-permitting process and a pre-feasibility study, and an additional $50,000 per year in property holding costs. We estimate expenditures of at least $4.0 million in 2006 in connection with the continued permitting, engineering, and exploration.

Engineering

McIntosh Engineering and Hatch Ltd. continue work on project engineering, including optimization, trade-off, design revisions, and other key evaluations for the Montanore project.  The engineering effort has advanced mine planning, mine and mill designs, operational criteria, and other key aspects of project planning and cost estimates.  Preliminary mine plans and costs were completed late in the fourth quarter of 2005.  We are currently completing an internal review and are working with McIntosh and Hatch to finalize the report and refine the plans and designs.  This detailed engineering work by McIntosh and Hatch is expected to be completed in the second quarter of 2006.  The results from these studies will provide the direction and planning necessary to move to the next stage of project development.

Mine planning information developed by McIntosh during this stage of the engineering evaluation used Vulcan mine planning software.  Mines Management has purchased the software and is initiating advancement of the McIntosh mine plan design in the first quarter of 2006.  In addition, this computer model will assist in developing a preliminary underground drilling program to be implemented when access to the Libby adit is obtained.

Smelting

Mines Management has initiated discussions with smelters and expects discussions to continue as part of the detailed design and engineering cost efforts throughout 2006.  This information will be important in mine planning and operational cost considerations for the project.  Defining smelting costs and terms are considered in the economic parameters for grade cut-off considerations in the mine plan.

Permitting and Environmental

During 2005, we continued to advance the permitting and optimization review of the Montanore project.  The U.S. Forest Service (the “USFS”) and the Montana Department of Environmental Quality (the “Montana DEQ”) have been actively engaged in reviewing company reports and applications.  During August 2005 public scoping meetings were held in Libby and Trout Creek, Montana, and Bonners Ferry, Idaho, out of which limited comments were received concerning the Montanore project.  All comments were documented by the USFS and Montana DEQ and will be addressed in the final EIS.  The public comment period for the Montanore Project closed in September 2005.  The U.S. Forest Service and Montana DEQ have compiled a list of comments and issues that will be incorporated into the EIS.  ERO, a Denver based EIS contractor, was retained and initiated a review of the transmission line and mine water permit applications in an effort to assist agency staff in the review process.  We and our consultants are working with the agencies and the EIS contractors to address design and operational plans as part of the overall permitting process.

We have initiated field work and technical efforts focused on fisheries habitat evaluation, fisheries population, wildlife, vegetation, threatened and endangered species, visual assessments, and other key environmental elements.  At the request of the MDEQ the Company recently completed a water sampling program for the neighboring wilderness lakes to establish current lake and stream baseline conditions.  This information was used to support a regional and local hydrologic report update for the project area.

We submitted the 230 kv power transmission line permit application during the second quarter of 2005.  Montana DEQ/ERO has reviewed the initial permit transmission line application and has provided comments to us.  We are actively working on providing supplemental information to support the transmission line application.  We expect to submit the supplemental transmission line application in the first half of 2006.

A Montana Pollution Discharge Elimination System draft application was submitted to the Montana DEQ in the third quarter 2005.  Preliminary comments from the agency were received and a final permit application was submitted in the fourth quarter 2005.  This permit application is necessary for the project and will authorize the proposed management of water during operations.

Montana permitting regulations require the Company to submit a Hard Rock Mine Impact Analysis to local forms of government.  This report assesses potential economic benefits and impacts to local government services.  Mines Management submitted and presented this Impact Analysis to the Lincoln County and City of Libby governmental officials, who are currently reviewing it.  Once the Analysis and report are approved, the document will be submitted to the State for review and referred to the Hard Rock Mining Impact Board for approval.

In the third quarter of 2005 the Company held consultation meetings with local tribal organizations which included a site visit to Montanore.  This is the first of several steps required in the approval process.

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
DRAWN: JASPER GEOGRAPHICS	

REVISED APPLICATION FOR HARD ROCK OPERATING PERMIT & PROPOSED OPERATING PLAN

GENERAL PROJECT & OREBODY LOCATION

MONTANORE PROJECT - LINCOLN COUNTY, MONTANA

Advance and Iroquois Properties

The Company owns the Advance and Iroquois zinc-lead exploration properties located in northeastern Washington State, approximately 6 miles south of the Canadian border.  The properties are situated 5 miles apart along a belt of Cambrian carbonate sediments that have acted as host rocks for several former mines.  Both properties are easily accessible on secondary graveled roads by two wheel drive vehicles.  A large zinc smelter and refinery is located at Trail, British Columbia, Canada, approximately 17 miles distance, over excellent roads.

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

ITEM 3.

LEGAL PROCEEDINGS

On August 11, 2005, Mines Management was named as a co-defendant in a lawsuit filed by Montana Reserves Company (“MRC”) in the Superior Court of the State of Washington in Spokane County, Washington. Named as co-defendants are Noranda Minerals, Normin Corp., Mines Management and Newhi, Inc. The action seeks damages in connection with the conveyance of the Montanore property from Noranda to Newhi, and challenges the computation of a net proceeds royalty payable to MRC pursuant to a Royalty Agreement between Noranda and MRC in respect of the Montanore property. Management does not believe that the outcome of this lawsuit will have a material adverse effect on the Company.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of 2005 to a vote of security holders.

PART  II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Common Stock of the Company commenced trading on AMEX under the symbol, “MGN,” on March 24, 2004.  Prior to listing on AMEX, the Company’s Common Stock was traded in the over the counter market on the NASDAQ supervised Bulletin Board under the symbol “MNMM.”  On January 10, 2006 Mines Management, Inc. began trading its shares on TSX under the symbol “MGT.”

The following table shows the high and low closing sales prices for the Common Stock for each quarter since January 1, 2003.  The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.  On March 22, 2006, the closing price of the Company’s Common Stock was $7.98 on AMEX and Cdn$9.51 on TSX.

Fiscal Year	High Closing	Low Closing
2004:
First Quarter	$7.80	$5.90
Second Quarter	$9.45	$3.45
Third Quarter	$6.51	$4.10
Fourth Quarter	$6.50	$4.02

2005:
First Quarter	$6.28	$3.75
Second Quarter	$6.15	$4.13
Third Quarter	$6.52	$4.92
Fourth Quarter	$8.30	$6.22

As of March 22, 2006 there were 938 shareholders of record of the Company’s Common Stock and approximately 3,510 additional shareholders whose shares are held through brokerage firms or other institutions.

The Company has never paid any dividends and any future decision as to the payment of dividends will be at the discretion of our board of directors and will depend upon our earnings, receipt of dividends from our subsidiaries, financial position, capital requirements, plans for expansion and such other factors as our board of directors deems relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

Number of securities remaining

available for future issuance

Plan Category

Number of securities to be issued

Weighted-average exercise price

under equity compensation

upon exercise of outstanding

of outstanding options, warrants

available for future issuance

options, warrants and rights

and rights

reflected in column (a))

(a)

(b)

(c)

___________________________________________________________________________________________________________________

Equity compensation plans

approved by shareholders

2,088,500

$3.48

911,500

Equity compensation plans

 not approved shareholders

___________________________________________________________________________________________________________________

Total

2,088,500

$3.48

911,500

___________________________________________________________________________________________________________________

ITEM 6.

SELECTED FINANCIAL DATA

The selected financial data of Mines Management, Inc. for the years ended December 31, 2005, December 31, 2004, December 31, 2003, and the period from August 12, 2002 (inception) through December 31, 2005 are derived from audited financial statements.  This table should be read in conjunction with the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Years Ended December 31			From Inception August 12, 2002 Through December
	2005	2004	2003	2005
Statement of Operations:
Revenues	$ 11,282	$ 8,604	$ 6,038	$ 28,369
Operating Expenses	$ (5,448,169)	$ (2,652,056)	$ (1,300,997)	$ (9,626,735)
Loss from Operations	$ (5,436,887)	$ (2,643,452)	$ (1,294,959)	$ (9,598,366)
Other Income	$ 226,877	$ 127,383	$ 19,339	$ 373,833
Net Loss	$ (5,210,010)	$ (2,516,069)	$ (1,275,620)	$ (9,224,533)

Net Loss per Common Share	$ (0.45)	$ (0.26)	$ (0.18)

Weighted Average Common	11,461,043	9,745,097	7,234,703
Shares Outstanding

Cash Flow Data:
Cash Flows from Financing Activities	$ 6,686,520	$ 6,448,010	$ 1,770,929	$ 15,171,659
Cash Used in Operating Activities	$ 4,178,761	$ 1,217,131	$ 591,516	$ 6,022,094
Cash Used in Investing Activities	$ 284,460	$ 3,088,521	$ 1,160,251	$ 4,543,606

Balance Sheet Data:
Total Assets	$ 9,673,157	$ 7,135,017	$ 1,889,735
Total Liabilities	$ 171,101	$ 114,984	$ 188,656
Shareholders Equity	$ 9,502,056	$ 7,020,033	$ 1,701,079

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand Mines Management, Inc.  The MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes (“Notes”).

Overview

Management’s discussion and analysis (MD&A) for the year ending December 31, 2005 focuses on the significant progress made and other items that affected Mines Management’s performance and such factors that may affect its performance in the future.  The MD&A should be read in conjunction with the audited financial statements included in this Report on Form 10-K.  In 2006, the Company plans to focus on additional exploration and implementation of an underground drilling program at Montanore, as well as engineering and optimization studies.  The Company intends to continue its emphasis on the re-permitting applications and commencement of a phased financing plan for the Montanore project.

2005 Highlights

•

In 2005 submitted application to list on TSX, listed effective January 10, 2006

•

Maintained strong cash and investment position

•

Advanced the engineering cost studies for mining and milling operations

•

Continued re-permitting work with state and federal permitting agencies, including updating and collecting baseline data to support the agency review effort

•

Initiated the  preliminary Environmental Impact Statement (“EIS”) process

•

Made significant progress on review of the deposit and underground mine planning

MMI cross listed on TSX with the official listing ceremony on January 10, 2006. The year end cash and certificates of deposit balance remained strong at over $8.8 million.  The net cash expenditures for operating activities for the year 2005 was on budget at $4.2 million.  The Company has sufficient working capital for the next 18 months of planned operations.  The draft EIS is scheduled to be completed by the end of the second quarter 2006 for distribution and initial public review.  Discussions were initiated with major mining finance banks toward interim and project financing.

We plan to continue to focus in 2006 on advancing the Montanore project, including exploration activities, engineering design and optimization, and re-permitting efforts.

Financial and Operating Results

Mines Management, Inc. reported a net loss for the year ended December 31, 2005 of $5.2 million or $0.45 per share versus a loss of $2.5 million or $0.26 per share and $1.3 million or $0.18 per share for the years ending December 31, 2004 and 2003 respectively.  The 2005 increase in net loss versus 2004 of $2.7 million, and the 2004 net loss increase versus 2003 of $1.2 million, were primarily due to increased expenditures in the following major areas:

(millions)

Expenditures

2005

2004

2003

Montanore Project Expense

$2.2

$  .2

-

Administrative Expense

$2.2

$1.0

$  .7

Non Cash Stock Option Expense

$1.0

$1.4

$  .6

Interest Income

($  .2)

($  .1)

-

The major area for additional spending for 2005 over 2004 was the increased activity on the Montanore Project, primarily as a result of payments to consultants for permitting activities, collecting additional environmental baseline data, mineralized material and resource studies, and mine engineering and optimization.  Montanore project expense includes exploration, fees, filing and licenses, environmental, engineering and permitting expense.  Administrative expense, which includes general overhead and office expense, legal, accounting, compensation, rent, taxes, and investor relations expense, doubled in 2005 over 2004 as we commenced an investor relations program targeted at increasing liquidity, hired additional employees for the Montanore Project, and leased additional office space in January 2005 to accommodate our expanded staff.  Stock option expense, which includes stock options granted to officers, employees and consultants, decreased from 2004 to 2005 due to fewer options being granted and no previously issued options vesting in 2005.

The increased expenses in 2004 from 2003 were largely attributable to the start of our initial work on the Montanore Project.  The increase in administrative expense reflects primarily the addition of two executives, a full year of compensation for a new President and Chief Executive Officer, and a full year of severance payments to the previous President and Chief Executive Officer. The increase in stock option expense was due to the granting of options to executives hired in 2004 and the vesting of options granted in 2003 to the Company’s President and Chief Executive Officer, and issuance of employee and director non cash stock options.

Liquidity

At December 31, 2005, our aggregate cash, short term investments, and long term investments totaled $8.9 million compared to $6.5 million at December 31, 2004.  In 2005, we raised $6.1 million gross net proceeds in a private placement and $0.6 million from the exercise of warrants and exercise of stock options.  The net cash used for operating activities was $4.2 million, which consisted primarily of permitting, environmental and engineering expenses for the Montanore project and administrative expenses.  The net increase in cash and cash equivalents for the year ending December 31, 2005 was $2.2 million.

The Company anticipates spending approximately $1.0 million each quarter in 2006.  The Company has sufficient cash and cash equivalents to fund its 2006 expenditures.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

Table of Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2005:

Contractual Obligations (000s)	Total	Less Than 1 Year	2 – 3 Years	4 – 5 Years	Thereafter

Operating leases	$ 98,000	$ 36,000	$ 72,000	$ -	$ -

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

All of our cash balances are held in U.S. dollars and our long term investment certificates of deposit are denominated in U.S. dollars and held in local and national banking institutions.  We manage the timing of cash required for the re-permitting, review of the Montanore deposit, and engineering of the Montanore project and for general corporate purposes by utilizing our money market account.  We invest funds not immediately required in investments, currently in certificates of deposit, with varying maturities and fixed early retirement costs equal to three months interest.  Our policy is to invest only in government and corporate grade securities rated “investment grade” or better.

The market prices of base and precious metals such as copper and silver fluctuate widely and are affected by numerous factors beyond the control of any mining company.  These factors include expectations with regard to the rate of inflation, the exchange rates of the dollar and other currencies, interest rates, global or regional political, economic or banking crises, and a number of other factors.  If the market price of silver or copper should drop dramatically, the value of the Company’s Montanore project could drop and the Company might not be able to recover its investment in that project.  The decision to develop or construct a mine would be made several years before the first revenues from production would be received.  Price fluctuations between the time that such decision is made and the commencement of production could affect the economics of the mine.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements for the years ended December 31, 2005, 2004 and 2003 are included in this Report on Form 10-K as set forth below.

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

24

FINANCIAL STATEMENTS:

Consolidated balance sheets

25

Consolidated statements of income

27

Consolidated statements of stockholders’ equity

28

Consolidated statements of cash flows

30

Notes to consolidated financial statements

31-38

LeMASTER & DANIELS PLLC

SPOKANE
COLFAX
GRANDVIEW
MOSES LAKE
OMAK
OTHELLO
QUINCY
TRI-CITIES
WALLA WALLA
WENATCHEE
YAKIMA
BOISE

ACCOUNTING AND CONSULTING SERVICES

MEMBER OF McGLADREY NETWORK

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Mines Management, Inc.
Spokane, Washington

We have audited the consolidated balance sheets of Mines Management, Inc. (an Idaho Corporation) and Subsidiary as of December 31, 2005, 2004, and 2003, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended and for the period from inception of the development stage (August 12, 2002 through December 31, 2005). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mines Management, Inc. and Subsidiary as of December 31, 2005, 2004, and 2003, and the results of their operations and their cash flows for the years then ended and for the period from inception of the development stage (August 12, 2002 through December 31, 2005) in conformity with U.S. generally accepted accounting principles.

LeMaster & Daniels PLLC

Spokane, Washington
March 8, 2006

Mines Management, Inc. and Subsidiary

Consolidated Balance Sheets

	December 31,
	2005	2004	2003

Assets

CURRENT ASSETS:
Cash and cash equivalents	$ 4,648,294	$ 2,424,995	$ 282,637
Interest receivable	101,380	51,688	15,742
Prepaid expenses and deposits	30,169	27,989	7,500
Total current assets	4,779,843	2,504,672	305,879

MINERAL PROPERTIES	504,492	504,492	504,492

PROPERTY AND EQUIPMENT:
Mine buildings	39,917	12,926	12,926
Equipment	80,568	75,788	44,098
Office equipment	185,969	56,212	35,141
	306,454	144,926	92,165
Less accumulated depreciation	101,470	78,815	67,061
	204,984	66,111	25,104

INVESTMENTS:
Certificates of deposit	4,158,692	4,035,760	1,000,000
Available-for-sale securities	25,146	23,982	54,260
	4,183,838	4,059,742	1,054,260

	$ 9,673,157	$ 7,135,017	$ 1,889,735

See accompanying notes to consolidated financial statements.

Mines Management, Inc. and Subsidiary

Consolidated Balance Sheets

	December 31,
	2005	2004	2003

Liabilities and Stockholders’ Equity

CURRENT LIABILITIES:
Accounts payable	$ 130,655	$ 18,172	$ 26,869
State income taxes payable	-	345	800
Due to officer	2,398	2,398	12,583
Severance currently payable	20,000	60,000	60,000
Payroll taxes payable	18,048	14,069	8,404
Total current liabilities	171,101	94,984	108,656

OTHER LIABILITIES:
Severance payable, long term	-	20,000	80,000

Total liabilities	171,101	114,984	188,656

COMMITMENTS

STOCKHOLDERS’ EQUITY:
Common stock – 100,000,000 shares, $0.01 par value, authorized;
12,469,510, 10,630,590, and 8,724,708 shares issued and outstanding	124,695	106,306	87,247
Preferred stock – 10,000,000 shares, no par value,
authorized	-	-	-
Additional paid-in capital	19,705,219	12,032,739	4,186,497
Accumulated deficit	(1,117,306)	(1,117,306)	(1,117,306)
Deficit accumulated during the development stage	(9,224,533)	(4,014,523)	(1,498,454)
Accumulated other comprehensive income	13,981	12,817	43,095
Total stockholders’ equity	9,502,056	7,020,033	1,701,079

	$ 9,673,157	$ 7,135,017	$ 1,889,735

See accompanying notes to consolidated financial statements.

Mines Management, Inc. and Subsidiary

Consolidated Statements of Income

				From Inception
				August 12, 2002
	Years Ended			Through
	December 31,			December 31,
	2005	2004	2003	2005
REVENUE:
Royalties	$ 11,282	$ 8,604	$ 6,038	$ 28,369

OPERATING EXPENSES:
Depreciation	22,655	11,754	2,203	37,456
Administrative	701,064	296,814	116,024	1,115,509
Legal, accounting, and consulting	197,972	152,999	51,835	413,804
Miscellaneous	4,573	6,247	823	15,804
Exploration	718	368	-	4,696
Oil and gas operating	-	9,308	3,208	12,173
Rent and office	115,814	65,462	47,522	231,876
Compensation, directors, officers and staff	628,860	334,573	356,612	1,333,628
Taxes and licenses	38,569	23,549	21,836	85,961
Telephone	16,421	4,448	8,493	31,325
Fees, filing, and licenses	474,549	144,921	24,234	668,747
Environmental	112,954	120,811	8,195	245,763
Engineering	988,653	63,511	30,772	1,079,611
Permitting	1,141,018	-	-	1,147,502
Commissions	-	-	68,440	68,440
Stock options granted to officers and employees	443,780	1,417,291	560,800	2,571,871
Stock options granted for services	560,569	-	-	562,569
Total operating expenses	5,448,169	2,652,056	1,300,997	9,626,735
LOSS FROM OPERATIONS	(5,436,887)	(2,643,452)	(1,294,959)	(9,598,366)

OTHER INCOME:
Interest	226,877	127,383	16,115	370,375
Miscellaneous	-	-	3,224	3,458
	226,877	127,383	19,339	373,833

NET LOSS	$(5,210,010)	$(2,516,069)	$(1,275,620)	$ (9,224,533)

NET LOSS PER SHARE	$ (0.45)	$ (0.26)	$ (0.18)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING	11,461,043	9,745,097	7,234,703

See accompanying notes to consolidated financial statements.

Mines Management, Inc. and Subsidiary

Consolidated Statements of Stockholders’ Equity Year Ended December 31, 2005, 2004 and 2003
							Deficit
							Accumulated	Accumulated
					Additional		During the	Other
	Common Stock		Issuable Common Stock		Paid-in	Accumulated	Development	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Stage	Income	Total
BALANCES, AUGUST 12, 2002 (INCEPTION)	5,316,956	$ 53,170	90,000	$ 22,500	$ 1,448,145	$ (1,117,306)	$ -	$ 846	$ 407,355
Common stock issued for cash	416,000	4,160			262,040				266,200
Common stock issued to directors	375,000	3,750			146,250				150,000
Common stock issued for services	5,000	50			1,950				2,000
Issuable common stock issued	90,000	900	(90,000)	(22,500)	21,600				-
Comprehensive loss:
Adjustment to net unrealized gain
on marketable securities								2,287	2,287
Net loss							(222,834)		(222,834)
Comprehensive loss									(220,547)
BALANCES, DECEMBER 31, 2002	6,202,956	62,030	-	-	1,879,985	(1,117,306)	(222,834)	3,133	605,008

Common stock issued for cash	1,960,506	19,605			1,751,324				1,770,929
Exercise of stock options	561,246	5,612			(5,612)				-
Issuance of stock options					560,800				560,800
Comprehensive loss:
Adjustment to net unrealized gain
on marketable securities								39,962	39,962
Net loss							(1,275,620)		(1,275,620)
Comprehensive loss									(1,235,658)
BALANCES, DECEMBER 31, 2003	8,724,708	87,247	-	-	4,186,497	(1,117,306)	(1,498,454)	43,095	1,701,079

									Continued

See accompanying notes to consolidated financial statements.

Mines Management, Inc. and Subsidiary

Consolidated Statements of Stockholders’ Equity Year Ended December 31, 2005, 2004 and 2003
							Deficit
							Accumulated	Accumulated
					Additional		During the	Other
	Common Stock		Issuable Common Stock		Paid-in	Accumulated	Development	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Stage	Income	Total
Continued
BALANCES, DECEMBER 31, 2003	8,724,708	87,247	-	-	4,186,497	(1,117,306)	(1,498,454)	43,095	1,701,079

Common stock issued for cash	1,736,139	17,361			6,430,649				6,448,010
Exercise of stock options	168,685	1,687			(1,687)				-
Issuance of stock options					1,417,291				1,417,291
Issuance of stock for Heidelberg shares	1,058	11			(11)				-
Comprehensive loss:
Adjustment to net unrealized gain
on marketable securities								(30,278)	(30,278)
Net loss							(2,516,069)		(2,516,069)
Comprehensive loss									(2,546,347)
BALANCES, DECEMBER 31, 2004	10,630,590	106,306	-	-	12,032,739	(1,117,306)	(4,014,523)	12,817	7,020,033

Common stock issued for cash	1,016,667	10,167	-	-	5,662,835	-	-	-	5,673,002
Exercise of stock options	178,157	1,781	-	-	77,719	-	-	-	79,500
Exercise of stock warrants	618,367	6,184			927,834				934,018
Issuance of stock options	-	-	-	-	984,419	-	-	-	984,419
Revaluation of stock options	-	-	-	-	19,930	-	-	-	19,930
Issuance of stock for Heidelberg shares	25,729	257	-	-	(257)	-	-	-	-
Comprehensive loss:
Adjustment to net unrealized gain
on marketable securities	-	-	-	-	-	-	-	1,164	1,164
Net loss	-	-	-	-	-		(5,210,010)	-	(5,210,010)
Comprehensive loss									(5,208,846)
BALANCES, DECEMBER 31, 2005	12,469,510	$124,695	-	$ -	$19,705,219	$ (1,117,306)	$ (9,224,533)	$ 13,981	$ 9,502,056

See accompanying notes to consolidated financial statements.

Mines Management, Inc. and Subsidiary

Consolidated Statements of Cash Flows

				From Inception
				August 12, 2002
	Years Ended			Through
	December 31,			December 31,
	2005	2004	2003	2005

Increase (Decrease) in Cash and Cash Equivalents

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,210,010)	$(2,516,069)	$(1,275,620)	$ (9,224,533)
Adjustments to reconcile net loss to net cash
used in operating activities:
Issuance of stock options	1,004,349	1,417,291	560,800	3,134,440
Stock received for services	-	-	-	(11,165)
Depreciation	22,655	11,754	2,203	37,456
Changes in assets and liabilities:				-
Interest receivable	(49,692)	(35,946)	(15,742)	(101,380)
Accounts receivable	-	-	760	-
Prepaid expenses	(2,180)	(20,489)	(7,000)	(29,669)
Accounts payable	112,483	(18,882)	(3,986)	133,053
Severance payable	(60,000)	(60,000)	140,000	20,000
State income taxes payable	(345)	(455)	636	(164)
Payroll taxes payable	3,979	5,665	6,433	14,868
Net cash used in operating activities	(4,178,761)	(1,217,131)	(591,516)	(6,027,094)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(161,528)	(52,761)	(24,440)	(240,602)
Purchase of certificates of deposit	(122,932)	(3,035,760)	(1,000,000)	(4,158,692)
Increase in mineral properties	-	-	(135,811)	(144,312)
Net cash used in investing activities	(284,460)	(3,088,521)	(1,160,251)	(4,543,606)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock	6,686,520	6,448,010	1,770,929	15,171,659

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,223,299	2,142,358	19,162	4,600,959

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,424,995	282,637	263,475	47,335

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 4,648,294	$ 2,424,995	$ 282,637	$ 4,648,294

See accompanying notes to consolidated financial statements.

Mines Management, Inc. and Subsidiary

Notes to Consolidated Financial Statements

____________________________________________________________________________________________________

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

b.

All exploration expenditures are expensed as incurred.  Significant property acquisition payments for active exploration properties are capitalized.  If no minable ore body is discovered, previously capitalized costs are expensed in the period the property is abandoned.  Once a feasibility study has been completed, approved by management, and a decision is made to put the ore body into production, expenditures to develop new mines, to define further mineralization in existing ore bodies and to expand the capacity of operating mines, are capitalized and amortized on a units of production basis over proven and probable reserves.  Should a property be abandoned, its capitalized costs are charged to operations.  The Company charges to operations the allocable portion of capitalized costs attributable to properties sold.  Capitalized costs are allocated to properties sold based on the proportion of claims sold to the claims remaining within the project area.

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

e.

Basic and diluted loss per share is computed using the weighted average number of shares outstanding during the periods (11,461,043, 9,745,097 and 7,234,703 in the years ended December 31, 2005, 2004, and 2003 respectively).  Stock options and warrants outstanding are antidilutive and are not considered in the computation.

Mines Management, Inc. and Subsidiary

Notes to Consolidated Financial Statements

____________________________________________________________________________________________________

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Summary of Significant Accounting Policies (continued):

f.

Cash and cash equivalents include cash on hand, cash in banks, investments in certificates of deposit with original maturities of 90 days or less, and money market funds.

g.

The Company’s financial instruments as defined by Statement of Financial Accounting Standards (SFAS) No. 107, Disclosures about Fair Value of Financial Instruments, include cash.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2005.

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

In March 2005, the Financial Accounting Standards Board (“FASB”) issued Interpretation (FIN) No. 47, Accounting for Conditional Asset Retirement Obligations, which clarifies that the term conditional asset retirement obligation, as used in SFAS No. 143 refers to a legal obligation to perform an asset retirement activity where the timing or method of settlement are conditional on a future event.  Where the obligation to perform the asset retirement activity is unconditional, even though uncertainty exists about the timing or method of settlement, the entity is required to recognize a liability for the fair value of the conditional retirement obligation if reasonably estimable.  FIN No. 47 also clarifies when an entity would have sufficient information to reasonably estimate fair value.  At December 31, 2005, no asset retirement liabilities have been recorded by the Company.

k.

Certain amounts in the prior-period financial statements have been reclassified for comparative purposes to  conform to current period presentation with no effect on previously reported net loss.

Mines Management, Inc. and Subsidiary

Notes to Consolidated Financial Statements

____________________________________________________________________________________________________

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Summary of Significant Accounting Policies (continued):

l.

In December 2004, FASB issued SFAS No. 123R, Share-Based Payment, which revised SFAS No. 123 and superseded APB No. 25 and its related implementation guidance.  SFAS No. 123R requires measurement and recording to the financial statements of the costs of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, recognized over the period during which an employee is required to provide services in exchange for such award.  Effective January 1, 2003, the Company adopted SFAS No. 123R, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure.  The Company recognized stock-based compensation of $1,004,349 (of which $560,569 was for services performed by outside parties), $1,417,291 (of which $-0- was for services performed by outside parties), and $560,800 (of which $-0- was for services performed by outside parties) for the years ended December 31, 2005, 2004, and 2003, respectively.

For purposes of calculating the fair value of options, volatility for the three years presented is based on the historical volatility of the Company’s Ordinary Shares over its public trading life.  The Company currently does not foresee the payment of dividends in the near term.  The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

  Years Ended

           December 31,

2005

2004

2003

Weighted average risk-free interest rate

3.56%

1.27%

1.69%

Weighted average volatility

70.48%

72.50%

95.00%

Expected dividend yield

-

-

-

Weighted average expected life (in years)

2.00

1.00

1.00

At December 31, 2005, the Company has four stock option plans, which are described more fully in note 6.

NOTE 2 — STOCKHOLDERS’ EQUITY:

Common Stock:

In connection with stock sales in 2003 the Company granted warrants to purchase up to 1,152,007 common shares at $1.20 per share for two years from the original date of issue.  During the years ended December 31, 2005, 2004, and 2003, respectively, warrants for 578,367, 451,139, and 122,501 shares were exercised.  Cumulative warrants exercised relating to this issue at December 31, 2005, 2004, and 2003 were 1,152,007, 573,640, and 122,501 shares, respectively.

In 2004, the Company sold 1,285,000 common shares for $6,425,000 ($5.00 per share).  In connection with the stock sales, the Company granted warrants to purchase up to 511,000 common stock shares at $7.25 per share through five years from the initial exercise date.  To date no warrants have been exercised.  The Company paid a cash finder’s fee of 7% of the gross offering funds received in the offering.  The finder also received 3% warrant compensation or warrants to purchase 192,750 common shares at $7.25 per share through February 18, 2009.  These warrants were repriced at $6.00 per share in October of 2005, per terms of the 2004 warrant agreement. Cumulative warrants exercised relating to this issue at December 31, 2005, 2004, and 2003 were 40,000, -0-, and -0-, respectively.

Mines Management, Inc. and Subsidiary

Notes to Consolidated Financial Statements

____________________________________________________________________________________________________

NOTE 2 — STOCKHOLDERS’ EQUITY (continued):

In 2005, the Company sold 1,016,667 common shares for $6,100,002 ($6.00 per share).  In connection with the stock sales, the Company granted warrants to purchase up to 737,084 common stock shares at $8.25 per share through five years from the initial exercise date.  To date, no warrants have been exercised.  The Company paid a cash finder’s fee of 7% of the gross offering funds received in the offering.  The finder also received a 3.75% warrant compensation or warrants to purchase 228,750 common shares at $8.25 per share through October 20, 2010.

Preferred Stock:

The Company has authorized 10,000,000 shares of no-par-value preferred stock.  Through December 31, 2005, the Company had not issued any of the authorized preferred stock.

NOTE 3 — MINING PROPERTIES:

Mining properties are comprised of acquisition, exploration, and development costs related to the Advance and Iroquois properties in the Northport region of northeastern Washington State and the Montanore property in northwestern Montana, as shown below:

                           December 31,

2005

2004

2003

Montanore

$  278,519

$ 278,519

$ 278,519

Advance

 2,139

2,139

2,139

Iroquois

   223,834

   223,834

   223,834

$ 504,492

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

Mines Management, Inc. and Subsidiary

Notes to Consolidated Financial Statements

____________________________________________________________________________________________________

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

The Company owns 45,000 free-trading shares of Bitterroot Resources, Ltd. (BTT), a public Canadian corporation traded on the Toronto Venture Exchange.  The shares are held as “available for sale.”  This investment is being recorded at fair market value with a corresponding adjustment to stockholders’ equity.  The 45,000 free-trading shares at December 31, 2005, 2004, and 2003 have a market value of $15,057, $14,210, and $20,893 U.S. funds, respectively.  The Company also owns 196,000 free-trading shares of Centram Exploration Ltd., a public Canadian corporation traded on the Toronto Venture Exchange.  The shares are held as “available for sale.”  The shares were received in year 2002 in exchange for administrative services provided by the Company.  The 196,000 free-trading shares at December 31, 2005, 2004, and 2003 have a market value of $10,089, $9,722, and $33,367 U.S. funds, respectively.

NOTE 5 — SEVERANCE AGREEMENT:

During 2003, the Company entered into a severance agreement with a former officer.  The agreement provides for annual severance payments, payable in equal monthly installments, through April 30, 2006.  As of December 31, 2005, the Company has a current obligation under the agreement of $20,000.

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

At December 31, 2005, no 1998 nonqualified plan options were outstanding.

Under the performance based plan, the Company may grant options to purchase up to 460,000 shares of common stock.  The option price shall not be less than the fair market value on the date of grant of the shares.  Stock options shall be exercisable within ten years from the date of the grant of the option.  Options under the incentive plan vest immediately.

At December 31, 2005, no incentive-based plan options were outstanding.

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

Mines Management, Inc. and Subsidiary

Notes to Consolidated Financial Statements

____________________________________________________________________________________________________

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

At December 31, 2005, the following 2003 plan options were outstanding:

 Remaining

   Weighted

Contractual

Exercise

Number of

    Average

     Life

   Number

  Prices

  Options

Exercise Price

  (in years)

Exercisable

$ 1.60

500,000

$

   1.60

2.18

500,000

   1.85

210,000

   1.85

2.66

210,000

   3.95

20,000

   3.95

3.47

20,000

   4.65

594,500

   4.65

3.34

594,500

   3.75

250,000

   3.75

4.00

150,000

   3.93

180,000

   3.93

4.09

180,000

   4.01

214,000

   4.01

4.41

214,000

   4.92

15,000

   4.92

4.72

-

   5.70

5,000

   5.70

4.46

5,000

   6.34

     100,000

   6.34

4.95

      50,000

Subtotal

2,088,500

$

   3.48

1,923,500

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

During June 2005, the Company issued 25,000 stock options to an individual to perform consulting services.  The options have an exercise price of $5.70 and vest immediately.  The options expire five years from issuance.

During June 2005, the Company issued 25,000 stock options to an employee.  The options have an exercise price of $5.99 per share, representing the share price at the close of trading on June 6, 2005, and vest 40% at the time of issuance (June 6, 2005), and 20% each on June 6 of 2006, 2007, and 2008.  The company has a policy of re-pricing all incentive stock options as market conditions allow.  As a result, the above stock option grants on June 6, 2005 were cancelled and replaced by the same number of stock options at and an exercise price of $4.92 per share representing the stock price as of the close of trading on September 7, 2005.

Mines Management, Inc. and Subsidiary

Notes to Consolidated Financial Statements

____________________________________________________________________________________________________

NOTE 6 — STOCK OPTIONS (continued):

During December 2005, the Company issued 100,000 stock options to an officer.  The options have an exercise price of $6.34 per share, representing the share price at the close of trading on December 13, 2005, and vest 50% at the time of issuance (December 13, 2005), and 50% on December 13, 2006.

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

Year Ended

                 December 31,

2005

2004

2003

Weighted average risk-free interest rate

3.56%

1.27%

1.69%

Weighted average volatility

70.48%

72.50%

95.00%

Expected dividend yield

-

-

-

Weighted average expected life (in years)

2.00

1.00

1.00

Weighted fair value (in dollars)

$1.94

$3.01

$1.66

The following summarizes option activity for the years presented:

Weighted-Average

Shares

Exercise Price

Under Option

        Per Share

    Balance, at January 1, 2003

860,000

$0.44

Issued

920,000

1.66

Exercised

(720,000)

0.46

Forfeited (Cashless Purchase)

   (106,690)

0.51

     Balance, at January 1, 2004

1,060,000

1.49

Issued

930,000

4.91

Exercised

(178,907)

1.2828

Forfeited (Cashless Purchase)

     (21,093)

1.21

Balance at January 1, 2005

1,665,000

3.18

Issued

509,000

4.25

Exercised

178,157

1.65

Forfeited (Cashless Purchase)

       72,343

3.92

Balance at January 1, 2005

1,790,000

3.02

Issued

549,000

4.46

Exercised

(178,157)

1.65

Forfeited (Cashless Purchase)

     (72,343)

3.92

Balance at December 31, 2005

2,088,500

$3.48

Options outstanding at December 31, 2005, have a remaining contractual life of approximately four years.

Mines Management, Inc. and Subsidiary

Notes to Consolidated Financial Statements

____________________________________________________________________________________________________

NOTE 7 — CONCENTRATION OF CREDIT RISK:

The Company maintains its cash and cash equivalents in one financial institution.  Balances are insured by the Federal Deposit Insurance Corporation up to $100,000 per institution.

NOTE 8 — DEFERRED INCOME TAX:

At December 31, 2005, 2004, and 2003, the Company had deferred tax assets that were fully reserved by valuation allowances.  Following are the components of such assets and allowances:

December 31,

     2005

        2004

       2003

Deferred tax assets arising from:

Net operating loss carryforwards

$

959,000

$  373,000

$

185,000

Stock option compensation

460,000

310,000

96,000

Accrued severance compensation

       2,000

      12,000

        21,000

1,421,000

695,000

302,000

Less valuation allowance

   1,421,000

   695,000

      302,000

      Net deferred tax assets

$

-

$          -

$

-

For the periods presented, the effective income tax rate differed from the expected rate because of the effects of annual changes in the deferred tax asset valuation allowance.  Changes in the deferred tax asset valuation allowance for the years ended December 31, 2005, 2004, and 2003, relate only to corresponding changes in deferred tax assets for those periods.

At December 31, 2005, the Company had federal tax-basis net operating loss carryforwards totaling approximately $6,800,000, which will expire in various amounts from 2005 through 2024.

NOTE 9 — COMMITMENTS:

On August 11, 2005, Mines Management was named as a co-defendant in a lawsuit filed by Montana Reserves Company (“MRC”) in the Superior Court of the State of Washington in Spokane County, Washington. Named as co-defendants are Noranda Minerals, Normin Corp., Mines Management and Newhi, Inc. The action seeks damages in connection with the conveyance of the Montanore property from Noranda to Newhi, and challenges the computation of a net proceeds royalty payable to MRC pursuant to a Royalty Agreement between Noranda and MRC in respect to the Montanore property.  Management does not believe that the outcome of this lawsuit will have a material adverse effect.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.

CONTROLS AND PROCEDURES.

The management of Mines Management, Inc. (the “Company”), under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the Company’s “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

There was no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.

OTHER INFORMATION

None.

PART III

ITEM 10.

DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Information regarding directors of the Company is incorporated by reference to the sections entitled “Election of Directors” and “Executive Officers” in our definitive proxy statement to be filed with the Securities and Exchange Commission.

ITEM 11.

EXECUTIVE COMPENSATION

Reference is made to the information set forth under the caption “Executive Compensation and Other Information” in the Proxy Statement, which information (except for the report of the board of directors on executive compensation and the performance graph) is incorporated by reference in this report on Form 10-K.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Reference is made to the information set forth under the caption “Security Ownership of Principal Shareholders and Management” in the Proxy Statement, which information is incorporated by reference in this report on Form 10-K.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Reference is made to the information set forth under the caption “Certain Transactions” in the Proxy Statement, which information is incorporated by reference in this report on Form 10-K.

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES.

Reference is made to the information set forth under the caption “Audit Committee Report” in the Proxy Statement, which information is incorporated by reference in this report on Form 10-K.

PART IV

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)

Documents filed as part of this report on Form 10-K or incorporated by reference:

(1)

Our consolidated financial statements.

(2)

Financial Statement Schedules (omitted because they are either not required, are not applicable, or the required information is disclosed in the notes to the financial statements or related notes).

(3)

The following exhibits are filed with this report on Form 10-K or incorporated by reference.

EXHIBITS

Exhibit Number	Description of Exhibits
3.1	The Articles of Incorporation of Mines Management, Inc., as amended.(1)(2)
3.2	Bylaws.(3)
4.1	Securities Purchase Agreement.(4)
4.2	Form of Warrant issued pursuant to the Securities Purchase Agreement.(4)
4.3	Registration Rights Agreement.(4)
10.1	William R. Green Separation Agreement.(5)
10.2	Glenn Dobbs Executive Compensation Agreement.(5)
10.3	James H. Moore Employment Agreement.(6)
10.4	Mines Management, Inc., 1998 Stock Option Plan.(7)
10.5	Mines Management, Inc., 1998 Incentive Stock Option Plan.(7)
10.6	Mines Management, Inc., 2003 Stock Option Plan.(8)
10.7	Mines Management, Inc., 2003 Consultant Stock Compensation Plan.(8)
14	Code of Ethics.(9)
21	Subsidiaries of the Registrant.
23.1	Consent of Mine Development Associates, Inc.
23.2	Consent of LeMaster & Daniels PLLC.
31.1	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14(a) and Rule 15d-14(a)(Section 302 of the Sarbanes-Oxley Act of 2002).
31.2	Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14(a) and Rule 15d-14(a)(Section 302 of the Sarbanes-Oxley Act of 2002).
32.1	Certificate of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
32.2	Certificate of Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
99.1	Audit Committee Charter.(9)
99.2	Form of Audit Committee Pre-approval Policies.(9)
99.3	Committee Charters (Board of Directors) (10)

(1)

Incorporated by reference to Form 10SB12G filed November 12, 1998.

(2)

Incorporated by reference to Form 10-Q filed August 12, 2005.

(3)

Incorporated by reference to Form 10SB12G filed November 12, 1998.

(4)

Incorporated by reference to Form 8-K filed October 24, 2005.

(5)

Incorporated by reference to Form 10-KSB filed March 1, 2004.

(6)

Incorporated by reference to Form 10-Q filed August 12, 2005.

(7)

Incorporated by reference to Form 10-KSB filed March 1, 2004.

(8)

Incorporated by reference to Form S-8 filed June 10, 2005.

(9)

Incorporated by reference to Form 10-KSB filed March 1, 2004.

(10)

Incorporated by reference to Form 10-KSB filed March 28, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed March 28, 2006 on its behalf by the undersigned, thereunto duly authorized.

MINES MANAGEMENT, INC.

Registrant

/s/ Glenn M. Dobbs

By:  Glenn M. Dobbs

President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this Report has been signed by the following persons on behalf of the Registrant, in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Glenn M. Dobbs	President, Chief Executive Officer and Director (Principal Executive Officer)	March 28, 2006
Glenn M. Dobbs

/s/ Roy G. Franklin	Director	March 28, 2006
Roy G. Franklin

/s/ Robert L. Russell	Director	March 28, 2006
Robert L. Russell

/s/ Jerry Pogue	Director	March 28, 2006
Jerry Pogue

/s/ Russell C. Babcock	Director	March 28, 2006
Russell C. Babcock

/s/ James H. Moore	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 28, 2006
James H. Moore

42