Form 10-Q
period 2006-03-31
MINES MANAGEMENT INC
filed 2006-05-12
CIK 66649

OMB APPROVAL
OMB Number: 3235-0070 Expires: January 31, 2008 Estimated average burden hours per response: 192.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2006.

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

Yes  ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐

Accelerated filer ☐

Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐  No  ☑

At May 10, 2006, 12,898,634 shares of common stock, par value per share $0.01, were issued and outstanding.

SEC 1296 (12-05)

Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

MINES MANAGEMENT, INC.

FORM 10-Q

QUARTER ENDED March 31, 2006

INDEX

PAGE

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

3

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

19

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET

RISK AND HEDGING ACTIVITIES

21

ITEM 4.

CONTROLS AND PROCEDURES

22

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

23

ITEM 1A.     RISK FACTORS

23

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

23

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

23

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

23

ITEM 5.

OTHER INFORMATION

23

ITEM 6.

EXHIBITS AND REPORTS ON FORM 8-K

23

SIGNATURES

24

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

Mines Management, Inc. and Subsidiary

Contents

Page

FINANCIAL STATEMENTS:

Consolidated balance sheets

5

Consolidated statements of income

7

Consolidated statements of stockholders’ equity

8

Consolidated statements of cash flows

9

Notes to consolidated financial statements

10-18

Mines Management, Inc. and Subsidiary

Consolidated Balance Sheets

	March 31,	December 31,
	2006	2005
	(unaudited)
Assets

CURRENT ASSETS:
Cash and cash equivalents	$ 4,565,107	$ 4,648,294
Interest receivable	103,114	101,380
Prepaid expenses and deposits	15,000	30,169
Total current assets	4,683,221	4,779,843

MINERAL PROPERTIES	504,492	504,492

PROPERTY AND EQUIPMENT:
Mine buildings	39,917	39,917
Equipment	80,568	80,568
Office equipment	191,571	185,969
	312,056	306,454
Less accumulated depreciation	112,639	101,470
	199,417	204,984

INVESTMENTS:
Certificates of deposit	4,199,658	4,158,692
Available-for-sale securities	47,695	25,146
	4,247,353	4,183,838

	$ 9,634,483	$ 9,673,157

See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets

	March 31,	December 31,
	2006	2005
	(unaudited)
Liabilities and Stockholders’ Equity

CURRENT LIABILITIES:
Accounts payable	$ 11,172	$ 130,655
Due to officer	2,398	2,398
Severance currently payable	-	20,000
Payroll taxes payable	5,162	18,048
Total current liabilities	18,732	171,101

COMMITMENTS

STOCKHOLDERS’ EQUITY:
Common stock – 100,000,000 shares, $0.01 par value, authorized;
12,763,634 and 12,469,510 shares issued and outstanding, respectively	127,636	124,695
Preferred stock – 10,000,000 shares, no par value,
authorized; -0- shares issued and outstanding
Additional paid-in capital	20,848,778	19,705,219
Accumulated deficit	(1,117,306)	(1,117,306)
Deficit accumulated during the development stage	(10,279,887)	(9,224,533)
Accumulated other comprehensive income	36,530	13,981
Total stockholders’ equity	9,615,751	9,502,056

	$ 9,634,483	$ 9,673,157

See accompanying notes to consolidated financial statements.

Mines Management, Inc. and Subsidiary

Consolidated Statements of Income
			From Inception
			August 12, 2002
	Three Months Ended		Through
	March 31,		March 31,
	2006	2005	2006
	(unaudited)	(unaudited)	(unaudited)
REVENUE:
Royalties	$ 3,704	$ 2,778	$ 32,073

OPERATING EXPENSES:
Depreciation	11,169	3,837	48,625
Administrative	120,945	303,507	1,236,454
Legal, accounting, and consulting	36,738	23,406	450,542
Miscellaneous	1,720	1,729	17,524
Exploration	-	718	4,696
Oil and gas operating	-	-	12,173
Rent and office	59,220	28,661	291,096
Compensation, directors, officers and staff	181,713	138,570	1,515,341
Taxes and licenses	13,865	10,535	99,826
Telephone	5,109	2,152	36,434
Fees, filing, and licenses	162,954	20,450	831,701
Environmental	26,383	33,649	272,146
Engineering	205,348	64,848	1,284,959
Permitting	313,380	36,363	1,460,882
Commissions	-	-	68,440
Stock options granted to officers and employees	-	321,030	2,571,871
Stock options granted for services	-	210,844	562,569
Total operating expenses	1,138,544	1,200,299	10,765,279

LOSS FROM OPERATIONS	(1,134,840)	(1,197,521)	(10,733,206)

OTHER INCOME:
Interest	79,486	49,751	449,861
Miscellaneous	-	-	3,458
	79,486	49,751	453,319

NET LOSS	$ (1,055,354)	$ (1,147,770)	$ (10,279,887)

NET LOSS PER SHARE	$ (0.08)	$ (0.11)

WEIGHTED-AVERAGE COMMON SHARES
OUTSTANDING	12,598,954	10,664,185

See accompanying notes to consolidated financial statements.

Mines Management, Inc. and Subsidiary Consolidated Statements of Stockholders’ Equity Three Months Ended March 31, 2006

							Deficit
							Accumulated	Accumulated
					Additional		During the	Other
	Common Stock		Issuable Common Stock		Paid-in	Accumulated	Development	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Stage	Income	Total

BALANCES, AUGUST 12, 2002 (INCEPTION)	5,316,956	$53,170	90,000	$22,500	$1,448,145	$(1,117,306)	$ -	$ 846	$407,355
Common stock issued for cash	5,169,312	51,693	-	-	14,346,448	-	-	-	14,398,141
Common stock issued to directors	375,000	3,750	-	-	146,250	-	-	-	150,000
Common stock issued for services	5,000	50	-	-	1,950	-	-	-	2,000
Issuable common stock issued	90,000	900	(90,000)	(22,500)	21,600	-	-	-	-
Exercise of stock options	908,088	9,080	-	-	70,420	-	-	-	79,500
Exercise of stock warrants	578,367	5,784	-	-	688,234	-	-	-	694,018
Issuance of stock options	-	-	-	-	2,962,510	-	-	-	2,962,510
Issuance of stock for Heidelberg shares	26,787	268	-	-	(268)	-	-	-	-
Revaluation of stock options	-	-	-	-	19,930	-	-	-	19,930
Comprehensive loss:
Adjustment to net unrealized gain
on marketable securities	-	-	-	-	-	-	-	13,135	13,135
Net loss	-	-	-	-	-	-	(9,224,533)	-	(9,224,533)
Comprehensive loss									(9,211,398)

BALANCES, DECEMBER 31, 2005	12,469,510	124,695	-	-	19,705,219	(1,117,306)	(9,224,533)	13,981	9,502,056
Exercise of stock options	188,374	1,884	-	-	510,116	-	-	-	512,000
Exercise of stock warrants	105,750	1,057	-	-	633,443	-	-	-	634,500
Comprehensive loss:
Adjustment to net unrealized gain
on marketable securities	-	-	-	-	-	-	-	22,549	22,549
Net loss	-	-	-	-	-	-	(1,055,354)	-	(1,055,354)
Comprehensive loss									(1,032,805)

BALANCES, MARCH 31, 2006	12,763,634	$127,636	-	$ -	$20,848,778	$(1,117,306)	$(10,279,887)	$ 36,530	$9,615,751

See accompanying notes to consolidated financial statements.

Mines Management, Inc. and Subsidiary

Consolidated Statements of Cash Flows

			From Inception
			August 12, 2002
	Three Months Ended		Through
	March 31,		March 31,
	2006	2005	2006
	(unaudited)	(unaudited)	(unaudited)
Increase (Decrease) in Cash and Cash Equivalents

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (1,055,354)	$ (1,147,770)	$ (10,279,887)
Adjustments to reconcile net loss to net cash
used in operating activities:
Issuance of stock options	-	531,874	3,134,440
Stock received for services	-	-	(11,165)
Depreciation	11,169	3,837	48,625
Changes in assets and liabilities:			-
Interest receivable	(1,734)	(40,124)	(103,114)
Accounts receivable	-	(500)	-
Prepaid expenses and deposits	15,169	11,639	(14,500)
Accounts payable and due to officer	(119,483)	(8,196)	13,570
Severance payable	(20,000)	(15,000)	-
State income taxes payable	-	-	(164)
Payroll taxes payable	(12,886)	4,760	1,982
Net cash used in operating activities	(1,183,119)	(659,480)	(7,210,213)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(5,602)	(8,041)	(246,204)
Purchase of certificates of deposit	(40,966)	-	(4,199,658)
Increase in mineral properties	-	-	(144,312)
Net cash used in investing activities	(46,568)	(8,041)	(4,590,174)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock	1,146,500	42,000	16,318,159

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	(83,187)	(625,521)	4,517,772

CASH AND CASH EQUIVALENTS, BEGINNING
OF PERIOD	4,648,294	2,424,995	47,335
CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 4,565,107	$ 1,799,474	$ 4,565,107

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

e.

Basic and diluted loss per share are computed using the weighted average number of shares outstanding during the periods (12,598,954 and 11,461,043 in the first quarter ended March 31, 2006, and the year ended December 31, 2005, respectively).  Stock options and warrants outstanding are antidilutive and are not considered in the computation.

Mines Management, Inc. and Subsidiary

Notes to Consolidated Financial Statements

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

Summary of Significant Accounting Policies (continued):

f.

Cash and cash equivalents include cash on hand, cash in banks, investments in certificates of deposit with original maturities of 90 days or less, and money market funds.

g.

The Company’s financial instruments as defined by Statement of Financial Accounting Standards (SFAS) No. 107, Disclosures about Fair Value of Financial Instruments, include cash and loans payable.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at March 31, 2006.

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

j.

The Company has adopted SFAS No. 143, Accounting for Asset Retirement Obligations which establishes a uniform methodology for accounting for estimated reclamation and abandonment costs.  According to SFAS No. 143, the fair value of a liability for an asset retirement obligation (ARO) will be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  The ARO is capitalized as part of the carrying value of the assets to which it is associated, and depreciated over the useful life of the asset.

In March 2005, the Financial Accounting Standards Board (FASB) issued Interpretation No. 47 (FIN No. 47), Accounting for Conditional Asset Retirement Obligations, which clarifies that the term conditional asset retirement obligation, as used in SFAS No. 143 refers to a legal obligation to perform an asset retirement activity where the timing or method of settlement are conditional on a future event. Where the obligation to perform the asset retirement activity is unconditional, even though uncertainty exists about the timing or method of settlement, the entity is required to recognize a liability for the fair value of the conditional retirement obligation if reasonably estimable.  FIN No. 47 also clarifies when an entity would have sufficient information to reasonably estimate fair value.  At March 31, 2006, no asset retirement liabilities have been recorded by the Company.

k.

Certain amounts in the prior-period consolidated financial statements have been reclassified for comparative purposes to conform to current period presentation with no effect on previously reported net loss.

Mines Management, Inc. and Subsidiary

Notes to Consolidated Financial Statements

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

Summary of Significant Accounting Policies (continued):

l.

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment, which revised SFAS No. 123, Accounting for Stock-Based Compensation, and superseded APB Opinion 25, Accounting for Stock Issued to Employees, and its related implementation guidance.  SFAS No. 123R requires measurement and recording to the financial statements of the costs of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, recognized over the period during which an employee is required to provide services in exchange for such award.  The SEC has approved a new rule that for public companies delays the effective date of SFAS No. 123(R).  Under the SEC’s rule, SFAS No. 123(R) is now effective for public companies for annual, rather than interim, periods that begin after June 15, 2005.  Effective January 1, 2004, the Company adopted SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure.  As provided for under SFAS No. 148, the Company used the “modified prospective method” of transition.  Under that method of transition the costs recognized in the financial statements for the quarters ended March 31, 2006 and 2005, are the same as if they had been based on their fair values at the grant date.  The Company recognized stock-based compensation of approximately

$-0- (of which $-0- was for services performed by outside parties) and $531,900 (of which $210,900 was for services performed by outside parties) for the quarters ended March 31, 2006 and 2005, respectively.

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

	Quarter Ended	Quarter Ended
	March 31,	March 31,
	(2006)	(2005)

Weighted average risk-free interest rate	-	3.38%
Weighted average volatility	-	70.08%
Expected dividend yield	-	-
Weighted average expected life (in years)	-	2.00

At March 31, 2006, the Company has four stock option plans, which are described more fully in note 5.

Mines Management, Inc. and Subsidiary

Notes to Consolidated Financial Statements

NOTE 2 — STOCKHOLDERS’ EQUITY:

Common Stock:

In 2003, the Company sold 1,152,007 common shares for $1,267,207 ($1.10 per share).  In connection with the stock sales, the Company granted warrants to purchase up to 1,152,007 common shares at $1.20 per share through two years from the date of issue.  Cumulative warrants exercised relating to this issue at both March 31, 2006, and December 31, 2005, were 1,152,007.

In 2004, the Company sold 1,285,000 common shares for $6,425,000 ($5.00 per share).  In connection with the stock sales, the Company granted warrants to purchase up to 511,000 common stock shares at $7.25 per share through five years from the initial exercise date.  The Company paid a cash finder’s fee of 7% of the gross offering funds received in the offering.  The finder also received 3% warrant compensation or warrants to purchase 192,750 common shares at $7.25 per share through February 18, 2009.  These warrants were repriced at $6.00 per share in October 2005, per terms of the 2004 warrant agreement.  Cumulative warrants exercised relating to this issue at March 31, 2006, and December 31, 2005, were 145,750 and 40,000, respectively.

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

In 2005, the Company sold an additional 40,000 common shares for $240,000 ($6.00 per share).

Preferred Stock:

The Company has authorized 10,000,000 shares of no-par-value preferred stock.  Through March 31, 2006, the Company had not issued any of the authorized preferred stock.

NOTE 3 — MINING PROPERTIES:

Mining properties are comprised of acquisition, exploration, and development costs related to the Advance and Iroquois properties in the Northport region of northeastern Washington State and the Montanore property in northwestern Montana, as shown below:

	March 31,	December 31,
	2006	2005

Montanore	$278,519	$278,519
Advance	2,139	2,139
Iroquois	223,834	223,834

	$504,492	$504,492

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

NOTE 4 — INVESTMENTS:

The Company owns four $106,832 certificates of deposit and six $107,562 certificates of deposit for a total of $1,072,700.  These investments mature in 2008 and earn rates from 3.3% to 3.64%.  The Company owns ten $208,599 certificates of deposit and ten $104,067 certificates of deposit for a total of $3,126,660.  These investments mature in 2009 and earn rates of 4.21% and 4%, respectively.

The Company owns 45,000 free-trading shares of Bitterroot Resources, Ltd. (BTT), a public Canadian corporation traded on the Toronto Venture Exchange.  The shares are held as “available for sale.”  This investment is being recorded at fair market value with a corresponding adjustment to stockholders’ equity.  The 45,000 free-trading shares at March 31, 2006, and December 31, 2005, have an approximate market value of $20,823 and $15,057 U.S. funds, respectively.  The Company also owns 196,000 free-trading shares of Centram Exploration Ltd., a public Canadian corporation traded on the Toronto Venture Exchange.  The shares are held as “available for sale.”  The shares were received in 2002 in exchange for administrative services provided by the Company.  The 196,000 free-trading shares at March 31, 2006, and December 31, 2005, have an approximate market value of $26,872 and $10,089 U.S. funds, respectively.

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

At March 31, 2006, no 1998 nonqualified plan options were outstanding.

Mines Management, Inc. and Subsidiary

Notes to Consolidated Financial Statements

NOTE 5 — STOCK OPTIONS (continued):

Under the performance based plan, the Company may grant options to purchase up to 460,000 shares of common stock.  The option price shall not be less than the fair market value on the date of grant of the shares.  Stock options shall be exercisable within ten years from the date of the grant of the option.  Options under the incentive plan vest immediately.

At March 31, 2006, no incentive-based plan options were outstanding.

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

At March 31, 2006, the following 2003 plan options were outstanding:

		Remaining
	Weighted	Contractual
Exercise	Number of	Average	Life	Number
Prices	Options	Exercise Price	(in years)	Exercisable

$1.60	500,000	$1.60	1.93	500,000
1.85	110,000	1.85	2.41	110,000
3.95	20,000	3.95	3.23	20,000
4.65	550,000	4.65	3.09	550,000
3.75	220,000	3.75	3.76	120,000
3.93	155,000	3.93	3.84	155,000
4.01	214,000	4.01	4.16	214,000
4.92	15,000	4.92	4.47	-
5.70	5,000	5.70	4.22	5,000
6.34	100,000	6.34	4.71	50,000

Subtotal	1,889,000	$3.53		1,724,000

Mines Management, Inc. and Subsidiary

Notes to Consolidated Financial Statements

NOTE 5 — STOCK OPTIONS (continued):

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

During June 2005, the Company issued 5,000 stock options to an individual to perform consulting services.  The options have an exercise price of $5.70 and vest immediately.  The options expire five years from issuance.

During June 2005, the Company issued 25,000 stock options to an employee.  The options have an exercise price of $5.99 per share, representing the share price at the close of trading on June 6, 2005, and vest 40% at the time of issuance (June 6, 2005), and 20% each on June 6 of 2006, 2007, and 2008.  The Company has a policy of re-pricing all incentive stock options as market conditions allow.  As a result, the above stock option grants on June 6, 2005, were cancelled and replaced by the same number of stock options at an exercise price of $4.92 per share representing the stock price as of the close of trading on September 7, 2005.

During December 2005, the Company issued 100,000 stock options to an officer.  The options have an exercise price of $6.34 per share, representing the share price at the close of trading on December 13, 2005, and vest 50% at the time of issuance (December 13, 2005) and 50% on December 13, 2006.

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

	Quarter Ended	Quarter Ended
	March 31,	March 31,
	(2006)	(2005)

Weighted average risk-free interest rate	-	3.38%
Weighted average volatility	-	70.08%
Expected dividend yield	-	-
Expected lives (in years)	-	2.00
Weighted average fair value (in dollars)	-	$3.16

Mines Management, Inc. and Subsidiary

Notes to Consolidated Financial Statements

NOTE 5 — STOCK OPTIONS (continued):

The following summarizes option activity for the quarter ended March 31, 2006:

		Weighted-Average
	Shares	Exercise Price
	Under Option	Per Share

Outstanding at December 31, 2005	2,088,500	$3.48
Granted	-	-
Exercised	188,374	2.92
Forfeited	11,126	4.65
Expired	-	-

Balance at March 31, 2006	1,889,000	$3.53

Options outstanding at March 31, 2005, have a remaining contractual life of approximately four years.

NOTE 6 — CONCENTRATION OF CREDIT RISK:

The Company maintains its cash and cash equivalents in one financial institution.  Balances are insured by the Federal Deposit Insurance Corporation up to $100,000.

NOTE 7 — DEFERRED INCOME TAX:

At March 31, 2006, and December 31, 2005, the Company had deferred tax assets which were fully reserved by valuation allowances.  Following are the components of such assets and allowances:

	March 31,	December 31,
	2006	2005

Deferred tax assets arising from:
Net operating loss carryforwards	$ 1,172,000	$ 959,000
Stock option compensation	470,000	460,000
Accrued severance compensation	-	2,000
	1,642,000	1,421,000

Less valuation allowance	1,642,000	1,421,000

Net deferred tax assets	$ -	$ -

Mines Management, Inc. and Subsidiary

Notes to Consolidated Financial Statements

NOTE 7 — DEFERRED INCOME TAX (continued):

For the periods presented, the effective income tax rate differed from the expected rate because of the effects of annual changes in the deferred tax asset valuation allowance.  Changes in the deferred tax asset valuation allowance for the first quarter ended March 31, 2006, and the year ended December 31, 2005, relate only to corresponding changes in deferred tax assets for those periods.

At March 31, 2006, the Company had federal tax-basis net operating loss carryforwards totaling approximately $10,000,000, which will expire in various amounts from 2006 through 2025.

NOTE 8 — COMMITMENTS:

On August 11, 2005, Mines Management was named as a co-defendant in a lawsuit filed by Montana Reserves Company (“MRC”) in the Superior Court of the State of Washington in Spokane County, Washington.  Also named as co-defendants are Noranda Minerals, Normin Corp., and Newhi, Inc.  The action seeks damages in connection with the conveyance of the Montanore property from Noranda to Newhi, and challenges the computation of a net proceeds royalty payable to MRC pursuant to a Royalty Agreement between Noranda and MRC in respect to the Montanore property.  Management does not believe that the outcome of this lawsuit will have a material adverse effect on the Company’s business or results of operations.

Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Mines Management, Inc. (“we,” “Mines Management” or “MMI”) continues to focus on the Montanore project in Montana including development of an underground delineation drilling plan; completion of initial engineering cost studies; development and optimization of an underground mining plan; permitting applications and program to facilitate a coordinated review process; and development and implementation of project financing strategy.

Overview

In the first quarter of 2006, the Company

•

Completed its TSX listing effective January 10, 2006

•

Maintained strong cash and investment position

•

Advanced the engineering cost studies for mining and milling operations

•

Continued re-permitting work with state and federal permitting agencies, including updating and collecting baseline data to support the agency review effort

•

Continued the compilation of the preliminary draft Environmental Impact Statement (“EIS”) for the Montanore Project

•

Made significant progress on review of the deposit and underground mine planning

•

Filed the Canadian National Instrument 43-101, reporting its mineral resources at Montanore

MMI cross listed on the TSX with the official listing ceremony on January 10, 2006.  We ended the first quarter of 2006 with $8.8 million cash and certificates of deposit.  The net cash expenditures for operating activities for the quarter ending March 31, 2006 was $1.2 million.  We believe that we have sufficient working capital for the next 18 months of operations.  The preliminary draft EIS is scheduled to be completed by the end of the second quarter 2006.  MDA completed the Canadian National Instrument 43-101 report on reserves in February 2006.  We entered into discussions regarding interim financing to re-open the adit at Montanore for additional exploration drilling.

Permitting and Environmental

During the first quarter of 2006, we continued our efforts on project permitting and engineering.  The agencies and ERO, the third party consultant completing the EIS, are working to review baseline information collected during the summer and early fall of 2005.  In addition to the preliminary draft EIS analyses, MMI staff are working diligently on responding to comments from the agencies on major permitting applications.  This includes the air quality permit, Montana Pollution Discharge Elimination System (MPDES), Hard Rock Mining Permit, Plan of Operations, and Army Corps of Engineers 404 permit.

MMI continue to work with Flathead Electric and Bonneville Power Authority (BPA) to complete the NEPA and technical review for the main 230 kV power transmission line.  Under BPA’s regulations for federal projects, a full analysis must be completed to assure power grid integrity and a NEPA assessment that will be incorporated into the EIS.

Technical meetings have been held with the U.S. Forest Service (USFS), Montana Department of Environmental Quality (MDEQ) and other agencies to review issues pertaining to fisheries, water quality, hydrology, archeology, vegetation, air quality, and other pertinent environmental resource issues.  MMI is currently developing mitigation and monitoring plans based on these technical meetings.  These are key to assessing environmental management success during operations.

Geology

In February 2006, MMI initiated an in house program to input geologic data into the computer mine model.  This is all part of the overall effort to continue expanding the capabilities to assess the resource through computer modeling which will assist in detailed analysis for mine planning purposes and development of an evaluation drilling program.  Geologic sections and plans generated by Noranda Minerals are being digitized and input into the model.  Known mineralization occurs outside the current mining envelope that was developed by Noranda and used by Mine Development Associates in its review and assessment of the resource.  With increased metal prices, these zones are of interest to MMI and the Montanore Project.

Engineering

McIntosh Engineering and Hatch Ltd., third party consultants preparing the mine plan and processing plans, delivered a draft cost study report to MMI for our staff to review.  In addition, we continue to work on trade-off studies, optimization, and other project details that will impact costs and/or production.

The cost study provides information pertaining to the development required to put the Montanore project into production including capital costs for both the mine, mill, and surface facilities.  In addition, a mine plan was completed that evaluated mining methods and established ore production rates, equipment fleet, and other important information.  The mill circuit originally proposed by Noranda was reviewed and modified to meet expected production rates for the project.  Finally, the report provides preliminary operating cost estimates.

A preliminary computer block model that includes the expanded mineralization zones is completed.  The model was constructed to include geologic computer codes including rock codes, lithologies, geologic units, structures and other important features in preparation of finalizing the geology detail.  Also, a technical review of the mining method to include the new zone is currently being assessed for cost and productivity.

McIntosh, as part of their work, developed an initial conceptual drilling plan.  MMI is currently refining that plan based on geology, block model data, and other information.  The intent of an evaluation drilling program is to provide additional detailed geology and assays to supplement the current model information. MMI has started evaluating and developing the schedule and plan for reopening the Libby Creek adit as part of the exploration delination drilling and upgrade program.

Preliminary discussions with two major smelters were initiated late in the first quarter to determine interest and provide preliminary smelting terms.  MMI intends to continue dialog with various smelters during the permitting and evaluation drilling programs.

Financial and Operating Results

Mines Management, Inc. reported a net loss for the quarter ended March 31, 2006 of $1,055,354 or $0.08 per share versus a loss of $1,147,770 or $0.11 per share for the quarter ending March 31, 2005.  The $92,000 decrease in net loss was primarily due to the $530,000 decrease in stock option expense and a $180,000 decrease in administrative expense due to the absence in the first quarter 2006 of stock option grants and costs related to establishing new offices, partially offset by a $560,000 increase in Montanore environmental, engineering, permitting consulting fees and licenses expense

Liquidity

For the quarter ending March 31, 2006 the net cash used for operating activities was $1,183,119, which largely consisted of permitting and engineering expenses for the Montanore project.  This amount was offset by the exercise of warrants and options that generated $1,146,500 in proceed during the quarter.  The net decrease in cash on hand at the end of the first quarter 2006 was $83,187.

The Company anticipates spending approximately $1,000,000 from cash and investments on hand for each remaining quarter in 2006 to finalize permitting, engineering, and the preliminary draft EIS process for the Montanore Project.

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

•

Uncertainty regarding future changes in applicable law or implementation of existing law

•

The availability of experienced employees

•

The factors discussed under “Risk Factors” in our Form 10-K for the period ending December 31, 2005

Item 3.  Quantitative and Qualitative Disclosures About Market Risk and Hedging Activities

All of our cash balances are held in U.S. dollars and our long term investment CDs are denominated in U.S. dollars in local and national banking institutions.  We manage the timing of cash required for review of the Montanore deposit, re-permitting, and engineering of the Montanore Project and for general corporate purposes utilizing our money market account and invest funds not immediately required in investments, currently in certificates of deposit with varying maturities and fixed early retirement costs of three months interest.  Our policy is to invest only in government and corporate grade securities rated “investment grade” or better.

The market prices of base and precious metals such as silver and copper fluctuate widely and are affected by numerous factors beyond the control of any mining company.  These factors included expectations with regard to the rate of inflation, the exchange rates of the dollar and other currencies, interest rates, global or regional political, economic or banking crises, and a number of other factors.  If the market price of silver or copper should decrease dramatically, the value of the Company’s Montanore Project could decline and the Company might not be able to recover its investment in that project.  The determination to develop or construct a mine would be made long before the first revenues from production would be received.  Price fluctuations between the time that such decisions are made and the commencement of production could affect the economics of the mine.

Item 4. Controls and Procedures

Glenn M. Dobbs, MMI’s President and CEO, and James H. Moore, MMI’s Chief Financial Officer and Treasurer, have evaluated MMI’s disclosure controls and procedures as of March 31, 2006.  Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that MMI’s disclosure controls and procedures are designed, and were effective as of March 31, 2006 to give reasonable assurances that the information required to be disclosed in the reports that MMI files or submits under the Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and that such information is also accumulated and communicated to MMI’s management, including its Chief Executive Officer and Chief Financial Officer.

There were no changes in MMI’s internal controls or, to the knowledge of the management of MMI, any other changes that materially affect, or are reasonably likely to materially affect, MMI’s internal control over financial reporting. MMI plans to engage an outside firm during 2006 to augment its own internal accounting resources and to provide expertise in applying GAAP to new or complex accounting issues as an integral part of its ongoing system of internal controls over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

On August 11, 2005, Mines Management was named as a co-defendant in a lawsuit filed by Montana Reserves Company (“MRC”) in the Superior in Spokane County Washington.  Also named as co-defendants are Noranda Minerals, Normin Corp., and Newhi, Inc.  The action seeks damages in connection with the conveyance of the Montanore property from Noranda to Newhi, and challenges the computation of a net proceeds royalty payable to MRC pursuant to a Royalty Agreement between Noranda and MRC in respect to the Montanore property.  Management does not believe that the outcome of this lawsuit will have a material adverse effect on Mines Management’s business or results of operations.

Item 1A. Risk Factors

There are no material changes from the risk factors as previously discussed in our form 10K for the year ending December 31, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2006 there were 105,750 common stock purchase warrants exercised at a price of $6.00 per share of common stock for a total of $634,500 that will be used as working capital for ongoing activities.  The warrants were issued in a private placement of common stock and common stock purchase warrants that were exempt from registration pursuant to Section 4(2) and Rule 506 of Regulation D under the Securities Act of 1933.

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

Date: May 8, 2006	/s/ Glenn M. Dobbs By: Glenn M. Dobbs President and Chief Executive Officer

Date: May 8, 2006	/s/ James H. Moore By: James H. Moore Chief Financial Officer

23