Form 10-Q
period 2006-06-30
MINES MANAGEMENT INC
filed 2006-08-14
CIK 66649

     OMB APPROVAL

OMB Number: 3235-0070

Expires:  January 31, 2008

Estimated average burden

hours per response: 192.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2006.

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

Large accelerated filer __

Accelerated filer __

Non-accelerated filer X_

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [  ]  No  [X]

At August 10, 2006, 12,899,467 shares of common stock, par value per share $0.01, were issued and outstanding.

SEC 1296 (9-05)

Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the  form displays a currently valid OMB control number.

MINES MANAGEMENT, INC.

FORM 10-Q

QUARTER ENDED June 30, 2006

INDEX

PAGE

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

3

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

18

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET

RISK AND HEDGING ACTIVITIES

22

ITEM 4.

CONTROLS AND PROCEDURES

22

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

23

ITEM 1a.     RISK FACTORS

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

23

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

23

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

23

ITEM 5.

OTHER INFORMATION

23

ITEM 6.

EXHIBITS AND REPORTS ON FORM 8-K

24

SIGNATURES

25

Part I – Financial Information

Item 1. Financial statements (unaudited)

Mines Management, Inc. and Subsidiaries

Contents

Page

FINANCIAL STATEMENTS:

Consolidated balance sheets

4

Consolidated statements of income

6

Consolidated statements of stockholders’ equity

7

Consolidated statements of cash flows

8

Notes to consolidated financial statements

9-17

Mines Management, Inc. and Subsidiaries

Consolidated Balance Sheets

	June 30,	December 31,
	2006	2005

Assets

CURRENT ASSETS:
Cash and cash equivalents	$ 3,793,280	$ 4,648,294
Interest receivable	132,463	101,380
Prepaid expenses and deposits	61,000	30,169
Total current assets	3,986,743	4,779,843

MINERAL PROPERTIES	504,492	504,492

PROPERTY AND EQUIPMENT:
Mine buildings	39,917	39,917
Equipment	80,568	80,568
Office equipment	195,071	185,969
	315,556	306,454
Less accumulated depreciation	124,060	101,470
	191,496	204,984

INVESTMENTS:
Certificates of deposit	4,213,994	4,158,692
Available-for-sale securities	49,658	25,146
	4,263,652	4,183,838

	$ 8,946,383	$ 9,673,157

See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets

	June 30,	December 31,
	2006	2005

Liabilities and Stockholders’ Equity

CURRENT LIABILITIES:
Accounts payable	$ 50,834	$ 130,655
Due to officer	2,398	2,398
Severance currently payable	-	20,000
Payroll taxes payable	20,477	18,048
Total current liabilities	73,709	171,101

COMMITMENTS

STOCKHOLDERS’ EQUITY:
Common stock – 100,000,000 shares, $0.01 par value, authorized;
12,849,467 and 12,469,510 shares issued and outstanding	128,494	124,695
Preferred stock – 10,000,000 shares, no par value,
authorized; -0- shares issued and outstanding	-	-
Additional paid-in capital	21,619,245	19,705,219
Accumulated deficit	(1,117,306)	(1,117,306)
Deficit accumulated during the development stage	(11,796,252)	(9,224,533)
Accumulated other comprehensive income	38,493	13,981
Total stockholders’ equity	8,872,674	9,502,056

	$ 8,946,383	$ 9,673,157

See accompanying notes to consolidated financial statements.

Mines Management, Inc. and Subsidiaries

Consolidated Statements of Income
					From Inception
					August 12, 2002
	Three Months Ended		Six Months Ended		Through
	June 30,		June 30,		June 30,
	2006	2005	2006	2005	2006
REVENUE:
Royalties	$ 2,803	$ 2,931	$ 6,507	$ 5,709	$ 34,876

OPERATING EXPENSES:
Depreciation	11,421	5,045	22,590	8,882	60,046
Administrative	140,515	91,410	261,460	394,917	1,376,969
Legal, accounting, and consulting	125,888	43,271	162,626	66,677	576,430
Miscellaneous	126	1,418	1,846	3,147	17,650
Exploration	-	-	-	718	4,696
Oil and gas operating	-	-	-	-	12,173
Rent and office	61,810	30,786	121,030	59,447	352,906
Compensation, directors, officers and staff	175,810	131,227	357,523	269,797	1,691,151
Taxes and licenses	48,638	9,070	62,503	19,605	148,464
Telephone	5,538	4,066	10,647	6,218	41,972
Fees, filing, and licenses	83,755	25,011	246,709	45,461	915,456
Environmental	83,986	49,584	110,369	83,233	356,132
Engineering	72,698	176,366	278,046	212,729	1,357,657
Permitting	388,479	286,688	701,859	351,536	1,849,361
Commissions	-	-	-	-	68,440
Stock options granted to officers and employees	392,530	-	392,530	321,030	2,964,401
Stock options granted for services	11,545	317,335	11,545	528,179	574,114
Total operating expenses	1,602,739	1,171,277	2,741,283	2,371,576	12,368,018

LOSS FROM OPERATIONS	(1,599,936)	(1,168,346)	(2,734,776)	(2,365,867)	(12,333,142)

OTHER INCOME:
Interest	83,571	49,552	163,057	99,303	533,432
Miscellaneous	-	-	-	-	3,458
	83,571	49,552	163,057	99,303	536,890

NET LOSS	$ (1,516,365)	$ (1,118,794)	$ (2,571,719)	$ (2,266,564)	$ (11,796,252)

NET LOSS PER SHARE	$ (0.12)	$ (0.10)	$ (0.20)	$ (0.21)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING	12,825,557	10,929,002	12,713,067	10,738,261

See accompanying notes to consolidated financial statements.

Mines Management, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity Six Months Ended June 30, 2006

							Deficit
							Accumulated	Accumulated
					Additional		During the	Other
	Common Stock		Issuable Common Stock		Paid-in	Accumulated	Development	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Stage	Income	Total

BALANCES, AUGUST 12, 2002 (INCEPTION)	5,316,956	53,170	90,000	22,500	1,448,145	(1,117,306)	-	846	407,355

Common stock issued for cash	5,169,312	51,693			14,346,448				14,398,141
Common stock issued to directors	375,000	3,750			146,250				150,000
Common stock issued for services	5,000	50			1,950				2,000
Issuable common stock issued	90,000	900	(90,000)	(22,500)	21,600				-
Exercise of stock options	908,088	9,080			70,420				79,500
Exercise of stock warrants	578,367	5,784			688,234				694,018
Issuance of stock options					2,962,510				2,962,510
Issuance of stock for Heidelberg shares	26,787	268			(268)				-
Revaluation of stock options	-				19,930				19,930
Comprehensive loss:
Adjustment to net unrealized gain
on marketable securities								13,135	13,135
Net loss							(9,224,533)		(9,224,533)
Comprehensive loss									(9,211,398)

BALANCES, DECEMBER 31, 2005	12,469,510	124,695	-	-	19,705,219	(1,117,306)	(9,224,533)	13,981	9,502,056

Exercise of stock options	273,374	2,733	-	-	876,516	-	-	-	879,249
Exercise of stock warrants	105,750	1,058			633,443				634,501
Issuance of stock options to employees	-		-	-	392,530	-	-	-	392,530
Issuance of stock options for services	-		-	-	11,545	-	-	-	11,545
Issuance of stock for Heidelberg shares	833	8	-	-	(8)	-	-	-	-
Comprehensive loss:
Adjustment to net unrealized gain
on marketable securities	-	-	-	-	-	-		24,512	24,512
Net loss	-	-	-	-	-		(2,571,719)		(2,571,719)
Comprehensive loss									(2,547,207)

BALANCES, JUNE 30, 2006	12,849,467	128,494	-	-	21,619,245	(1,117,306)	(11,796,252)	38,493	8,872,674

See accompanying notes to consolidated financial statements.

Mines Management, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
					From Inception
					August 12, 2002
	Three Months Ended		Six Months Ended		Through
	June 30,		June 30,		June 30,
	2006	2005	2006	2005	2006
Increase (Decrease) in Cash and Cash Equivalents

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (1,516,365)	$ (1,118,794)	$ (2,571,719)	$ (2,266,564)	$ (11,796,252)
Adjustments to reconcile net loss to net cash
used in operating activities:
Issuance of stock options to employees	392,530	317,335	392,530	849,209	3,526,970
Issuance of stock options for services	11,545	-	11,545	-	11,545
Stock received for services	-	-	-	-	(11,165)
Depreciation	11,421	5,046	22,590	8,883	60,046
Changes in assets and liabilities:					-
Interest receivable	(29,349)	(29,518)	(31,083)	(69,642)	(132,463)
Accounts receivable	-	500	-	-	-
Prepaid expenses	(46,000)	(45,379)	(30,831)	(33,740)	(60,500)
Accounts payable	39,662	118,867	(79,821)	110,671	53,232
Severance payable	-	(20,000)	(20,000)	(35,000)	-
State income taxes payable	-	-	-	-	(164)
Payroll taxes payable	15,315	(4,317)	2,429	443	17,297
Net cash used in operating activities	(1,121,241)	(776,260)	(2,304,360)	(1,435,740)	(8,331,454)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(3,500)	(22,543)	(9,102)	(30,584)	(249,704)
Purchase of certificates of deposit	(14,336)	(13,871)	(55,302)	(13,871)	(4,213,994)
Increase in mineral properties	-	-	-	-	(144,312)
Net cash used in investing activities	(17,836)	(36,414)	(64,404)	(44,455)	(4,608,010)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock	367,250	511,518	1,513,750	553,518	16,685,409

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(771,827)	(301,156)	(855,014)	(926,677)	3,745,945
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,565,107	1,799,474	4,648,294	2,424,995	47,335
CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 3,793,280	$ 1,498,318	$ 3,793,280	$ 1,498,318	$ 3,793,280

See accompanying notes to consolidated financial statements.

Mines Management, Inc. and Subsidiaries

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

Summary of Significant Accounting Policies:

a.

The accompanying consolidated financial statements include the accounts of Mines Management, Inc., and its wholly-owned subsidiaries, Newhi, Inc., Montanore Mineral Corporation, and Montmin Corporation  Intercompany balances and transactions have been eliminated.  Newhi, Inc., was formed by the Company for the purpose of merger with Heidelberg Silver Mining Company, Inc.  In the merger, completed on April 15, 1988, Heidelberg Silver Mining Company, Inc., was merged into Newhi, Inc.  To effect the merger, the Company issued 367,844 shares of its previously unissued common stock.  Also in connection with this merger, the Company issued 11,117 shares of common stock and paid $4,446 as a finder’s fee.  Montanore Mineral Corporation and Montmin Corporation were acquired in conjunction with a stock transfer agreement with Noranda Finance Corporation as described more fully in note 9.

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

e.

Basic and diluted loss per share are computed using the weighted average number of shares outstanding during the periods (12,825,557 and 10,929,002 in the quarter ended June 30, 2006, and 2005, respectively).  Stock options and warrants outstanding are antidilutive and are not considered in the computation.

Mines Management, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

Summary of Significant Accounting Policies (continued):

f.

Cash and cash equivalents include cash on hand, cash in banks, investments in certificates of deposit with original maturities of 90 days or less, and money market funds.

g.

The Company’s financial instruments as defined by Statement of Financial Accounting Standards (SFAS) No. 107, Disclosures about Fair Value of Financial Instruments, include cash and loans payable.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at June 30, 2006.

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

In March 2005, the Financial Accounting Standards Board (FASB) issued Interpretation No. 47 (FIN No. 47), Accounting for Conditional Asset Retirement Obligations, which clarifies that the term conditional asset retirement obligation, as used in SFAS No. 143 refers to a legal obligation to perform an asset retirement activity where the timing or method of settlement are conditional on a future event. Where the obligation to perform the asset retirement activity is unconditional, even though uncertainty exists about the timing or method of settlement, the entity is required to recognize a liability for the fair value of the conditional retirement obligation if reasonably estimable.  FIN No. 47 also clarifies when an entity would have sufficient information to reasonably estimate fair value.  At June 30, 2006, no asset retirement liabilities have been recorded by the Company.

k.

Certain amounts in the prior-period consolidated financial statements have been reclassified for comparative purposes to conform to current period presentation with no effect on previously reported net loss.

Mines Management, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

Summary of Significant Accounting Policies (continued):

l.

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment, which revised SFAS No. 123, Accounting for Stock-Based Compensation, and superseded APB Opinion 25, Accounting for Stock Issued to Employees, and its related implementation guidance.  SFAS No. 123R requires measurement and recording to the financial statements of the costs of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, recognized over the period during which an employee is required to provide services in exchange for such award.  Effective January 1, 2004, the Company adopted SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure.  As provided for under SFAS No. 148, the Company used the “modified prospective method” of transition.  Under that method of transition the costs recognized in the financial statements for the quarters ended June 30, 2006 and 2005, are the same as if they had been based on their fair values at the grant date.  The Company recognized stock-based compensation of approximately $404,075 (of which $11,545 was for services performed by outside parties) and $253,400 (of which $253,400 was for services performed by outside parties) for the quarters ended June 30, 2006 and 2005, respectively.

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

Quarter Ended

Quarter Ended

June 30,

June 30,

(2006)

(2005)

Weighted average risk-free interest rate

    5.16%

3.61%

Weighted average volatility

    61.96%

72.87%

Expected dividend yield

-

-

Weighted average expected life (in years)

    2.00

2.00

At June 30, 2006, the Company has four stock option plans, which are described more fully in note 5.

Mines Management, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 2 — STOCKHOLDERS’ EQUITY:

Common Stock:

In 2003, the Company sold 1,152,007 common shares for $1,267,207 ($1.10 per share).  In connection with the stock sales, the Company granted warrants to purchase up to 1,152,007 common shares at $1.20 per share through two years from the date of issue.  Cumulative warrants exercised relating to this issue at both June 30, 2006, and December 31, 2005, were 1,152,007.

In 2004, the Company sold 1,285,000 common shares for $6,425,000 ($5.00 per share).  In connection with the stock sales, the Company granted warrants to purchase up to 511,000 common stock shares at $7.25 per share through five years from the initial exercise date.  The Company paid a cash finder’s fee of 7% of the gross offering funds received in the offering.  The finder also received 3% warrant compensation or warrants to purchase 192,750 common shares at $7.25 per share through February 18, 2009.  These warrants were repriced at $6.00 per share in October 2005, per terms of the 2004 warrant agreement.  Cumulative warrants exercised relating to this issue at June 30, 2006, and December 31, 2005, were 145,750 and 40,000, respectively.

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

Preferred Stock:

The Company has authorized 10,000,000 shares of no-par-value preferred stock.  Through June 30, 2006, the Company had not issued any of the authorized preferred stock.

NOTE 3 — MINING PROPERTIES:

Mining properties are comprised of acquisition, exploration, and development costs related to the Advance and Iroquois properties in the Northport region of northeastern Washington State and the Montanore property in northwestern Montana, as shown below:

June 30,

December 31,

2006

2005

Montanore

$

278,519

$

278,519

Advance

2,139

2,139

Iroquois

   223,834

   223,834

$

504,492

$

504,492

Mines Management, Inc. and Subsidiaries

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

NOTE 4 — INVESTMENTS:

The Company owns four $110,416 certificates of deposit and six $107,562 certificates of deposit for a total of $1,087,036.  These investments mature in 2008 and earn rates from 3.3% to 3.64%.  The Company owns ten $208,599 certificates of deposit and ten $104,097 certificates of deposit for a total of $3,126,960.  These investments mature in 2009 and earn rates of 4.21% and 4%, respectively.

The Company owns 45,000 free-trading shares of Bitterroot Resources, Ltd. (BTT), a public Canadian corporation traded on the Toronto Venture Exchange.  The shares are held as “available for sale.”  This investment is being recorded at fair market value with a corresponding adjustment to stockholders’ equity.  The 45,000 shares at June 30, 2006, and December 31, 2005, have an approximate market value of $19,776 and $15,057 U.S. funds, respectively.  The Company also owns 196,000 shares of Centram Exploration Ltd., a public Canadian corporation traded on the Toronto Venture Exchange.  The shares are held as “available for sale.”  The shares were received in 2002 in exchange for administrative services provided by the Company.  The 196,000 shares at June 30, 2006, and December 31, 2005, had an approximate market value of $29,882 and $10,089 U.S. funds, respectively.

NOTE 5 — STOCK OPTIONS:

During the year ended December 31, 1998, the stockholders of the Company approved two stock-based compensation plans: a fixed employee stock-based compensation plan and a performance-based plan.  Under the fixed plan, the Company may grant options to purchase up to 460,000 shares of common stock with an exercise price not less than the fair market value on the date of grant of the shares.  Stock options shall be exercisable within ten years from the date of the grant of the option.  Options under the fixed plan vest immediately.

At June 30, 2006, no 1998 nonqualified plan options were outstanding.

Mines Management, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 5 — STOCK OPTIONS (continued):

Under the performance based plan, the Company may grant options to purchase up to 460,000 shares of common stock with an exercise price not less than the fair market value on the date of grant of the shares.  Stock options shall be exercisable within ten years from the date of the grant of the option.  Options under the incentive plan vest immediately.

At June 30, 2006, no incentive-based plan options were outstanding.

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

Under both 2003 plans the exercise price shall be no less than 100% of the fair market value per share on the date of grant.  Stock options shall be exercisable within ten years from the date of the grant of the option.  Vesting of the options granted under both plans is at the prerogative of the Board of Directors.  Options granted under the plans in 2003 vest immediately except for options issued to Glenn Dobbs, President and Chairman of the Board of Directors. Options issued to Dobbs were 50% vested at year end December 31, 2003, and become fully vested upon completion of certain financing arrangements.  The options to Dobbs were fully vested at year end December 31, 2004.

At June 30, 2006, the following 2003 plan options were outstanding:

 Remaining

   Weighted

Contractual

Exercise

Number of

    Average

     Life

   Number

  Prices

  Options

Exercise Price

  (in years)

Exercisable

$

1.60

500,000

$

1.60

1.68

500,000

1.85

100,000

1.85

2.16

100,000

3.95

20,000

3.95

2.98

20,000

4.65

475,000

4.65

2.84

475,000

3.75

220,000

3.75

3.51

120,000

3.93

155,000

3.93

3.59

155,000

4.01

214,000

4.01

3.91

214,000

4.92

15,000

4.92

4.22

0

5.70

5,000

5.70

3.97

5,000

6.20

175,000

6.20

4.95

175,000

  6.34

    100,000

  6.34

4.46

      50,000

Subtotal

1,979,000

$3.73

1,814,000

Mines Management, Inc. and Subsidiaries

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

During June 2006, the Company issued 170,000 stock options to officers, directors, and employees and 5,000 stock options to an individual to perform consulting services.  The options have an exercise price of $6.20 and vest immediately.  The options expire five years from issuance.

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

Quarter Ended

Quarter Ended

June 30,

June 30,

(2006)

(2005)

Weighted average risk-free interest rate

5.16%

3.61%

Weighted average volatility

    61.96%

72.87%

Expected dividend yield

-

-

Expected lives (in years)

    2.00

2.00

Weighted average fair value (in dollars)

  $2.31

$2.23

Mines Management, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 5 — STOCK OPTIONS (continued):

The following summarizes option activity for the quarter ended June 30, 2006:

Weighted-Average

Shares

Exercise Price

Under Option

Per Share

Outstanding at March 31, 2006

1,889,000

$3.53

Granted

175,000

   6.20

Exercised

85,000

4.32

Forfeited

Expired

            -

-

Balance at June 30, 2006

1,979,000

$3.73

Options outstanding at June 30, 2006, have a remaining contractual life of approximately four years.

NOTE 6 — CONCENTRATION OF CREDIT RISK:

The Company maintains its cash and cash equivalents in one financial institution.  Balances are insured by the Federal Deposit Insurance Corporation up to $100,000.

NOTE 7 — DEFERRED INCOME TAX:

At June 30, 2006, and December 31, 2005, the Company had deferred tax assets which were fully reserved by valuation allowances.  Following are the components of such assets and allowances:

June 30,

December 31,

2006

2005

Deferred tax assets arising from:

Net operating loss carryforwards

$

1,340,000

$

959,000

Stock option compensation

530,000

460,000

Accrued severance compensation

              -

          2,000

1,870,000

1,421,000

Less valuation allowance

   1,870,000

   1,421,000

Net deferred tax assets

$

-

$

-

Mines Management, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 7 — DEFERRED INCOME TAX (continued):

For the periods presented, the effective income tax rate differed from the expected rate because of the effects of annual changes in the deferred tax asset valuation allowance.  Changes in the deferred tax asset valuation allowance for the second quarter ended June 30, 2006, and the year ended December 31, 2005, relate only to corresponding changes in deferred tax assets for those periods.

At June 30, 2006, the Company had federal tax-basis net operating loss carryforwards totaling approximately $9,000,000, which will expire in various amounts from 2006 through 2025.

NOTE 8 — COMMITMENTS:

On August 11, 2005, Mines Management was named as a co-defendant in a lawsuit filed by Montana Reserves Company (“MRC”) in the Superior Court of the State of Washington in Spokane County, Washington.  Named as co-defendants are Noranda Minerals, Normin Corp., Mines Management, and Newhi, Inc.  The action seeks damages in connection with the conveyance of the Montanore property from Noranda to Newhi, and challenges the computation of a net proceeds royalty payable to MRC pursuant to a Royalty Agreement between Noranda and MRC in respect to the Montanore property.  Management does not believe that the outcome of this lawsuit will have a material adverse effect.

NOTE 9 — BUSINESS COMBINATION:

On May 31, 2006 Noranda Finance Corporation and Newhi, Inc. executed a stock transfer agreement by which all issued and outstanding shares of capital stock for both Noranda Minerals Corporation and Normin Corporation have been transferred to Newhi, Inc.  Noranda Minerals Corporation and Normin Corporation are Delaware corporations registered to do business in Montana.  At the same time, Newhi submitted a $30,000 cash bond to the Montana Department of Environmental Quality (DEQ) to replace Noranda’s previous bond.  Subsequently, the official names of the companies where changed to Montanore Mineral Corporation and Montmin Corporation, respectively.  The names were registered with the Montana Secretary of State in July, 2006.  The existing Montana State Hard Rock Permit #00150 and MPDES permit MT-00320279 stayed in place with Montanore Mineral Corporation, formerly known as Noranda Minerals Corporation, which is now owned by Newhi, Inc., a wholly-owned subsidiary of Mines Management, Inc.

Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Mines Management, Inc. (“MMI” or the “Company”) is on the ground at the Montanore Libby Creek adit site implementing Phase 1 of the adit rehabilitation and reserve delineation program.  The acquisition of two Noranda companies, Noranda Minerals Corporation and Normin Corporation, allowed MMI to apply for a minor revision to the still current Hard Rock Mining Permit held by Noranda Mineral Corporation.  The minor revision was approved on July 14, 2006 by the Montana DEQ, which allowed the adit to be re-opened for water sampling and treatment design prior to initiating rehabilitation of the adit.  MMI has applied to the Montana DEQ for approval of the final two phases of the planned adit extension and evaluation, program. We anticipate  receiving the Phase II approval mid-to-late third quarter.  The Montanore project continues to be our primary focus: permitting, engineering optimization,  reserve enhancement and project funding being emphasized through the end of the year.

Overview

In the second quarter of 2006, the Company

•

Acquired  two U.S. corporations, Noranda Minerals Corporation and Normin Corporation,  from Noranda Finance Corporation on May 31, 2006

•

Maintained strong cash and investment position with $8.2 million on hand at June 30, 2006

•

Completed the initial mining and milling cost studies, identifying critical areas of focus for project improvement and development

•

Acquired the Hard Rock Mining Permit #00150 and the MPDES permit MT-0030279

•

Continued the compilation of the preliminary draft Environmental Impact Statement (“EIS”) for the Montanore Project

•

Completed S-3 Shelf Registration providing  a facility for raising up to $65 million

The Company completed the acquisitions of Noranda Minerals Corporation and Normin Corporation from Noranda Finance Corporation on May 31, 2006. The names were changed to Montanore Minerals Corporation and Montmin Corporations, respectively and the new names registered with the Montana Secretary of State.  With these acquisitions came two key permits which allow the company to reopen the Libby Creek adit and, when permit revisions are approved, continue evaluation of the Montenore deposit.

The Company's S-3 shelf registration statement filed with the U.S. Securities and Exchange Commission (SEC) became effective June 27, 2006.  This registration permits the Company to offer from time to time, up to $65 million of its common shares, share purchase warrants, convertible debt securities, or any combination of these securities, in one or more offerings over the next three years.

The net cash expenditures for operating activities for the quarter ending June 30, 2006 was $1.1 million.  We believe that we have sufficient working capital for the next 18 months of operations.

Permitting and Environmental

During the second quarter of 2006, MMI continued to work with state and federal agencies on the EIS, transmission line, MPDES permit, air quality permit, and other permits necessary for the Montanore Project.  Technical documents were prepared and submitted to the agencies in support of their technical review.

MMI submitted technical responses to agency comments received last quarter.  Responses addressed tailings dam designs, water quality issues, wildlife, and other similar project issues.  In addition, the Lincoln County Commissioners passed a resolution to petition the U.S. Forest Service to relinquish ownership of the Bear Creek Road to the County.  The Bear Creek Road would be the primary access to the Montanore mining project. The road was originally constructed with County funds in the late 1880s and as such, the County would like to retain ownership of this road.  County ownership provides added flexibility to the Company in road construction and maintenance.

Since the acquisition of Noranda Minerals Corporation and obtaining Hard Rock Mining Permit #00150, MMI initiated detailed planning to re-open the Libby Adit and initiate the evaluation drilling program.  MMI submitted a minor revision to the State of Montana to permit the dewatering and rehabilitation of the Libby Adit, construction of a water treatment plant, 3,000 feet of new tunnel construction plus another 4,000 feet of drifting and construction of drill stations.  It is anticipated the State will approve this request in the 3rd quarter of 2006.  MMI also submitted a request to the U.S. Forest Service for a road use permit, necessary to use the Libby Creek Road to access the adit all year long.  This permit is expected at the same time.

Bonneville Power Authority completed a draft system analysis of grid integrity while providing power for the project.  This is a key step in the NEPA process and power contract.  The State of Montana has developed several transmission line alternatives routes which are being analyzed in the NEPA process.  These alternatives are similar to those developed in 1992 for the EIS.

The EIS contractor completed the hydrologic model that will be used in the NEPA analysis.  Other technical issues such as tailings dam design, baseline information, and other elements are currently under review by the agencies.  Portions of the EIS are currently in draft form and are being reviewed by resource specialists within the agencies.

MMI continues to meet with the agencies on technical issues and to perform other tasks necessary to advance the permitting activities.

 Geology

MMI developed a resource evaluation drilling program based on the last quarter geological review effort.  MMI continues to evaluate drill hole assays, geologic faults and fractures with respect to the Montanore deposit.  The  drilling program was developed based on this information and has the following objectives:

•

Target first 5 years of reserves

•

Drill spacing to approximately 400 ft. by 400 ft.

•

Test increased mineralized zones (B1 and B)

•

Test continuity of higher grade drill hole intercepts

•

Support bankable feasibility study

•

Modify mine plan – increase bulk mining methods used

Engineering

MMI completed a detailed evaluation drilling plan to support permitting and cost estimates.  The drilling program will require the following:

•

Excavate the portal and remove the plug;

•

Dewater the Libby Adit;

•

Construction of surface facilities (office, mine dry, shop, water treatment plant, etc.)

•

Rehabilitate 13,000 feet of the Adit;

•

Extend the Adit 3,000 feet

•

Two phases of drilling – approximately 30,000 feet

•

Underground development – approximately 21,000 feet of drifting

Detailed planning of staffing levels, equipment, power, ventilation, and other equipment could be required to support the evaluation drilling program.

In addition to the drilling program, MMI has started to evaluate supplemental information that would be required to support a bankable feasibility study.  Much of this data can supplement current data and will include metallurgical test program, additional geotechnical analysis for mine design criteria, hydrology monitoring, and other critical technical information.

Work continues on geological modeling and computer block modeling of the deposit. The information gained by modeling is important to developing the drilling program.  MMI continues to refine geological and technical data in the computer model.

MMI staff is reviewing the Cost Update Study completed by Hatch, Inc. and McIntosh Engineering regarding optimizing capital and operating costs.  The majority of the effort is focused on the drilling program and the conceptual mine plan for the extended mineralized zones identified last quarter in both the B1 and B zones.  Current metal prices warrant review of these mineralized zones and evaluation of the overall impact to capital costs, sustaining capital, and operation costs.

Financial and Operating Results

Mines Management, Inc. is an exploration stage company with a major silver/copper project, known as the Montanore Project, located in northwest Montana.  The Company continues to expense all of its expenditures and has no revenues from mining operations.  Financial results of operations include primarily interest income, general and administrative expenses, permitting and engineering expenses, and other miscellaneous.

Quarter Ended June 30, 2006

Mines Management, Inc. reported a net loss for the quarter ended June 30, 2006 of $1.5 million or $0.12 per share compared to $1.1 million loss or $0.10 per share for the second quarter, June 30, 2005. The $0.4 million increased expenditures for the second quarter 2006 compared to second quarter 2005 was mainly attributable to increased activity for the Montanore Project permitting and technical studies and administrative and legal expenses related to the acquisition of Noranda Minerals Corporation. and Normin  in late May.

Six Months Ended June 30, 2006

The net loss for the first half of 2006 was $2.6 million or $0.20 per share verses a net loss of $2.3 million or $0.21 for the first half of 2005.    The year to date increase through June 30, 2006, versus June 30, 2005, was $0.3 million, again attributable to the Montanore Project, partially offset by warrant and option income during the first quarter of 2006.

As a result of the Noranda Mineral Corporation acquisition the Company received Hard Rock Mining Permit #00150 which was still active with the Montana DEQ.  As a result MMI submitted a minor revision to the permit in order to initiate  reopening and rehabilitation of the Libby Creek adit and undertake a resource delineation drilling program.  The first phase of this two phase evaluation project was approved by the Montana DEQ in July and the Company has started site work and initial testing to remove the plug and reopen. The Company anticipates that the spending for the last half of the year will double from the budgeted $2 to $2.5 million to $4 to $5 million depending on availability of equipment and miners. Montanore Project staffing could increase to 25-30 employees or contract hires by year end pending regulatory approvals.  The Company is are currently reviewing financing opportunities and requirements with anticipation of raising additional equity before the end of the year.

Liquidity

For the quarter ending June 30, 2006 the net cash used for operating activities was $1.1 million, which largely consisted of permitting and engineering expenses for the Montanore project.  This amount was partially offset by the exercise of warrants and options that generated $0.4 million in proceeds during the quarter.  The net decrease in cash on hand at the end of the first quarter 2006 was $0.7 million for the second quarter.  Year to date cash used in operating activities was $2.3 million offset by proceeds from sale of stock from either the exercise of warrants or stock options of $1.5 million resulting in a net decrease in cash of $0.8 million.

The Company anticipates spending approximately $2.0 million from cash and investments on hand for each  of the two remaining quarters in 2006 to finalize permitting, engineering, the preliminary draft EIS, and the reopening of the Libby Creek adit for the Montanore Project.

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

Item 4. Controls and Procedures

Glenn M. Dobbs, MMI’s President and CEO, and James H. Moore, MMI’s Chief Financial Officer and Treasurer, have evaluated MMI’s disclosure controls and procedures as of June 30, 2006.  Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that MMI’s disclosure controls and procedures are designed, and were effective as of June 30, 2006 to give reasonable assurances that the information required to be disclosed in the reports that MMI files or submits under the Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and that such information is also accumulated and communicated to MMI’s management, including its Chief Executive Officer and Chief Financial Officer.

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

PART II: OTHER INFORMATION

Item 1.

Legal Proceedings

On August 11, 2005, Mines Management was named as a co-defendant in a lawsuit filed by Montana Reserves Company (“MRC”) in the Superior in Spokane County Washington., Named as co-defendants are Noranda Minerals, Normin Corp., Mines Management and Newhi, Inc.  The action seeks damages in connection with the conveyance of the Montanore property from Noranda to Newhi, and challenges the computation of a net proceeds royalty payable to MRC pursuant to a Royalty Agreement between Noranda and MRC in respect to the Montanore property.  Management does not believe that the outcome of this lawsuit will have a material adverse effect on Mines Management’s business or results of operations.

Item 1a. Risk Factors

There are no material changes from the risk factors as previously discussed in the Company’s Annual Report on Form 10K for the year ending December 31, 2005.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

For the first half of ended June 30, 2006 there were 105,750 common stock purchase warrants exercised at a price of $6.00 per share of common stock for a total of $634,500 that will be used as working capital for ongoing activities.  The warrants were issued in a private placement of common stock and common stock purchase warrants that were exempt from registration pursuant to Section 4(2) and Rule 506 of Regulation D under the Securities Act of 1933.

Item 3.

Defaults Upon Senior Securities

None

Item 4.

Submission of Matters to a Vote of Security Holders

The following matter was voted upon at the annual meeting of share holders, held June 28, 2006:

a)

Elect one (1) director for a three (3) year term to serve until the 2009 annual meeting of

          Shareholders and until his successor is elected and qualified.

The matter voted upon was approved.  The voting results were as follows:

Election of Director                For         Withheld

Russell C. Babcock

    7,468,429          46,158

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

Date :August 11, 2006	/s/ Glenn M. Dobbs By: Glenn M. Dobbs President and Chief Executive Officer

Date: August 11, 2006	/s/ James H. Moore By: James H. Moore Chief Financial Officer