Form 10-Q
period 2006-09-30
MINES MANAGEMENT INC
filed 2006-11-14
CIK 66649

     OMB APPROVAL

OMB Number: 3235-0070

Expires:  January 31, 2008

Estimated average burden

hours per response: 192.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2006.

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

At November 10, 2006, 12,899,467 shares of common stock, par value per share $0.01, were issued and outstanding.

SEC 1296 (9-05)

Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the  form displays a currently valid OMB control number.

MINES MANAGEMENT, INC.

FORM 10-Q

QUARTER ENDED September 30, 2006

INDEX

PAGE

PART I – FINANCIAL INFORMATION  (Note final to match pages)

ITEM 1.

FINANCIAL STATEMENTS

3

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

18

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET

RISK AND HEDGING ACTIVITIES

21

ITEM 4.

CONTROLS AND PROCEDURES

21

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

22

ITEM 1A.

RISK FACTORS

22

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

22

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

22

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

22

ITEM 5.

OTHER INFORMATION

22

ITEM 6.

EXHIBITS

22

SIGNATURES

23

Part I – Financial Information

Item 1. Financial statements (unaudited)

Mines Management, Inc. and Subsidiaries

Contents

Page

FINANCIAL STATEMENTS:

Consolidated balance sheets

4

Consolidated statements of income

6

Consolidated statements of stockholders’ equity

7

Consolidated statements of cash flows

8

Notes to consolidated financial statements

9-17

Mines Management, Inc. and Subsidiaries

Consolidated Balance Sheets

	September 30,	December 31,
	2006	2005

Assets

CURRENT ASSETS:
Cash and cash equivalents	$ 2,120,689	$ 4,648,294
Interest receivable	20,598	101,380
Prepaid expenses and deposits	145,305	30,169
Total current assets	2,286,592	4,779,843

MINERAL PROPERTIES	504,492	504,492

PROPERTY AND EQUIPMENT:
Mine buildings	77,917	39,917
Vehicles and equipment	145,641	80,568
Office equipment	212,024	185,969
	435,582	306,454
Less accumulated depreciation	141,307	101,470
	294,275	204,984

INVESTMENTS:
Certificates of deposit	4,370,252	4,158,692
Available-for-sale securities	43,386	25,146
	4,413,638	4,183,838

	$ 7,498,997	$ 9,673,157

See accompanying notes to consolidated financial statements.

	Consolidated Balance Sheets

	September 30,	December 31,
	2006	2005

Liabilities and Stockholders’ Equity

CURRENT LIABILITIES:
Accounts payable	$ 46,645	$ 130,655
Due to officer	2,398	2,398
Severance currently payable	-	20,000
Payroll taxes payable	4,702	18,048
Total current liabilities	53,745	171,101

COMMITMENTS

STOCKHOLDERS’ EQUITY:
Common stock – 100,000,000 shares, $0.01 par value, authorized;
12,849,467 and 12,469,510 shares issued and outstanding	128,494	124,695
Preferred stock – 10,000,000 shares, no par value,
authorized; -0- shares issued and outstanding	-	-
Additional paid-in capital	21,637,445	19,705,219
Accumulated deficit	(1,117,306)	(1,117,306)
Deficit accumulated during the development stage	(13,235,602)	(9,224,533)
Accumulated other comprehensive income	32,221	13,981
Total stockholders’ equity	7,445,252	9,502,056

	$ 7,498,997	$ 9,673,157

See accompanying notes to consolidated financial statements.

Mines Management, Inc. and Subsidiaries
Consolidated Statements of Income
					From Inception
					August 12, 2002
	Three Months Ended		Nine Months Ended		Through
	September 30,		September 30,		September 30,
	2006	2005	2006	2005	2006
REVENUE:
Royalties	$ 3,269	$ 2,418	$ 9,776	$ 8,127	$ 38,145
OPERATING EXPENSES:
Depreciation	17,247	6,915	39,837	15,797	77,293
Administrative	125,154	117,843	386,614	512,760	1,502,123
Legal, accounting, and consulting	176,807	69,133	339,433	135,810	753,237
Miscellaneous	1,756	537	3,602	3,684	19,406
Exploration	78,614	-	78,614	718	83,310
Oil and gas operating	-	-	-	-	12,173
Rent and office	104,487	31,140	225,517	90,587	457,393
Compensation, directors, officers and staff	268,393	180,405	625,916	450,202	1,959,544
Taxes and licenses	(20,320)	10,907	42,183	30,512	128,144
Telephone	5,791	4,123	16,438	10,341	47,763
Fees, filing, and licenses	268,016	217,168	514,725	262,629	1,183,472
Environmental	67,336	-	177,705	83,233	423,468
Engineering	54,085	242,453	332,131	455,182	1,411,742
Permitting	351,729	338,478	1,053,588	690,014	2,201,090
Commissions	-	-	-	-	68,440
Stock options granted to officers and employees	-	-	392,530	321,030	2,964,401
Stock options granted for services	18,200	19,304	29,745	547,483	592,314
Total operating expenses	1,517,295	1,238,406	4,258,578	3,609,982	13,885,313
LOSS FROM OPERATIONS	(1,514,026)	(1,235,988)	(4,248,802)	(3,601,855)	(13,847,168)
OTHER INCOME:
Interest	74,676	56,448	237,733	155,751	608,108
Miscellaneous	-	-	-	-	3,458
	74,676	56,448	237,733	155,751	611,566
NET LOSS	$ (1,439,350)	$ (1,179,540)	$ (4,011,069)	$ (3,446,104)	$ (13,235,602)

NET LOSS PER SHARE	$ (0.11)	$ (0.11)	$ (0.31)	$ (0.31)
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING	12,849,467	11,221,047	12,759,033	10,940,118

See accompanying notes to consolidated financial statements.

Mines Management, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity					Nine Months Ended September 30, 2006
							Deficit
							Accumulated	Accumulated
					Additional		During the	Other
	Common Stock		Issuable Common Stock		Paid-in	Accumulated	Development	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Stage	Income	Total
BALANCES, AUGUST 12, 2002 (INCEPTION)	5,316,956	$53,170	90,000	$22,500	$1,448,145	$(1,117,306)	-	$846	$407,355
Common stock issued for cash	5,169,312	51,693			14,346,448				14,398,141
Common stock issued to directors	375,000	3,750			146,250				150,000
Common stock issued for services	5,000	50			1,950				2,000
Issuable common stock issued	90,000	900	(90,000)	(22,500)	21,600				-
Exercise of stock options	908,088	9,080			70,420				79,500
Exercise of stock warrants	578,367	5,784			688,234				694,018
Issuance of stock options					2,962,510				2,962,510
Issuance of stock for Heidelberg shares	26,787	268			(268)				-
Revaluation of stock options	-				19,930				19,930
Comprehensive loss:
Adjustment to net unrealized gain
on marketable securities								13,135	13,135
Net loss							(9,224,533)		(9,224,533)
Comprehensive loss									(9,211,398)
BALANCES, DECEMBER 31, 2005	12,469,510	$124,695	-	-	$19,705,219	$(1,117,306)	$(9,224,533)	$13,981	$9,502,056
Exercise of stock options	273,374	2,733	-	-	876,516	-	-	-	879,249
Exercise of stock warrants	105,750	1,058			633,443				634,501
Issuance of stock options to employees	-		-	-	392,530	-	-	-	392,530
Issuance of stock options for services	-		-	-	29,745	-	-	-	29,745
Issuance of stock for Heidelberg shares	833	8	-	-	(8)	-	-	-	-
Comprehensive loss:
Adjustment to net unrealized gain
on marketable securities	-	-	-	-	-	-		18,240	18,240
Net loss	-	-	-	-	-		(4,011,069)		(4,011,069)
Comprehensive loss									(3,992,829)
BALANCES, SEPTEMBER 30, 2006	12,849,467	$128,494	-	-	$21,637,445	$(1,117,306)	$(13,235,602)	$32,221	$7,445,252

See accompanying notes to consolidated financial statements.

Mines Management, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
					From Inception
					August 12, 2002
	Three Months Ended		Nine Months Ended		Through
	September 30,		September 30,		September 30,
	2006	2005	2006	2005	2006
Increase (Decrease) in Cash and Cash Equivalents

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (1,439,350)	$ (1,179,540)	$ (4,011,069)	$ (3,446,104)	$ (13,235,602)
Adjustments to reconcile net loss to net cash
used in operating activities:
Issuance of stock options to employees	-	19,304	392,530	868,513	3,538,515
Issuance of stock options for services	18,200	-	29,745	-	7,035
Depreciation	17,247	6,914	39,837	15,797	77,293
Changes in assets and liabilities:
Interest receivable	111,865	61,644	80,782	(7,998)	(20,598)
Prepaid expenses	(84,305)	28,476	(115,136)	(5,264)	(144,805)
Accounts payable	(4,189)	(103,922)	(84,010)	6,749	49,043
Severance payable	-	(10,000)	(20,000)	(45,000)	-
State income taxes payable	-	-	-	-	(164)
Payroll taxes payable	(15,775)	2,968	(13,346)	3,411	1,522
Net cash used in operating activities	(1,396,307)	(1,174,156)	(3,700,667)	(2,609,896)	(9,727,761)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(120,026)	(50,710)	(129,128)	(81,294)	(369,730)
Purchase of certificates of deposit	(156,258)	(109,061)	(211,560)	(122,932)	(4,370,252)
Increase in mineral properties	-	-	-	-	(144,312)
Net cash used in investing activities	(276,284)	(159,771)	(340,688)	(204,226)	(4,884,294)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock	-	179,998	1,513,750	733,516	16,685,409
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,672,591)	(1,153,929)	(2,527,605)	(2,080,606)	2,073,354
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,793,280	1,498,318	4,648,294	2,424,995	47,335
CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 2,120,689	$ 344,389	$ 2,120,689	$ 344,389	$ 2,120,689

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

Summary of Significant Accounting Policies:

a.

The accompanying consolidated financial statements include the accounts of Mines Management, Inc., and its wholly-owned subsidiaries, Newhi, Inc., Montanore Mineral Corporation, and Montmin Corporation.  Intercompany balances and transactions have been eliminated.  Newhi, Inc., was formed by the Company for the purpose of merger with Heidelberg Silver Mining Company, Inc.  In the merger, completed on April 15, 1988, Heidelberg Silver Mining Company, Inc., was merged into Newhi, Inc.  To effect the merger, the Company issued 367,844 shares of its previously unissued common stock.  Also in connection with this merger, the Company issued 11,117 shares of common stock and paid $4,446 as a finder’s fee.  Montanore Mineral Corporation and Montmin Corporation were acquired in conjunction with a stock transfer agreement with Noranda Finance Corporation as described more fully in note 9.

b.

All exploration expenditures are expensed as incurred.  Significant property acquisition payments for active exploration properties are capitalized.  If no mineable ore body is discovered, previously capitalized costs are expensed in the period the property is abandoned.  Expenditures to develop new mines, to define further mineralization in existing ore bodies, and to expand the capacity of operating mines, are capitalized and amortized on a units of production basis over proven and probable reserves.

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

e.

Basic and diluted loss per share are computed using the weighted average number of shares outstanding during the periods (12,849,467 and 11,221,047 in the quarters ended September 30, 2006, and 2005, respectively).  Stock options and warrants outstanding are antidilutive and are not considered in the computation.

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

g.

The Company’s financial instruments as defined by Statement of Financial Accounting Standards (SFAS) No. 107, Disclosures about Fair Value of Financial Instruments, include cash and loans payable.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at September 30, 2006.

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

In March 2005, the Financial Accounting Standards Board (FASB) issued Interpretation No. 47 (FIN No. 47), Accounting for Conditional Asset Retirement Obligations, which clarifies that the term conditional asset retirement obligation, as used in SFAS No. 143 refers to a legal obligation to perform an asset retirement activity where the timing or method of settlement are conditional on a future event. Where the obligation to perform the asset retirement activity is unconditional, even though uncertainty exists about the timing or method of settlement, the entity is required to recognize a liability for the fair value of the conditional retirement obligation if reasonably estimable.  FIN No. 47 also clarifies when an entity would have sufficient information to reasonably estimate fair value.  At September 30, 2006, no asset retirement liabilities have been recorded by the Company.

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

Mines Management, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

Summary of Significant Accounting Policies (continued):

l.

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment, which revised SFAS No. 123, Accounting for Stock-Based Compensation, and superseded APB Opinion 25, Accounting for Stock Issued to Employees, and its related implementation guidance.  SFAS No. 123R requires measurement and recording to the financial statements of the costs of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, recognized over the period during which an employee is required to provide services in exchange for such award.  Effective January 1, 2004, the Company adopted SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure.  As provided for under SFAS No. 148, the Company used the “modified prospective method” of transition.  Under that method of transition the costs recognized in the financial statements for the quarters ended September 30, 2006 and 2005, are the same as if they had been based on their fair values at the grant date.  The Company recognized stock-based compensation of approximately $18,200 and $19,304 for the quarters ended September 30,2006 and September 30,2005, respectively.

For purposes of calculating the fair value of options, volatility for the two years presented is based on the historical volatility of the Company’s common shares over its public trading life.  The Company currently does not foresee the payment of dividends in the near term.  The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Quarter Ended

Quarter Ended

September 30,

September 30,

(2006)

(2005)

Weighted average risk-free interest rate

        4.71%

3.87%

Weighted average volatility

      58.91%

70.40%

Expected dividend yield

 -

-

Weighted average expected life (in years)

   2.00

2.00

At September 30, 2006, the Company had four stock option plans, which are described more fully in note 5.

Mines Management, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 2 — STOCKHOLDERS’ EQUITY:

Common Stock:

In 2003, the Company sold 1,152,007 common shares for $1,267,207 ($1.10 per share).  In connection with the stock sales, the Company granted warrants to purchase up to 1,152,007 common shares at $1.20 per share through two years from the date of issue.  Cumulative warrants exercised relating to this issue at both September 30, 2006, and December 31, 2005, were 1,152,007.

In 2004, the Company sold 1,285,000 common shares for $6,425,000 ($5.00 per share).  In connection with the stock sales, the Company granted warrants to purchase up to 511,000 common shares at $7.25 per share through five years from the initial exercise date.  The Company paid a cash finder’s fee of 7% of the gross offering funds received in the offering.  The finder also received 3% warrant compensation or warrants to purchase 192,750 common shares at $7.25 per share through February 18, 2009.  These warrants were repriced at $6.00 per share in October 2005, in accordance with the terms of the 2004 warrant agreement.  Cumulative warrants exercised relating to this issue at September 30, 2006, and December 31, 2005, were 145,750 and 40,000, respectively.

In 2005, the Company sold 1,016,667 common shares for $6,100,002 ($6.00 per share).  In connection with the stock sales, the Company granted warrants to purchase up to 737,084 common shares at $8.25 per share through five years from the initial exercise date.  To date, no warrants have been exercised.  The Company paid a cash finder’s fee of 7% of the gross offering funds received in the offering.  The finder also received a 3.75% warrant compensation or warrants to purchase 228,750 common shares at $8.25 per share through October 20, 2010.

In 2005, the Company also sold an additional 40,000 common shares for $240,000 ($6.00 per share).

Preferred Stock:

The Company has authorized 10,000,000 shares of no-par-value preferred stock.  Through September 30, 2006, the Company had not issued any shares of preferred stock.

NOTE 3 — MINING PROPERTIES:

Mining properties are comprised of acquisition, exploration, and development costs related to the Advance and Iroquois properties in the Northport region of northeastern Washington State and the Montanore property in northwestern Montana, as shown below:

September 30,

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

NOTE 4 — INVESTMENTS:

The Company owns four $110,416 certificates of deposit and six $111,549 certificates of deposit for a total of $1,110,959.  These investments mature in 2008 and earn rates from 3.3% to 3.64%.  The Company owns ten $217,568 certificates of deposit and ten $108,361 certificates of deposit for a total of $3,259,293.  These investments mature in 2009 and earn rates of 4.21% and 4%, respectively.

The Company owns 45,000 free-trading shares of Bitterroot Resources, Ltd. (BTT), a public Canadian corporation traded on the Toronto Venture Exchange.  The shares are held as “available for sale.”  This investment is being recorded at fair market value with a corresponding adjustment to stockholders’ equity.  The 45,000 free-trading shares at September 30, 2006, and December 31, 2005, had an approximate market value of $16,142 and $15,057 U.S. funds, respectively.  The Company also owns 196,000 free-trading shares of Centram Exploration Ltd., a public Canadian corporation traded on the Toronto Venture Exchange.  The shares are held as “available for sale.”  The shares were received in 2002 in exchange for administrative services provided by the Company.  The 196,000 free-trading shares at September 30, 2006, and December 31, 2005, had an approximate market value of $27,244 and $10,089 U.S. funds, respectively.

NOTE 5 — STOCK OPTIONS:

During the year ended December 31, 1998, the stockholders of the Company approved two stock-based compensation plans: a fixed employee stock-based compensation plan and a performance-based plan.  Under the fixed plan, the Company may grant options to purchase up to 460,000 shares of common stock.  The exercise price shall not be less than the fair market value on the date of grant of the shares.  Stock options shall be exercisable within ten years from the date of the grant of the option.  Options under the fixed plan vest immediately.

At September 30, 2006, no 1998 nonqualified plan options were outstanding.

Mines Management, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 5 — STOCK OPTIONS (continued):

Under the performance based plan, the Company may grant options to purchase up to 460,000 shares of common stock.  The exercise price shall not be less than the fair market value on the date of grant of the shares.  Stock options shall be exercisable within ten years from the date of the grant of the option.  Options under the incentive plan vest immediately.

At September 30, 2006, no incentive-based plan options were outstanding.

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

Under both 2003 plans the exercise price shall be no less than 100% of the fair market value per share on the date of grant.  Stock options shall be exercisable within ten years from the date of the grant of the option.  Vesting of the options granted under both plans is at the prerogative of the Board of Directors.  Options granted under the plans in 2003 vest immediately except for options issued to Glenn Dobbs, President and Chairman of the Board of Directors. Options issued to Mr. Dobbs were 50% vested at year end December 31, 2003, and become fully vested upon completion of certain financing arrangements.  The options granted to Mr. Dobbs were fully vested at year end December 31, 2004.

At September 30, 2006, the following options granted under the 2003 plans were outstanding:

 Remaining

   Weighted

Contractual

Exercise

Number of

    Average

     Life

   Number

  Prices

  Options

Exercise Price

  (in years)

Exercisable

$

1.60

500,000

$

1.60

1.43

500,000

1.85

100,000

1.85

1.91

100,000

3.95

20,000

3.95

2.73

20,000

4.65

475,000

4.65

2.59

475,000

3.75

220,000

3.75

3.26

120,000

3.93

155,000

3.93

3.34

155,000

4.01

214,000

4.01

3.66

214,000

4.92

15,000

4.92

3.97

0

5.70

5,000

5.70

3.72

5,000

6.20

175,000

6.20

4.70

175,000

6.21

30,000

6.21

4.91

10,000

6.34

100,000

6.34

4.21

50,000

   6.42

     200,000

   6.42

4.83

                0

Subtotal

2,209,000

$4.01

1,824,000

Mines Management, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 5 — STOCK OPTIONS (continued):

During January 2005, the Company issued 214,000 stock options to an individual as compensation for the performance of marketing services. The options have an exercise price of $4.01 and vested 25% at the time of issuance, 25% 60 days thereafter and the remaining balance on May 28, 2005.  The options expire five years from issuance.

During February 2005, the Company issued 205,000 stock options to directors and employees.  The options have an exercise price of $3.93 and vest immediately.  The options expire five years from issuance.

During June 2005, the Company issued 25,000 stock options to an individual as compensation for the performance of consulting services.  The options have an exercise price of $5.70 and vested immediately.  The options expire five years from issuance.

During June 2005, the Company issued 25,000 stock options to an individual as compensation for the performance of consulting services.  The options have an exercise price of $5.99 per share, representing the share price at the close of trading on June 6, 2005, and vest 40% at the time of issuance (June 6, 2005), and 20% each on June 6 of 2006, 2007, and 2008.  The Company has a policy of re-pricing all incentive stock options as market conditions allow.  As a result, the above stock option grants on June 6, 2005, were cancelled and replaced by the same number of stock options at an exercise price of $4.92 per share representing the stock price as of the close of trading on September 7, 2005.

During December 2005, the Company issued 100,000 stock options to an officer.  The options have an exercise price of $6.34 per share, representing the share price at the close of trading on December 13, 2005, and vest 50% at the time of issuance (December 13, 2005) and 50% on December 13, 2006.

During June 2006, the Company issued 170,000 stock options to officers, directors, and employees and 5,000 stock options to an individual as compensation for the performance of consulting services.  The options have an exercise price of $6.20 and vest immediately.  The options expire five years from issuance.

During July and September 2006, the Company issued 200,000 stock options to directors and 30,000 to the new Project Engineer for the Montanore Project.  The options have an exercise price of $6.42 and $6.21, respectively.  The options issued to the directors vest over a two year period, 20,000 on July 9, 2007 and 20,000 on July 9,  2008 for each director.  The options issued to the new employee, 10,000 vest immediately, while the remaining 20,000 vest over a two year period, 10,000 on September 20, 2007 and 10,000 on September 20, 2008.  Fair value of the options is calculated using the Black-Scholes option-pricing model and is recognized as the options vest.

For purposes of calculating the fair value of options, volatility for the two years presented is based on the historical volatility of the Company’s common shares over its public trading life.  The Company currently does not foresee the payment of dividends in the near term.  The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Quarter Ended

Quarter Ended

September 30,

September 30,

(2006)

(2005)

Weighted average risk-free interest rate

4.71%

3.87%

Weighted average volatility

    58.91%

70.41%

Expected dividend yield

-

-

Expected lives (in years)

    2.00

2.00

Weighted average fair value (in dollars)

  $1.82

$1.99

Mines Management, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 5 — STOCK OPTIONS (continued):

The following summarizes option activity for the quarter ended September 30, 2006:

Weighted-Average

Shares

Exercise Price

Under Option

Per Share

Outstanding at June 30, 2006

1,979,000

$3.73

Granted

230,000

  6.39

Exercised

Forfeited

Expired

             -

-

Balance at September 30, 2006

2,209,000

$4.01

Options outstanding at September 30, 2006, have a remaining contractual life of approximately four years.

NOTE 6 — CONCENTRATION OF CREDIT RISK:

The Company maintains its cash and cash equivalents in one financial institution.  Balances are insured by the Federal Deposit Insurance Corporation up to $100,000.

NOTE 7 — DEFERRED INCOME TAX:

At September 30, 2006, and December 31, 2005, the Company had deferred tax assets which were fully reserved by valuation allowances.  Following are the components of such assets and allowances:

Sept. 30,

December 31,

2006

2005

Deferred tax assets arising from:

Net operating loss carry forwards

$

1,550,000

$

959,000

Stock option compensation

530,000

460,000

Accrued severance compensation

-

2,000

2,080,000

1,421,000

Less valuation allowance

2,080,000

1,421,000

Net deferred tax assets

$

-

$

-

Mines Management, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 7 — DEFERRED INCOME TAX (continued):

For the periods presented, the effective income tax rate differed from the expected rate because of the effects of annual changes in the deferred tax asset valuation allowance.  Changes in the deferred tax asset valuation allowance for the third quarter ended September 30, 2006, and the year ended December 31, 2005, relate only to corresponding changes in deferred tax assets for those periods.

At September 30, 2006, the Company had federal tax-basis net operating loss carry forwards totaling approximately $10,300,000, which will expire in various amounts from 2006 through 2025.

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

NOTE 9 — BUSINESS COMBINATION:

On May 31, 2006 Noranda Finance Corporation and Newhi, Inc. executed a stock transfer agreement by which all issued and outstanding shares of capital stock for both Noranda Minerals Corporation and Normin Corporation have been transferred to Newhi, Inc.  Noranda Minerals Corporation and Normin Corporation are Delaware corporations registered to do business in Montana.  At the same time, Newhi submitted a $30,000 cash bond to the Montana Department of Environmental Quality (DEQ) to replace Noranda’s previous bond.  Subsequently, the official names of the companies where changed to Montanore Minerals Corporation and Montmin Corporation, respectively.  The existing Montana State Hard Rock Permit #00150 and MPDES permit MT-00320279 stayed in place with Montanore Minerals Corporation, formerly known as Noranda Minerals Corporation, which is now owned by Newhi, Inc., a wholly-owned subsidiary of the Company.

Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Mines Management, Inc. (“MMI” or the “Company”) completed Phase 1 work authorized by a minor revision to the Hard Rock Mining Permit for the Libby Creek adit (Libby Adit), approved July 14, 2006 by the Montana DEQ, which involved opening the Libby Adit and initiating water treatability analyses. The first 600 feet of the Libby Adit was inspected and found to be in good shape and water samples were collected and sent for analysis.  Preliminary water treatability studies were completed.  Progress is being made with both the Montana DEQ and the U.S. Forest Service on the second minor revision to the Permit submitted in the second quarter of 2006, which, if approved, will authorize us to begin dewatering and rehabilitation of the Libby Adit and evaluation drilling.  Based on discussions and information submitted to those agencies, we anticipate receiving approval in the fourth quarter of 2006. Additional Montanore Project staffing will be delayed until approval of the Phase II minor revision. The Montanore Project continues to be our primary focus: permitting, engineering optimization, reserve enhancement and project funding being emphasized through the end of the year.

Overview

In the third quarter of 2006, the Company

•

Completed the initial Montanore Project mining and milling cost studies, identifying critical areas of focus for project improvement and development.

•

Maintained strong cash and investment position with $6.5 million on hand at September 30, 2006.

•

Inspected the first 600 feet of the Libby Adit.

•

Collected water samples from the Libby Adit and completed preliminary bench scale testing for water treatment systems.

•

Continued work with state and federal agencies to provide technical information for the environmental impact statement process.

•

Began evaluation of financing alternatives to fund the adit rehabilitation and delineation drilling program for the Montanore Project.

In May 2006, the Company completed the acquisition of two companies now named Montanore Minerals Corporation and Montmin Corporation.  With these acquisitions came two key permits, including the Hard Rock Mining Permit referenced above, which allowed the Company to reopen the Libby Adit and, when minor permit revisions are approved, will allow the Company to continue its evaluation of the Montanore deposit.

The net cash expenditures for operating activities for the quarter ending September 30, 2006 was $1.4 million.  We believe that we have sufficient working capital for the next 18 months of operations at current levels.  We will require additional capital to complete the proposed evaluation drilling program.

Permitting and Environmental

During the third quarter of 2006, MMI continued to work with state and federal agencies on the EIS, transmission line, MPDES permit, air quality permit, and other permits necessary for exploration of the Montanore Project.  Significant progress was made on resolving outstanding technical and environmental issues and updated technical information and permit applications were submitted based on this progress.

MMI finalized and submitted all technical responses to agency comments received last quarter, covering a wide range of technical aspects of the project.  Work continues on the Bear Creek road survey and design to support transfer of the road to Lincoln County.

As noted above, in the second quarter of 2006, MMI submitted a second minor revision to the Hard Rock Mining Permit for the Libby Creek adit that addresses technical issues related to re-initiating the evaluation drilling program.  Following approval of the Phase I minor revision to that permit, received early in the third quarter of 2006, MMI initiated the acquisition and installation of surface facilities that will be required for the drilling program.  The agencies have completed several rounds of discussions on technical issues with respect to the drilling plan, including consultation between USFS and the U.S. Fish and Wildlife Service for a special use permit for road access to the site.  Approval for this stage of the project is expected to be received in the fourth quarter of 2006.

The Company’s EIS contractor continues to work on final sections of the EIS with specific attention to the project alternative analyses, environmental impacts, cumulative assessment and other aspects of the environmental review.  The Montana DEQ continues to work on both the Montana Pollution Discharge Elimination System (MPDES) permit application review and the power transmission line permitting effort.

MMI continues to meet with the Montana DEQ and the USFS to discuss technical issues and to perform other tasks as necessary to advance the permitting activities.

Geology

MMI is advancing  the orebody geologic structure interpretation and mine model development focusing on the various mineralized beds associated with the rock formations.  Previously input geologic structure information assisted in developing the three dimensional aspects of the bedding which is used to re-interpolate the B1 and B zones.  In addition, expansion of the mineralized zone, beyond the B1 and B zones, was initiated and was integral to the proposed evaluation drilling program submitted with the second miner revision to the Hard Rock Mining Permit.

Work is ongoing to refine the drilling program based on the advancements of the geologic computer model.

Engineering

The primary focus of our third quarter efforts were on the engineering and geology work necessary to support the planned evaluation drilling program.  Mine facilities, power requirements, ventilation, pumping systems, and other activities were all updated for the new drilling evaluation program. Initial discussions and bid solicitations were made to vendors and contractors for mine supplies and service contracts for the evaluation drilling program.

Engineering efforts for the third quarter were primarily focused on planning and preparation for the evaluation drilling program, updated information for the cost update review and optimization effort; along with additional technical support for the permitting.

Financial and Operating Results

Mines Management is an exploration stage company with a major silver/copper project, the Montanore Project, located in northwest Montana.  The Company continues to expense all of its expenditures and has no revenues from mining operations.  Financial results of operations include primarily interest income, general and administrative expenses, permitting and engineering expenses, and other miscellaneous.

Quarter Ended September 30, 2006

The Company reported a net loss for the quarter ended September 30, 2006 of $1.4 million or $0.11 per share compared to $1.2 million loss or $0.11 per share for the quarter ended September 30, 2005. The $0.2 million increased expenditures for the third quarter 2006 compared to third quarter 2005 were mainly attributable to increased activity for the Montanore Project permitting, technical studies, and preparation for the adit rehabilitation and evaluation drilling program, which included administrative and legal expenses relating to the transfer of the Hard Rock Mining Permit #00150 following the acquisition of the Noranda companies in May 2006.

Nine Months Ended September 30, 2006

The net loss for the first three quarters of 2006 was $4.0 million or $0.31 per share verses a net loss of $3.4 million or $0.31 for the same period in 2005. The year to date increase through September 30, 2006, versus September 30, 2005, was $0.6 million, again attributable to increased activity at the Montanore Project, partially offset by warrant and option income during the first quarter of 2006.

Liquidity

For the quarter ending September 30, 2006 the net cash used for operating activities was $1.4 million, which largely consisted of permitting, engineering and site preparation expenses for the Libby Creek adit rehabilitation and delineation drilling program.  The net decrease in cash on hand at the end of the second quarter 2006 was $1.7 million for the third quarter of 2006.  Year to date cash used in operating activities was $3.7 million and $0.3 million for investing activities was offset by proceeds from sale of stock from the exercise of warrants and stock options of $1.5 million resulting in a net decrease in cash of $2.5 million year to date through the third quarter 2006.

The Company anticipates spending approximately $1.5 to $2.0 million from cash and investments on hand for the final quarter in 2006 to finalize permitting, engineering, the preliminary draft EIS, and the reopening of the Libby Creek adit for the Montanore Project.

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

•

Uncertainty regarding future changes in applicable law or implementation of existing law

•

The availability of experienced employees

•

The factors discussed under “Risk Factors” in our Form 10-K for the period ending December 31, 2005.

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

Item 4. Controls and Procedures

Glenn M. Dobbs, MMI’s President and CEO, and James H. Moore, MMI’s Chief Financial Officer and Treasurer, have evaluated MMI’s disclosure controls and procedures as of September 30, 2006.  Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that MMI’s disclosure controls and procedures are designed, and were effective as of September 30, 2006 to give reasonable assurances that the information required to be disclosed in the reports that MMI files or submits under the Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and that such information is also accumulated and communicated to MMI’s management, including its Chief Executive Officer and Chief Financial Officer.

There were no changes in MMI’s internal controls or, to the knowledge of the management of MMI, any other changes that materially affect, or are reasonably likely to materially affect, MMI’s internal control over financial reporting. MMI engaged an outside firm in the third quarter of 2006 to augment its own internal accounting resources and to provide expertise in applying GAAP to new or complex accounting issues as an integral part of its ongoing system of internal controls over financial reporting.

PART II: OTHER INFORMATION

Item 1.

Legal Proceedings

On August 11, 2005, Mines Management was named as a co-defendant in a lawsuit filed by Montana Reserves Company (“MRC”) in the Superior Court in Spokane County Washington., Named as co-defendants are Noranda Minerals, Normin Corp., Mines Management and Newhi, Inc.  The action seeks damages in connection with the conveyance of the Montanore property from Noranda to Newhi, and challenges the computation of a net proceeds royalty payable to MRC pursuant to a Royalty Agreement between Noranda and MRC in respect to the Montanore property.  Management does not believe that the outcome of this lawsuit will have a material adverse effect on Mines Management’s business or results of operations.

Item 1a. Risk Factors

There are no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ending December 31, 2005.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

None

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

Date :November 10, 2006	/s/ Glenn M. Dobbs By: Glenn M. Dobbs President and Chief Executive Officer

Date: November 10, 2006	/s/ James H. Moore By: James H. Moore Chief Financial Officer

23