Form 10-K
period 2006-12-31
MINES MANAGEMENT INC
filed 2007-03-12
CIK 66649

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________________

FORM 10-K

(Mark One)

[ ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended December 31, 2006

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes o    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes o    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large Accelerated Filer [ ]	Accelerated Filer ☒	Non-accelerated Filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [ ]    No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2006, was approximately $95,086,056, based on the closing price of the Common Stock on the American Stock Exchange of $7.40  per share. The number of shares of our common stock outstanding as of March 7, 2007 was 12.899,467.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2007 Annual Meeting of Shareholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

TABLE OF CONTENTS

Page

FORWARD LOOKING STATEMENTS

1

GLOSSARY OF TERMS

PART I

7

ITEM 1. BUSINESS

7

ITEM 1A. RISK FACTORS

8

ITEM 1B. UNRESOLVED STAFF COMMENTS

12

ITEM 2. DESCRIPTION OF PROPERTIES

12

ITEM 3. LEGAL PROCEEDINGS

20

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

20

PART II

20

 ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER

 MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

20

ITEM 6. SELECTED FINANCIAL DATA

22

 ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

 RESULTS OF OPERATION

23

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

25

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

26

 ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

AND FINANCIAL DISCLOSURE

45

ITEM 9A. CONTROLS AND PROCEDURES

45

ITEM 9B. OTHER INFORMATION

46

PART III

47

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

47

ITEM 11. EXECUTIVE COMPENSATION

47

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

47

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

47

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

47

PART IV

47

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

47

EXHIBITS

48

SIGNATURES

49

-i-

FORWARD LOOKING STATEMENTS

Some information contained in or incorporated by reference into this report may contain forward looking statements as defined in the Private Securities Litigation Reform Act of 1995.  These statements include comments regarding Montanore Project development, including planned drilling activation and feasibility determination, engineering studies, environmental and mining re-permitting requirements, process and timing, ownership of sufficient water rights for mining, and estimates of mineralized material and measured, indicated and inferred resource; financing needs; planned evaluation of the Advance and Iroquois properties in 2007; planned expenditures in 2007; and belief that the Montana Reserve litigation will not have a material adverse effect on the Company.  The use of any of the words “development,” “anticipate,” “continues,” “estimate,” “expect,” “may,” “project,” “should,” “believe,” and similar expressions are intended to identify uncertainties.  We believe the expectations reflected in those forward looking statements are reasonable.  However, we cannot assure that the expectations will prove to be correct.  Actual results could differ materially from those anticipated in these forward looking statements as a result of the factors set forth below and other factors set forth and incorporated by reference into this report:

•

Worldwide economic and political events affecting the supply of and demand for silver and copper

•

Volatility in the market price for silver and copper

•

Financial market conditions and the availability of financing on acceptable terms or on any terms

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

•

Uncertainty regarding future changes in applicable law or implementation of existing law

•

The availability of experienced employees

•

The factors discussed under “Risk Factors” in this Form 10-K for the period ending December 31, 2006.

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

Production stage

A “production stage” project is one actively engaged in the process of extraction and beneficiation of mineral reserves to produce a marketable metal or mineral product.

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

(2)

Industry Guide 7 does not require designation of a qualified person.

Additional Definitions

Adit	A horizontal tunnel or drive, open to the surface at one end, which is used as an entrance to a mine.
Axis	Intersection of the axial plane of a fold with a particular bed; axial line.
Bornite

An isometric mineral, 1[Cu5 FeS4]; metallic; brownish bronze tarnishing to iridescent blue and purple; brittle; massive; in hypogene and contact metamorphic deposits and mafic rocks; a valuable source of copper.

Breccia	Rock consisting of angular fragments of other rocks held together by mineral cement or a fine-grained matrix.
Chalcocite	A monoclinic mineral, 96[Cu2 S]; pseudohexagonal, metallic gray-black with blue to green tarnish; sp gr, 5.5 to 5.8; a secondary vein mineral; an important source of copper.
Chalcopyrite

A tetragonal mineral, CuFeS2; brass-yellow with bluish tarnish; massive; softer than pyrite; occurs in late magmatic hydrothermal veins and secondary enrichment zones; the most important source of copper.

Covellite	A hexagonal mineral, CuS; metallic indigo blue with iridescent tarnish; soft; a supergene mineral in copper deposits; a source of copper.
Development	Work carried out for the purpose of opening up a mineral deposit and making the actual ore extraction possible.
Digenite	An isometric mineral, Cu9 S5; blue to black; in veins with chalcocite; a source of copper

Dip

The angle at which a vein, structure or rock bed is inclined from the horizontal as measured at right angles to the strike.  A vein is a mineralized zone having a more or less regular development in length, width and depth, which clearly separates it from neighboring rock.  A strike is the direction or bearing from true north of a vein or rock formation measured on a horizontal surface.

Drift	A horizontal underground opening that follows along the length of a vein or rock formation as opposed to a cross-cut which crosses the rock formation.
Enechelon	Pattern of off-set mineralized strata similar to stair steps.
Exploration	Work involved in searching for ore, usually by drilling or driving a drift.
Facia	Transition zone between rock types.
Galena	A sulphide mineral of lead, being a common lead ore mineral.
Gersdorffite	An isometric mineral, NiAsS; cobaltite group; massive; sp gr, 5.9 to 6.0; a source of nickel.
Grade	The average assay of a ton of ore, reflecting metal content.
Horizon	In geology, any given definite position or interval in the stratigraphic column or the scheme of stratigraphic classification; generally used in a relative sense.
Host rock	The rock surrounding an ore deposit.
Interbed	Occurring between distinct rock layers or strata.
Lensoid(al)	Flat lenses of mineralized material between layers of host rock.
Limestone	A bedded, sedimentary deposit consisting chiefly of calcium carbonate.
Lithology	The physical characteristic of a rock.
Metasediment	A sedimentary rock which shows evidence of having been subjected to metamorphism.
Mineral	A naturally occurring homogeneous substance having definite physical properties and chemical composition and, if formed under favorable conditions, a definite crystal form.
Mineralization	The presence of economic minerals in a specific area or geological formation.
Molybdenite	A hexagonal and trigonal mineral, MoS2; polymorphous with jordisite; foliated; soft; metallic lead gray; an accessory in granites and deep veins; an ore of molybdenum.
Ore	Material that can be mined and processed at a positive cash flow.

Patented mining claim

A patented mining claim is one for which the federal government has passed its title to the claimant, making it private land. A person may mine and remove minerals from a mining claim without a mineral patent. However, a mineral patent gives the owner exclusive title to the locatable minerals. It also gives the owner title to the surface and other resources.

Precambrian	All geologic time before the Paleozoic era.
Prospect	A mining property, the value of which has not been determined by exploration.
Quartzite	A metamorphic rock formed by the transformation of a sandstone rock by heat and pressure.
Reclamation	The restoration of a site after mining or exploration activity is completed.
Recovery	The percentage of valuable metal in the ore that is recovered by metallurgical treatment.
Shear or shearing	The deformation of rocks by lateral movement along numerous parallel planes, generally resulting from pressure and producing such metamorphic structures as cleavage and schistosity.
Siltite

An indurated silt having the texture and composition of shale but lacking its fine lamination or fissility; a massive mudstone in which the silt predominates over clay; a nonfissile silt shale. It tends to be flaggy, containing hard, durable, generally thin layers, and often showing various primary current structures.

Sphalerite	Zinc sulfide based mineral.
Stratabound	A situation in which mineralization is essentially contained in or confined to a particular sedimentary or volcanic unit.
Stratigraphy	The branch of geology which studies the formation, composition, sequence and correlation of the stratified rock as parts of the earth’s crust.
Strike	The direction, or bearing from true north, of a vein or rock formation measured on a horizontal surface.
Sulfide	A compound of bivalent sulfur with an electropositive element or group, especially a binary compound of sulfur with a metal.
Tailings	Material rejected from a mill after more of the recoverable valuable minerals have been extracted.
Tetrahedrite

An isometric mineral, (Cu,Fe)12 Sb4 S13 , having copper replaced by zinc, lead, mercury, cobalt, nickel, or silver; forms a series with tennantite and freibergite; metallic; crystallizes in tetrahedra; occurs in hydrothermal veins and contact metamorphic deposits; a source of copper and other metals.

Trend	The direction, in the horizontal plane, or a linear geological feature (for example, an ore zone), measured from true north.
Unpatented mining claim

A parcel of property located on federal lands pursuant to the General Mining Law of 1872 and the requirements of the state in which the unpatented claim is located, the paramount title of which remains with the federal government. The holder of a valid, unpatented lode-mining claim is granted certain rights including the right to explore and mine such claim under the U.S. General Mining Law.

Vein	A mineralized zone having a more or less regular development in length, width and depth, which clearly separates it from neighboring rock.

PART I

ITEM 1.

BUSINESS

General

Mines Management, Inc. (together with its subsidiaries, “MMI,” “Mines Management,” the “Company” or “we”), is engaged in the business of acquiring and exploring, and if exploration is successful, developing mineral properties, primarily those containing silver and associated base and precious metals. The Company was incorporated under the laws of the State of Idaho on February 20, 1947.  The Company’s executive offices are located at 905 W. Riverside, Suite 311, Spokane, Washington 99201.

The Company’s principal mineral property interest, the Montanore Project, is held by its wholly owned subsidiary, Newhi, Inc.  The Company’s properties, including the Montanore property, are currently in the exploration stage.  The Company has commenced re-permitting of the Montanore Project and is determining its feasibility for development. No property is currently in production.

The Montanore Project is located in northwestern Montana, and from 1988 to 2002 was owned by Noranda Minerals Corporation.  During that time the project received an approved environmental impact statement and all of its primary environmental permits.  From 1988 to 2002 the Company held royalty rights to a portion of the deposit.  In 2002 Noranda announced that it was abandoning the project, and subsequently transferred to the Company by quitclaim deed the patented and unpatented mining claims that control the mineral rights, and all drill core and intellectual property including geologic, environmental and engineering studies.

In May 2006, we acquired two Noranda subsidiaries that held title to the property providing access to the 14,000 foot Libby adit and related permits.  We have obtained permit revisions that allowed us to reopen the Libby adit and to dewater and rehabilitate the adit.  The Libby adit, when extended, will provide access to the Montanore deposit for our planned underground evaluation drilling program.  We reopened the Libby adit in June 2006 and water samples and testing were completed in July 2006.

In November 2006, we received another permit revision which would allow us to proceed with our planned $40 million underground evaluation drilling program at the Montanore Project.  The program as currently planned includes the following:

•

Development and advancement of the Libby adit by 3,000 feet to access the deposit.

•

Drifting of approximately 10,000 feet and establishment of drill stations.

•

Diamond core drilling of approximately 45,000 feet among approximately 51 holes.

Results of the drill program, if successful, are expected to provide data to assist in completion of a bankable feasibility study and further optimization of the mine plan.

Also in the fourth quarter 2006, we purchased a site generator and erected a warehouse building at the Libby adit site, along with an office and employee change facility.  We established a $1.124 million stand-by letter of credit in early January 2007 to satisfy reclamation bonding requirements related to our planned exploration at the Libby adit.  Currently we are engaged in staffing, equipment acquisition, and pilot water treatment testing for the drilling program.

Our focus for 2007 is the commencement of our planned underground evaluation drilling program, the update of the Montanore environmental and engineering studies focused on determining an economically viable operational design, and the re-establishment of previously issued environmental and mining permits.

The Company continues to hold its Iroquois and Advance zinc-lead properties in Washington on a care and maintenance basis and plans to evaluate these properties in light of the current base metals market in the first half of 2007.  The Company also has a small income from a working interest royalty, acquired more than 40 years ago, in several producing oil wells located in Kansas.

Competition

There is aggressive competition within the minerals industry to discover and acquire properties considered to have commercial potential.  When we wish to acquire an exploration project, we typically compete with other entities, many of which have greater resources than we do.  In addition, we compete with others in efforts to obtain financing to explore and develop mineral properties.

Employees

As of March 7, 2007, the Company had seven employees located in Spokane, Washington and six employees in Libby, Montana.  Outside consultants are engaged to perform project and permitting tasks involved in re-permitting the Montanore Project.  The Company expects to continue to rely on the use of outside services in the immediate future.

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

ITEM 1A.

RISK FACTORS

Our business, operations, and financial condition are subject to various risks.  We urge you to consider the following risk factors in addition to the other information contained in, or incorporated by reference into, this Annual Report on Form 10-K.

We have no recent history of production.

We have no recent history of producing silver or other metals.  The development of our Montanore Project would require the construction and operation of mines, processing plants, and related infrastructure.  As a result, we are subject to all of the risks associated with establishing a new mining operation and business enterprise.  There can be no assurance that we will successfully establish mining operations or profitability.

We have a history of losses and we expect losses to continue for at least the next three years.

As an exploration and development company that has no production history, we have incurred losses since our inception and we expect to continue to incur additional losses for at least the next three years.  As of December 31, 2006, we had an accumulated deficit of $15.8 million.  There can be no assurance that we will achieve or sustain profitability in the future.

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

If we discover ore, it usually takes several years from the initial phases of exploration until production is possible. During this time, the economic feasibility of production may change. As a result of these uncertainties, there can be no assurance that we will successfully acquire additional mineral rights, or that our exploration programs will result in new proven and probable reserves in sufficient quantities to justify commercial operations at any of our properties.

We may not be able to obtain permits required for development of the Montanore Project.

In the ordinary course of business, mining companies are required to seek governmental permits for expansion of existing operations or for the commencement of new operations. We will be required to reactivate numerous permits for our Montanore Project. Obtaining the necessary governmental permits is a complex and time-consuming process involving numerous jurisdictions and often involving public hearings and costly undertakings. Obtaining required permits for the Montanore Project may be more difficult due to its location within the Cabinet Wilderness Area, its proximity to core habitat of certain protected species, including the grizzly bear, and the efforts of a third party to permit a mining operation near the Montanore Project.

In addition, mining projects require the establishment and presentation of environmental baseline conditions for air, water, vegetation, wildlife, cultural, historical, geological, geotechnical, geochemical, soil and socioeconomic parameters.  An Environmental Impact Statement would be required before we could commence mine development or mining activities.  Baseline environmental conditions are the basis on which direct and indirect impacts of our project are evaluated and based on which potential mitigation measures would be proposed.  If the Montanore Project were found to significantly adversely impact the baseline conditions, we could incur significant additional costs to correct the adverse impact and delays in the Montanore Project could result.

In addition, permits would also be required for storm-water discharge; air quality; wetland disturbance; dam safety (for water storage and/or tailing storage); septic and sewage; water rights appropriation; and possibly others.  In addition, compliance must be demonstrated with the Endangered Species Act and the National Historical Preservation Act consultation process.

The duration and success of our efforts to re-permit are contingent upon many variables not within our control.  There can be no assurance that all necessary permits will be obtained and, if obtained, that the costs involved will not exceed those that had been previously estimated.  It is possible that the costs and delays associated with the compliance with such standards and regulations could become such that we would not proceed with the further exploration development or operation of a mine or mines at the Montanore Project.

We may not be able to raise the funds necessary to develop the Montanore Project.

If our exploration efforts at Montanore are successful, our current estimates indicate that we would be required to raise approximately $415 million in external financing to develop and construct the Montanore Project.  Sources of external financing could include bank borrowings and debt and equity offerings.  Financing may not be available on acceptable terms, or at all, and we may not be able to secure the financing necessary to begin or sustain production at the Montanore Project.  The failure to obtain financing would have a material adverse effect on our growth strategy and our results of operations and financial condition.

Our future success is subject to risks inherent in the mining industry.

Our future mining operations, if any, would be subject to all of the hazards and risks normally incident to developing and operating mining properties.  These risks include insufficient ore reserves, fluctuations in metal prices and increases in production costs that may make mining of reserves uneconomic; significant environmental and other regulatory restrictions; labor disputes; geological problems; failure of underground stopes and/or surface dams; force majeure events; and the risk of injury to persons, property or the environment.

Our future profitability will be affected by changes in the prices of metals.

If we establish reserves, complete a favorable feasibility study for the Montanore Project, and complete development of a mine, our profitability and long-term viability would depend, in large part, on the market price of silver and copper.  The market prices for these metals are volatile and are affected by numerous factors beyond our control, including:

•

global or regional consumption patterns;

•

supply of, and demand for, silver and copper;

•

speculative activities;

•

expectations for inflation; and

•

political and economic conditions.

The aggregate effect of these factors on metals prices is impossible for us to predict. Decreases in metals prices have delayed, and could in the future adversely affect our ability to finance, the exploration and development of our properties, which would have a material adverse effect on our financial condition and results of operations and cash flows. There can be no assurance that metals prices will not decline.  During the five-year period ended December 31, 2006, the high and low settlement prices for silver and copper were $14.94 and $8.93 per ounce and $4.08 and $2.13 per pound, respectively.

Changes in mining or common metal laws could increase costs and impair our ability to develop our properties.

From time to time the U.S. Congress may consider revisions in its mining and environmental laws. It remains unclear to what extent new legislation may affect existing mining claims or operations.  The effect of any such revisions on our operations cannot be determined conclusively until such revision is enacted; however, such legislation could materially increase costs on properties located on federal lands, and such revision could also impair our ability to develop the Montanore Project and other mineral projects.

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

The market price of our common stock could experience volatility and could decline significantly.

Our common stock is listed on the American Stock Exchange (AMEX) and the Toronto Stock Exchange (TSX).

Securities of small-cap companies have experienced substantial volatility in the past, often based on factors unrelated to the financial performance or prospects of the companies involved.  These factors include macroeconomic developments in North America and globally and market perceptions of the attractiveness of particular industries.  Our share price is also likely to be significantly affected by short-term changes in silver and copper prices or in our financial condition or results of operations as reflected in our quarterly earnings reports.  Other factors unrelated to our performance that could have an effect on the price of our common stock include the following:

•

the extent of analytical coverage available to investors concerning our business is limited because investment banks with research capabilities do not follow our securities;

•

the trading volume and general market interest in our securities could affect an investor’s ability to trade significant numbers of shares of our common stock;

•

the relatively small size of the public float will limit the ability of some institutions to invest in our securities; and

•

a substantial decline in our stock price that persists for a significant period of time could cause our securities to be delisted from the AMEX and the TSX, further reducing market liquidity.

As a result of any of these factors, the market price of our common stock at any given point in time might not accurately reflect our long-term value.  Securities class action litigation often has been brought against companies following periods of volatility in the market price of their securities.  We could in the future be the target of similar litigation. Securities litigation could result in substantial costs and damages and divert management’s attention and resources.

ITEM 1B.

UNRESOLVED STAFF COMMENTS

None.

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

The Company’s ownership of the Montanore deposit stems primarily from its ownership of two patented mining claims, identified as HR 133 and HR 134, which cover the surface outcrop or “apex” of the gently dipping mineralized beds.  According to U.S. mining law, the holders of claims covering the apex of a dipping, tabular deposit own the minerals to depth, even if the deposit passes from beneath the apex claim.  For the Company’s claims at Montanore these “extralateral rights” have been confirmed by the U.S.

Secretaries of Agriculture and Interior and upheld in U.S. District Court.  In addition to the patented apex claims, the Company owns unpatented claims located along the fault which bounds the southwestern margin of the deposit and extends outside of the western border of the Cabinet Wilderness Area.

The Company’s property holdings for operational access and infrastructure support for the Montanore Project are located to the east of the deposit, south of the town of Libby, and are accessed from Libby by about 16 miles of secondary road up Libby Creek. The apex of the deposit can be reached from Noxon, the nearest town, by taking State Highway 200 about 2 miles to the east and then north about 5 miles on a secondary graveled road to the junction of the west and east forks of Rock Creek.  From this point it is about a 4-mile hike up a Jeep trail behind a locked U.S. Forest Service gate to the deposit outcrop.  The deposit outcrops near the border of, and lies entirely within the Cabinet Wilderness Area.  Because any future mining of the deposit would take place underground and the Company has access to the deposit from outside the Cabinet Wilderness Area, (our patented mining claims and certain other mineral rights predate the wilderness area designation), we do not believe that any future mining or associated surface activity would impact the wilderness area.

On May 31, 2006, we acquired Hard Rock Operating Permit 150 that covers certain exploration activities and the Montana Pollution Discharge Elimination System (MPDES) water discharge permit for the Montanore Project and title to properties providing access to the portal of the Libby adit. The 14,000 foot Libby adit was constructed in the early 1990s by previous operators.  The adit stops approximately 2,000 feet short of the deposit.  During the third quarter of 2006, the Company reopened the adit and completed initial water testing to determine the treatment method for water discharged from the adit.  The necessary permit revisions were received in November 2006 to undertake a planned $40 million underground evaluation drilling program over the next two years.  Also in the fourth quarter 2006, we purchased a site generator and erected a warehouse building at the Libby adit site, along with an office and employee change facility.  We established a $1.124 million stand-by letter of credit in early January 2007 to satisfy reclamation bonding requirements related to our planned exploration at the Libby adit.  Currently we are engaged in staffing, equipment acquisition, and pilot water treatment testing for the drilling program.  Prior to this acquisition there were no plant, equipment, subsurface improvements or equipment other than the Libby adit, which was plugged and in reclamation.  Power for the planned evaluation drilling program is expected to be provided by three on-site generators. The Company owns water rights associated with the Montanore property that it believes would be sufficient for possible mining activities.

Non-Reserves – Mineralized Material; Measured, Indicated and Inferred Resources

The estimate of mineralized material set forth below was prepared by Mine Development Associates, referred to as MDA.  The estimate was prepared in accordance with SEC Industry Guide 7 based on silver and copper prices of $6.24 per ounce and $1.26 per pound, respectively, which represent three year average prices as of December 31, 2005.

Mineralized Material Estimate in Accordance with U.S. SEC Industry Guide 7

	Tons	Silver Grade (Ounces per ton)	Copper Grade	Cutoff Grade (Silver ounces per ton)
Mineralized Material	81,506,000	2.04	0.75%	1.0

In accordance with Canadian National Instrument 43-101, MDA has estimated the resource at Montanore as set forth below.  Steve Ristorcelli, R.P. Geo., C.P.G., and David C. Fitch, C.P.G., are the qualified persons under Canada’s National Instrument 43-101 for this resource estimate.

Cautionary Note to U.S. Investors concerning estimates of Measured and Indicated Mineral Resources

This section uses the terms “measured mineral resources” and “indicated mineral resources”. We advise U.S. investors that while those terms are recognized and required by Canadian regulations, the U.S. Securities and Exchange Commission does not recognize them, and describes the equivalent as “Mineralized Material”. U.S. Investors are cautioned not to assume that any part or all of the mineral deposits in these categories will ever be converted into mineral reserves.

Cautionary Note to U.S. Investors concerning estimates of Inferred Mineral Resources

This section uses the term “inferred mineral resources.” We advise U.S. investors that while this term is recognized and required by Canadian regulations, the U.S. Securities and Exchange Commission does not recognize it. “Inferred mineral resources” have a great amount of uncertainty as to their existence, and great uncertainty as to their economic and legal feasibility. It cannot be assumed that all or any part of an inferred mineral resource will ever be upgraded to a higher category. In accordance with Canadian rules, estimates of inferred mineral resources cannot form the basis of feasibility or other economic studies. U.S. investors are cautioned not to assume that part or all of the inferred mineral resource exists, or is economically or legally mineable.

Resource Estimate as presented in Accordance with Canada’s National Instrument 43-101

	Tons	Silver Grade (Ounces per ton)	Copper Grade	Cutoff Grade (Silver ounces per ton)
Measured	4,026,000	1.85	0.74%	1.0
Indicated	77,480,000	2.05	0.75%	1.0
Inferred	35,080,000	1.85	0.71%	1.0

Geology

The Montanore Project contains a strata-bound silver-copper deposit occurring in the Revett Formation, which is part of an extensive series of Precambrian-aged metasedimentary rocks belonging to the Belt Supergroup.  The Revett Formation has been subdivided into three members (upper, middle and lower) based on the contained amounts of quartzite, silty quartzite and siltite.  The lower Revett, which hosts the mineralized horizons, is composed primarily of quartzite with lesser interbeds of siltite and silty quartzite.

The silver-copper mineralization at Montanore is strata-bound in the upper portions of the lower Revett Formation.  Copper and silver values are carried predominately in the minerals bornite, chalcocite, chalcopyrite and native silver in variable proportions and concentrations.  Minor to trace amounts of galena, digenite, covellite, tetrahedrite, gersdorffite and molybdenite have been identified.  Sulfide content of the mineralized rock rarely exceeds 3% to 4% and is commonly 1% to 2%.

The mineralized zone crops out at the surface and expends down dip at least 12,000 ft to the north-northwest.  The mineralization is open ended in the down dip direction.  Mineralization occurs in at least two sub-parallel horizons separated by a silver- and copper-deficient zone containing low-grade lead in the form of galena.

History

In 1983, U.S. Borax and Chemical Corporation discovered the Montanore silver/copper deposit, which extended in part beneath what is now the Company’s property.  In 1984, a lease for 11 claims was entered into between U.S. Borax and our predecessor, Heidelberg Silver Mining Co., Inc.  U.S. Borax conducted more than 70,000 feet of core drilling from the surface, which outlined the bedded silver/copper mineralization.  In 1988, U.S. Borax and partners sold their interest in the project to a joint venture between Noranda Minerals Corp. and Montana Reserves Co.

Also in 1988, Newhi, Inc., our wholly owned subsidiary, acquired the assets of Heidelberg through a corporate merger.  The assets acquired by Newhi consisted primarily of 34 unpatented mining claims located along the fault that borders the Montanore deposit, and a 4 acre patented mill site.  In 1993, we determined that 18 of the mining claims were immaterial to the maintenance of our interest in the Montanore project and these claims were dropped.  Of the remaining 16 claims, 11 claims were leased to U.S. Borax in November 1984, and acquired by Noranda in 1988.

In late 1989, Noranda began construction of the Libby adit, using a conventional tunneling method from a point east of the Cabinet Wilderness Area. The purpose of the program was to more accurately define and develop a portion of the deposit containing approximately 30 million tons.  The proposed work was to include a 3-mile long decline and approximately 2,000 feet of lateral development in the vicinity of the deposit.  Close spaced drilling was planned from these workings and bulk metallurgical samples were to be taken during this phase.  In December 1991, tunneling was stopped at approximately 14,000 feet, or about 2,000 feet short of the deposit, pending the completion of the project’s environmental impact statement, or EIS.  Also in 1991, Noranda completed the process to acquire patents to the two “apex” claims controlling the deposit.  In 1993, the joint venture between Noranda and Montana Reserves was dissolved with Noranda retaining rights to the project.

During 1993, the Montanore EIS was approved and Noranda was authorized to proceed with the project.  As part of the EIS process, this approval was subject to appeal, and several appeals were made.  In 1994, the U.S. Forest Service denied all appeals.

In 1991, an environmental group brought suit against Noranda and the U.S. Forest Service concerning the validation of Noranda’s apex claims.  In 1993, the U.S. Secretary of Agriculture found that Noranda’s mining claims were valid, and in 1997 the U.S. District Court hearing the case also ruled that Noranda’s claims were valid.  The court decision was appealed and in March, 1999 the U.S. Court of Appeals for the Ninth Circuit upheld the U.S. District Court decision.  In 2001 the U.S. government issued patents for the two claims covering the apex of the deposit, thus assuring Noranda ownership of the Montanore deposit.

In 2002, Noranda notified us that it was abandoning its rights to the project.  Under the terms of its claim lease agreement with Newhi, Inc., Noranda was required to quitclaim to us any claims owned by Noranda that overlapped the original Heidelberg claims.  As the newly patented apex claims were overlapping, Noranda deeded these claims to Newhi in August 2002.  The mineral rights we acquired are subject to a $0.20 per ton royalty, and a 5% net profits royalty which would commence after the operator has recovered all of its exploration and development costs.  In December 2002, Noranda transferred to us 70,000 feet of drill core and all geologic, environmental, and engineering data generated during its 14 year management of the project.

The Company resubmitted its plan of operation and hard rock mine operating permit application for the Montanore project to the U.S. Forest Service and Montana Department of Environmental Quality (MDEQ) at the end of December 2004.  See “—Permitting and Environmental.”

We are conducting an extensive optimization review and feasibility study of the Montanore Project in order to update the mine plan and to determine the optimal rates of production.  We have spent an estimated $6.9 million on the Montanore property since acquiring it, primarily on the re-permitting process, a pre-feasibility study, exploration and an additional $50,000 per year in property holding costs. We estimate expenditures of at least $16.0 million in 2007 in connection with the continued permitting, engineering, exploration and preparation for and commencement of the underground evaluation drilling program.

Engineering

McIntosh Engineering and Hatch Ltd. completed the Cost Update Study and generated a draft report for the project in May 2006. This report included engineering optimization, engineering review, cost updates, mine planning, and other aspects of the project.  The report also provides additional optimization opportunities that should be evaluated as part of the on-going internal engineering work currently underway.

As part of the mine planning effort, we assembled all of the geologic information developed by Noranda and U.S. Borax for the project and incorporated the information into the Vulcan mine modeling package.  This 3-dimensional geologic model is a critical first step in further evaluating mine planning activities and projection of ore zones.  This information was also used to develop the underground drilling targets for the evaluation drilling program, described below.

Evaluation Drilling Program

In November 2006 we received approval for a second minor revision to Hard Rock Operating Permit 150, allowing us to begin our underground evaluation drilling program.  Under this planned $40 million program, we expect to dewater and rehabilitate the Libby adit, and then advance the adit approximately 3,000 feet towards the middle of the deposit.  An additional 10,000 feet of development drifting will be necessary to provide drill access, following which we expect to undertake diamond core drilling of approximately 51 holes totaling approximately 45,000 feet.

With the exception of the first 600 feet, the length of the adit contains water.  The Company plans to treat water discharged from the adit using ultra-filtration and possibly chemical pre-treatment so that discharged water, both during the dewatering process as well as development of the adit and drilling program, can meet Montana’s water quality standards.  The pilot scale tests of the water treatment method were completed in February 2007.

As dewatering takes place, the Company plans to rehabilitate and develop the adit, which is anticipated to include, among other activities, scaling the walls, installing new roof bolts and extending electricity, venting and dewatering infrastructure into the adit. Once rehabilitation is complete, expected by the end of the second quarter of 2007, the Company expects to advance the adit by approximately 3,000 feet, followed by 10,000 feet of development drifting and establishment of drill stations.  The construction of site facilities was completed in January 2007.  Power for the planned evaluation drilling program is expected to be provided by three on-site generators. The objectives of the underground evaluation program are to:

•

Expand the known higher grade zones of the deposit

•

Develop additional information about the deposit with the objective of preparing a bankable feasibility study

•

Assess and define the mineralized zone that extends beyond the current resource boundary

•

Provide additional data for geotechnical, hydrological and other information required to complete a final bankable feasibility study

We expect that this drilling will be completed in late 2008. We are assessing the workforce needed to initiate the evaluation drilling program and added three more employees on site in late January 2007.  In addition, we have reviewed equipment availability and completed several rounds of discussions with vendors and equipment manufacturers on delivery of equipment based on the anticipated evaluation drilling program schedule. We are currently in the process of soliciting equipment bids.

Permitting and Environmental

During 2006, we continued to advance the permitting effort for the Montanore Project.  The United States Forest Service and MDEQ have been actively engaged in reviewing company reports and applications.  Baseline data, technical reports, and supplemental applications have been submitted as part of the environmental review process.  Our consultants continue to address technical questions and comments generated by the agencies as they advance the draft EIS, which we expect to be completed in mid-2007.

Prior to issuance of the final EIS the U.S. Forest Service is required to complete a biological assessment and submit and initiate a consultation with the U.S. Fish and Wildlife Service for the purpose of issuing a biological opinion addressing the impact of the project on threatened and endangered species, including grizzly bear, lynx and bull trout. Following the issuance of the final EIS, we expect that each agency will issue a Record of Decision and their respective formal permits and authorization. Required permits include, but are not limited to, a wetland 404 permit, a water discharge permit (MPDES), a power transmission line permit and further revisions to Hard Rock Operating Permit 150.

We submitted a MPDES draft application to the MDEQ in the third quarter of 2005.  The agencies had several comments for which we developed technical responses, submitted a supplemental application in late 2006 and completed additional work in January 2007.  This permit will establish the allowable discharge levels of mine and rain water during development and operations, if any, of the Montanore Project.

A study by Bonneville Power Authority (BPA) required for the EIS and power agreement was completed in draft form late in 2006.  It is expected that BPA’s report on this study will be finalized in early 2007.  This report is required for both the Project EIS and review by the MDEQ of the application for the transmission line that would supply power to the Project if a mine were developed.  In addition to the BPA report, we have submitted additional technical responses to the MDEQ concerning the transmission line.

Montana permitting regulations require the Company to submit a Hard Rock Mine Impact Analysis to Lincoln County and City of Libby local government agencies, which assesses potential economic benefits to and impacts on local government services.  We submitted and presented this Impact Analysis to the Lincoln County and City of Libby governmental officials in late 2005.  They completed a preliminary analysis and developed questions with respect to the economic analysis.  As part of the process, we developed a proposal to pre-pay taxes for the first year of construction to assist the county in offsetting the limited impacts to the local community.  The County is reviewing this final proposal and it is expected to be accepted by early 2007.

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
DRAWN: JASPER GEOGRAPHICS	

REVISED APPLICATION FOR HARD ROCK OPERATING PERMIT & PROPOSED OPERATING PLAN

GENERAL PROJECT & OREBODY LOCATION

MONTANORE PROJECT - LINCOLN COUNTY, MONTANA

Advance and Iroquois Properties

The Company owns the Advance and Iroquois zinc-lead exploration properties located in northeastern Washington State, approximately six miles south of the Canadian border.  The properties are situated five miles apart along a belt of Cambrian carbonate sediments that have acted as host rocks for several former mines.  Both properties are easily accessible on secondary graveled roads by two wheel drive vehicles.  A large zinc smelter and refinery is located at Trail, British Columbia, Canada, approximately 17 miles distance, over excellent roads.

The Company was originally formed in 1947 to explore the Advance and Iroquois properties.  Since that time, it has leased its holdings to major companies including Rare Metals, Inc. (El Paso Natural Gas) (1959-65), The Bunker Hill Company (1962-65), Cominco American, Inc. (1966-67 and 1974-75), Brinco, Ltd. (RTZ Group) (1977-78), and Equinox Resources Ltd.  (1989-91). Total expenditures on the properties to date are estimated to be at least $1,500,000.

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

Mineralization consists of irregular bands, lenses, and fine disseminations of sphalerite and galena accompanied by varying amounts of pyrite.  The mineralization is considered to have been localized by permeable zones within and peripheral to breccia bodies created by solution collapse. The sulfide minerals are found in white dolomite that makes up the breccia matrix and fills other voids, and also as selective replacements of the host carbonate rocks.  Individual deposits have irregular gradational borders and are crudely lensoidal to oval in outline. Their elongated third dimension parallels the regional strike of the host rocks, and often plunge at low angles.  Cross sectional widths up to 80 feet and heights of as much as 150 feet have been noted in the more prominent zones.  Lengths of mineralization vary up to 650 feet.  The deposits have a tendency to occur together in an enechelon pattern over a stratigraphic interval of as much as 300 feet.  Such groupings of deposits may be more or less interconnected and have composite lengths of as much as 5,000 feet.  Metal values generally decrease outward thus necessitating a border to be established by economic consideration.  Although individual sample values within a deposit may be as high as 20% zinc, average values for a deposit will usually range up to 7% zinc and 1% lead depending upon the “assay border” selected.

The Advance property consists of 720 acres of patented mining claims located approximately five miles east of the town of Northport.  The property is reached from Northport, the nearest town, by taking the paved Deep Lake road south for four miles to the graveled Black Canyon road and thence north for three miles. The Metaline Formation is the principal rock unit to crop out on the Advance property.  Previous exploration consisting of soil sampling, drilling, trenching, and tunneling has shown that several zones of low-grade, disseminated zinc mineralization occur on the property.  The Advance property is without known reserves, is considered to be of an exploratory nature, and is held by the Company on a maintenance basis. We expect to undertake a technical review and commence disposition of this property in mid-2007.

The Iroquois property consists of 62 acres of patented mining claims and surface rights, and 15 unpatented mining claims containing about 300 acres.  The property is reached from Northport, the nearest town, by taking the paved Deep Lake road south and east for 19 miles to the graveled Iroquois Mine Road, and thence northeast for three miles.  The unpatented mining claims are held subject to a $100 per claim annual payment to the U.S. Federal government.  More than 25,000 feet of drilling and approximately 2,600 feet of tunneling have shown low-grade mineralization to occur in multiple zones, extending for the entire 5,000 foot length of the property.  Most of the exploration has been concentrated in one area where a mineralized zone of disseminated zinc with associated lead values has been outlined over approximately 900 feet in length and within 300 feet of the surface.  The Iroquois property is without known reserves, is considered to be of an exploratory nature and is held by the Company on a maintenance basis.  We expect to undertake a technical review and commence disposition of this property in mid-2007.

Oil Interests

We receive income from a 10.16% working interest in four oil wells on a lease in Sumner County, Kansas.  Although the wells have now produced for more than 40 years, independent consultants calculated our 1981 share of the remaining reserves available through primary and secondary recovery to be at least 20,000 barrels.  Production since 1981 has totaled approximately 10,000 barrels to our account. We do not engage in oil and gas exploration or production activities.

ITEM 3.

LEGAL PROCEEDINGS

On August 11, 2005, Mines Management was named as a co-defendant in a lawsuit filed by Montana Reserves Company in the Superior Court of the State of Washington in Spokane County, Washington. Named as co-defendants are Noranda Minerals, Normin Corp., Mines Management and Newhi, Inc. The action seeks damages in connection with the conveyance of the Montanore property from Noranda to Newhi, and challenges the computation of a net proceeds royalty payable to Montana Reserves pursuant to a Royalty Agreement between Noranda and Montana Reserves in respect of the Montanore property.  We do not believe that the outcome of this lawsuit will have a material adverse effect on the Company.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of 2006 to a vote of security holders.

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

The common stock commenced trading on AMEX under the symbol, “MGN,” on March 24, 2004. On January 10, 2006, the Company’s common stock began trading on the Toronto Stock Exchange under the symbol “MGT.”

The following table shows the high and low closing sales prices for our common stock for each quarter since January 1, 2005.  The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.  On March 7, 2007, the closing price of the Company’s common stock was $5.05 on AMEX and Cdn$6.08 on TSX.

Fiscal Year	High	Low
2006:
First Quarter	$8.98	$6.20
Second Quarter	$9.97	$6.20
Third Quarter	$7.47	$5.60
Fourth Quarter	$6.40	$4.91

2005:
First Quarter	$6.28	$3.75
Second Quarter	$6.15	$4.13
Third Quarter	$5.52	$4.92
Fourth Quarter	$8.30	$6.22

As of March 7, 2007 there were 879 shareholders of record of our common stock and approximately 3,175 additional shareholders whose shares are held through brokerage firms or other institutions.

We have never paid dividends and any future decision as to the payment of dividends will be at the discretion of our board of directors and will depend upon our earnings, receipt of dividends from our subsidiaries, financial position, capital requirements, plans for expansion and such other factors as our board of directors deems relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation available for future issuance reflected in column (a)) (c)
Equity compensation plans approved by shareholders	2,194,000	$3.70	806,000
Equity compensation plans not approved shareholders	--	--	--
Total	2,194,000	$3.70	806,000

ITEM 6.

SELECTED FINANCIAL DATA

The selected financial data of Mines Management, Inc. for the years ended December 31, 2006, December 31, 2005, December 31, 2004, and the period from August 12, 2002 (inception) through December 31, 2006 are derived from audited financial statements.  This table should be read in conjunction with the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Years Ended December 31			From Inception August 12, 2002 Through December
	2006	2005	2004	2006
Statement of Operations:
Revenues	$ 13,130	$ 11,282	$ 8,604	$ 28,369
Operating Expenses	$ (6,293,164)	$ (5,448,169)	$ (2,652,056)	$ (9,626,735)
Loss from Operations	$ (6,280,034)	$ (5,436,887)	$ (2,643,452)	$ (9,598,366)
Other Income	$ 296,489	$ 226,877	$ 127,383	$ 373,833
Net Loss	$ (5,983,545)	$ (5,210,010)	$ (2,516,069)	$ (9,224,533)

Net Loss per Share of Common Stock	$ (0.47)	$ (0.45)	$ (0.26)

Weighted Average Shares of	12,781,827	11,461,043	9,745,097
Common Stock Outstanding

Cash Flow Data:
Cash Flows from Financing Activities	$ 1,513,750	$ 6,686,520	$ 6,448,010	$ 15,171,659
Cash Used in Operating Activities	$ 4,858,322	$ 4,178,761	$ 1,217,131	$ 6,022,094
Cash Used in Investing Activities	$ 560,070	$ 284,460	$ 3,088,521	$ 4,543,606

Balance Sheet Data:
Total Assets	$ 6,330,468	$ 9,673,157	$ 7,135,017
Total Liabilities	$ 301,614	$ 171,101	$ 114,984
Shareholders Equity	$ 6,022,854	$ 9,502,056	$ 7,020,033

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes (“Notes”).

Overview

We made significant progress on advancing the Montanore Project in 2006.

2006 Highlights

•

Cross-listed our common stock on the Toronto Stock Exchange, effective January 10, 2006.

•

Received independent estimate of mineralized material and mineral resources from Mine Development Associates on March 1, 2006 and filed a report under Canada’s National Instrument 43-101, reporting mineral resources at Montanore.

•

Completed the initial Montanore Project mining and milling cost studies by Hatch of Vancouver, identifying critical areas of focus for project improvement and development.

•

Acquired two Noranda subsidiaries holding Hard Rock Operating Permit 150 and MPDES water discharge permit for exploration drilling, and title to the properties at the portal site of the Libby adit.

•

Filed a $65 million shelf registration statement with the Securities and Exchange Commission, which became effective June 27, 2006.

•

Continued drafting of the  Montanore Project Environmental Impact Statement, in cooperation with an independent consultant and the MDEQ.

•

Received final approval on November 28, 2006 for a minor revision to Hard Rock Operating Permit 150 to resume exploration and drilling activities at the Libby adit following a review by the MDEQ.

•

Conducted the first phase of the re-opening of the Libby adit portal and preliminary evaluation and water quality tests in the third quarter of 2006.

Our year end cash and certificates of deposit balance remained strong at over $5.1 million.  Our net cash expenditures for operating activities for the year 2006 totaled $4.9 million, as expected.  In 2007, the Company plans to focus on commencement of a $40 million underground evaluation drilling program at the Montanore Project’s Libby adit located in northwestern Montana. The Company intends to continue its emphasis on the re-permitting applications and commencement of a phased financing plan for the Montanore project.  The Company will require additional capital to complete the proposed $40 million evaluation and drilling program starting in early 2007.

Financial and Operating Results

Mines Management, Inc. reported a net loss for the year ended December 31, 2006 of $6.0 million or $0.47 per share versus a loss of $5.2 million or $0.45 per share and $2.5 million or $0.26 per share for the years ending December 31, 2005 and 2004, respectively.  The 2006 increase in net loss versus 2005 of $0.8 million, and the 2005 net loss increase versus 2004 of $2.7 million, were primarily due to increased expenditures in Montanore Project and administrative expense:

Expense Summary (millions)
Expenditures	2006	2005	2004
Montanore Project Expense	$ 2.7	$ 2.2	$ .2
Administrative Expense	$ 2.7	$ 2.2	$ 1.0
Non Cash Stock Option Expense	$ 0.9	$ 1.0	$ 1.4
Interest Income	$ (.3)	$ (.2)	$ (.1)

Montanore project expense includes exploration, fees, filing and licenses, environmental, engineering and permitting expense.  Increased activity on the Montanore Project was primarily the result of increased payments to consultants for permitting activities, collecting additional environmental baseline data, mineralized material and resource studies, and exploration activities related to reopening the Libby adit.  Administrative expense, which includes general overhead and office expense, legal, accounting, compensation, rent, taxes, and investor relations expense, increased $0.5 million or 22% in 2006 over 2005 as we added two additional staff members, increased legal and accounting fees due to increased regulatory requirements and implementation of Sarbanes-Oxley Act of 2002 reporting on internal controls as an accelerated filer for 2006, and a general increase in the Company’s activities.  Stock option expense, which includes stock options granted to officers, employees and consultants, remained approximately unchanged from 2005 to 2006, while interest income increased slightly due to a full year of interest for certificates of deposit purchased in October of 2005.

The major area for additional spending for 2005 over 2004 was the increased activity on the Montanore Project, primarily as a result of increased payments to consultants for permitting activities, collecting additional environmental baseline data, mineralized material and resource studies, and mine engineering and optimization.  Administrative expense doubled in 2005 over 2004 as we commenced an investor relations program targeted at increasing liquidity, hired additional employees for the Montanore Project, and leased additional office space in January 2005 to accommodate our expanded staff.  Stock option expense, which includes stock options granted to officers, employees and consultants, decreased from 2004 to 2005 due to fewer options being granted and no previously issued options vesting in 2005.

Liquidity

At December 31, 2006, our aggregate cash, short term investments, and long term investments totaled $5.2 million compared to $8.9 million at December 31, 2005.  In 2006, we received $1.5 million from the exercise of warrants and stock options.  The net cash used for operating activities was $4.9 million, which consisted primarily of permitting, environmental exploration, and engineering expenses for the Montanore project and administrative expenses.  The net decrease in cash and cash equivalents for the year ending December 31, 2006 was $3.9 million.

We anticipate spending approximately $1.0 million each quarter in 2007 for ongoing operating expenses and an additional $5.0 million per quarter for the evaluation drilling program starting with the second quarter of 2007 for estimated total 2007 expenditures of approximately $19.0 million.  The Company will require external financing in 2007 to fund the evaluation drilling program.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

Table of Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2006:

Contractual Obligations	Total	Less Than 1 Year	2 – 3 Years	4 – 5 Years	Thereafter

Operating leases	$416,000	$ 72,000	$144,000	$200,000	$ -

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

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements for the years ended December 31, 2006, 2005 and 2004 are included in this Report on Form 10-K as set forth below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

27-29

FINANCIAL STATEMENTS:

Consolidated balance sheets

30

Consolidated statements of income

31

Consolidated statements of stockholders’ equity

32-33

Consolidated statements of cash flows

34

Notes to consolidated financial statements

35-44

LeMASTER & DANIELS PLLC

SPOKANE
COLFAX
GRANDVIEW
MOSES LAKE
OMAK
OTHELLO
QUINCY
TRI-CITIES
WALLA WALLA
WENATCHEE
YAKIMA
BOISE

ACCOUNTING AND CONSULTING SERVICES

MEMBER OF McGLADREY NETWORK

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Mines Management, Inc. and Subsidiaries
Spokane, Washington

We have audited the consolidated balance sheets of Mines Management, Inc. (an Idaho Corporation) and Subsidiaries as of December 31, 2006, 2005, and 2004, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended and for the period from inception of the development stage (August 12, 2002 through December 31, 2006). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mines Management, Inc. and Subsidiaries as of December 31, 2006, 2005, and 2004, and the results of their operations and their cash flows for the years then ended and for the period from inception of the development stage (August 12, 2002 through December 31, 2006) in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Mines Management, Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2007, expressed an unqualified opinion thereon.

LeMaster & Daniels PLLC

Spokane, Washington
February 26, 2007

LEMASTER & DANIELS PLLC

SPOKANE
COLFAX
GRANDVIEW
MOSES LAKE
OMAK
OTHELLO
QUINCY
TRI-CITIES
WALLA WALLA
WENATCHEE
YAKIMA
BOISE

ACCOUNTING AND CONSULTING SERVICES

MEMBER OF McGLADREY NETWORK

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Mines Management, Inc. and Subsidiaries
Spokane, Washington

We have audited management's assessment, included in the accompanying Management's Report on Internal Control, that Mines Management, Inc. and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Mines Management, Inc. and Subsidiaries' management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, management's assessment that Mines Management, Inc. and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Mines Management, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Mines Management, Inc. and Subsidiaries as of December 31, 2006, 2005, and 2004, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2006, of Mines Management, Inc. and Subsidiaries and our report dated February 26, 2007, expressed an unqualified opinion thereon.

LeMaster & Daniels PLLC

Spokane, Washington
February 26, 2007

Mines Management, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005	2004
Assets
CURRENT ASSETS:
Cash and cash equivalents	$ 743,652	$ 4,648,294	$ 2,424,995
Interest receivable	64,426	101,380	51,688
Prepaid expenses and deposits	71,118	30,169	27,989
Total current assets	879,196	4,779,843	2,504,672
MINERAL PROPERTIES	504,492	504,492	504,492
PROPERTY AND EQUIPMENT:
Mine buildings and leasehold improvements	172,535	39,917	12,926
Equipment	259,914	80,568	75,788
Office equipment	222,514	185,969	56,212
	654,963	306,454	144,926
Less accumulated depreciation	156,280	101,470	78,815
	498,683	204,984	66,111
INVESTMENTS:
Certificates of deposit	4,370,253	4,158,692	4,035,760
Available–for–sale securities	77,844	25,146	23,982
	4,448,097	4,183,838	4,059,742

	$ 6,330,468	$ 9,673,157	$ 7,135,017

Liabilities and Stockholders’ Equity
CURRENT LIABILITIES:
Accounts payable	$ 301,667	$ 130,655	$ 18,172
State income taxes payable	–	–	345
Due to officer	2,398	2,398	2,398
Severance currently payable	–	20,000	60,000
Payroll taxes payable	3,549	18,048	14,069
Total current liabilities	307,614	171,101	94,984
OTHER LIABILITIES:
Severance payable, long term	–	–	20,000
Total liabilities	307,614	171,101	114,984
CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common stock – 100,000,000 shares, $0.01 par value, authorized; 12,849,467, 12,469,510, and 10,630,590 shares issued and outstanding	128,494	124,695	106,306
Preferred stock – 10,000,000 shares, no par value, authorized	–	–	–
Additional paid–in capital	22,153,065	19,705,219	12,032,739
Accumulated deficit	(1,117,306)	(1,117,306)	(1,117,306)
Deficit accumulated during the development stage	(15,208,078)	(9,224,533)	(4,014,523)
Accumulated other comprehensive income	66,679	13,981	12,817
Total stockholders’ equity	6,022,854	9,502,056	7,020,033
	$ 6,330,468	$ 9,673,157	$ 7,135,017

See accompanying notes to consolidated financial statements.

Mines Management, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,			From Inception August 12, 2002 through December 31,
	2006	2005	2004	2006
REVENUE:
Royalties	$ 13,130	$ 11,282	$ 8,604	$ 41,499
OPERATING EXPENSES:
Depreciation	54,810	22,655	11,754	92,266
Administrative	867,240	701,064	296,814	1,982,749
Legal, accounting, and consulting	437,940	197,972	152,999	851,744
Miscellaneous	16,329	4,573	6,247	32,133
Exploration	148,614	718	368	153,310
Oil and gas operating	–	–	9,308	12,173
Rent and office	291,331	115,814	65,462	523,207
Compensation, directors, officers and staff	874,599	628,860	334,573	2,208,227
Taxes and licenses	52,129	38,569	23,549	138,090
Telephone	20,699	16,421	4,448	52,024
Fees, filing, and licenses	565,549	474,549	144,921	1,234,296
Environmental	275,065	112,954	120,811	520,828
Engineering	348,799	988,653	63,511	1,428,410
Permitting	1,402,165	1,141,018	–	2,549,667
Commissions	–	–	–	68,440
Stock options granted to officers and employees	899,260	443,780	1,417,291	3,471,131
Stock options granted for services	38,635	560,569	–	601,204
Total operating expenses	6,293,164	5,448,169	2,652,056	15,919,899
LOSS FROM OPERATIONS	(6,280,034)	(5,436,887)	(2,643,452)	(15,878,400)
OTHER INCOME:
Interest	296,489	226,877	127,383	666,864
Miscellaneous	–	–	–	3,458
	296,489	226,877	127,383	670,322
NET LOSS	$ (5,983,545)	$ (5,210,010)	$ (2,516,069)	$ (15,208,078)
NET LOSS PER SHARE	$ (0.47)	$ (0.45)	$ (0.26)
WEIGHTED–AVERAGE SHARES OF COMMON STOCK OUTSTANDING	12,781,827	11,461,043	9,745,097

See accompanying notes to consolidated financial statements.

Mines Management, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEAR ENDED DECEMBER 31, 2006, 2005 AND 2004

Common Stock		Issuable Common Stock		Additional Paid-in Capital	Accumulated Deficit	Deficit Accumulated During the Development Stage	Accum-ulated Other Compre-hensive Income	Total
Shares	Amount	Shares		Amount
Balances, August 12, 2002 (Inception)	5,316,956	$ 53,170	90,000	$ 22,500	$ 1,448,145	$ (1,117,306)	$ –	$ 846	$ 407,355
Common stock issued for cash	2,376,506	23,765			2,013,364				2,037,129
Exercise of stock options	561,246	5,612			(5,612)				–
Issuance of stock options					560,800				560,800
Common stock issued to directors	375,000	3,750			146,250				150,000
Common stock issued for services	5,000	50			1,950				2,000
Issuable common stock issued	90,000	900	(90,000)	(22,500)	21,600				–
Comprehensive loss:
Adjustment to net unrealized gain on marketable securities								42,249	42,249
Net loss						(1,498,454)		(1,498,454)
Comprehensive loss.									(1,456,205)
BALANCES, DECEMBER 31, 2003	8,724,708	87,247	–	–	4,186,497	(1,117,306)	(1,498,454)	43,095	1,701,079
Common stock issued for cash	1,736,139	17,361			6,430,649				6,448,010
Exercise of stock options	168,685	1,687			(1,687)				–
Issuance of stock options					1,417,291				1,417,291
Issuance of stock for Heidelberg shares	1,058	11			(11)				–
Comprehensive loss:
Adjustment to net unrealized gain on marketable securities								(30,278)	(30,278)
Net loss							(2,516,069)		(2,516,069)
Comprehensive loss									(2,546,347)
BALANCES, DECEMBER 31, 2004	10,630,590	106,306	–	–	12,032,739	(1,117,306)	(4,014,523)	12,817	7,020,033
Common stock issued for cash	1,016,667	10,167	–	–	5,662,835	–	–	–	5,673,002
Exercise of stock options	178,157	1,781	–	–	77,719	–	–	–	79,500
Exercise of stock warrants	618,367	6,184	927,834	934,018
Issuance of stock options	–	–	–	–	984,419	–	–	–	984,419
Revaluation of stock options	–	–	–	–	19,930	–	–	–	19,930
Issuance of stock for Heidelberg shares	25,729	257	–	–	(257)	–	–	–	–

Comprehensive loss:
Adjustment to net unrealized gain on marketable securities	–	–	–	–	–	–	–	1,164	1,164
Net loss	–	–	–	–	–		(5,210,010)	–	(5,210,010)
Comprehensive loss									(5,208,846)
BALANCES, DECEMBER 31, 2005	12,469,510	124,695	–	–	19,705,219	(1,117,306)	(9,224,533)	13,981	9,502,056
Exercise of stock options	273,374	2,733	–	–	876,516	–	–		879,249
Exercise of stock warrants	105,750	1,058	–	–	633,443	–	–		634,501
Issuance of stock options to employees	–	–	–	–	899,260	–	–		899,260
Issuance of stock options for services	–	–	–	–	38,635	–	–		38,635
Issuance of stock for Heidelberg shares	833	8	–	–	(8)	–	–		–
Comprehensive loss:
Adjustment to net unrealized gain on marketable securities	–	–	–	–	–	–	–	52,698	52,698
Net loss	–	–	–	–	–	–	(5,983,545)		(5,983,545)
Comprehensive loss									(5,930,847)
BALANCES, DECEMBER 31, 2006	12,849,467	$ 128,494	–	$ –	$ 22,153,065	$ (1,117,306)	$ (15,208,078)	$ 66,679	$ 6,022,854

See accompanying notes to consolidated financial statements.

Mines Management, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,			From Inception August 12, 2002 through December 31,
	2006	2005	2004	2006
Increase (Decrease) in Cash and Cash Equivalents
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (5,983,545)	$ (5,210,010)	$ (2,516,069)	$ (15,208,078)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of stock options	937,895	1,004,349	1,417,291	4,072,335
Stock received for services	–	–	–	(11,165)
Depreciation	54,810	22,655	11,754	92,266
Changes in assets and liabilities:
Interest receivable	36,954	(49,692)	(35,946)	(64,426)
Prepaid expenses and deposits	(40,949)	(2,180)	(20,489)	(70,618)
Accounts payable	171,012	112,483	(18,882)	304,065
Severance payable	(20,000)	(60,000)	(60,000)	–
State income taxes payable	–	(345)	(455)	(164)
Payroll taxes payable	(14,499)	3,979	5,665	369
Net cash used in operating activities	(4,858,322)	(4,178,761)	(1,217,131)	(10,885,416)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(348,509)	(161,528)	(52,761)	(589,111)
Purchase of certificates of deposit	(211,561)	(122,932)	(3,035,760)	(4,370,253)
Increase in mineral properties	–	–	–	(144,312)
Net cash used in investing activities	(560,070)	(284,460)	(3,088,521)	(5,103,676)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock	1,513,750	6,686,520	6,448,010	16,685,409
NET INCREASE IN CASH AND CASH EQUIVALENTS	(3,904,642)	2,223,299	2,142,358	696,317
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,648,294	2,424,995	282,637	47,335
CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 743,652	$ 4,648,294	$ 2,424,995	$ 743,652

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

b.

All exploration expenditures are expensed as incurred.  Significant property acquisition payments for active exploration properties are capitalized.  If no mineable ore body is discovered, previously capitalized costs are expensed in the period the property is abandoned.  Once a feasibility study has been completed, approved by management, and a decision is made to put the ore body into production, expenditures to develop new mines, to define further mineralization in existing ore bodies, and to expand the capacity of operating mines, are capitalized and amortized on the units of production basis over proven and probable reserves. Should a property be abandoned, its capitalized costs are charged to operations.  The Company charges to operations the allocable portion of capitalized costs attributable to properties sold.  Capitalized costs are allocated to properties sold based on the proportion of claims sold to the claims remaining within the project area.

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

Mines Management, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

Summary of Significant Accounting Policies (continued):

e.

Basic and diluted loss per share is computed using the weighted average number of shares outstanding during the periods (12,781,827, 11,461,043 and 9,745,097 in the years ended December 31, 2006, 2005, and 2004, respectively).  Stock options and warrants outstanding are antidilutive and are not considered in the computation.

f.

Cash and cash equivalents include cash on hand, cash in banks, investments in certificates of deposit with original maturities of 90 days or less, and money market funds.

g.

The Company’s financial instruments as defined by Statement of Financial Accounting Standards (SFAS) No. 107, Disclosures about Fair Value of Financial Instruments, include cash and loans payable.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2006.

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

In March 2005, the Financial Accounting Standards Board (FASB) issued Interpretation (FIN) No. 47, Accounting for Conditional Asset Retirement Obligations, which clarifies that the term conditional asset retirement obligation, as used in SFAS No. 143 refers to a legal obligation to perform an asset retirement activity where the timing or method of settlement are conditional on a future event.  Where the obligation to perform the asset retirement activity is unconditional, even though uncertainty exists about the timing or method of settlement, the entity is required to recognize a liability for the fair value of the conditional retirement obligation if reasonably estimable.  FIN No. 47 also clarifies when an entity would have sufficient information to reasonably estimate fair value.  At December 31, 2006, no asset retirement liabilities have been recorded by the Company.

Mines Management, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

Summary of Significant Accounting Policies (continued):

k.

In July 2006, FASB issued FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes.  FIN No. 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  FIN No. 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The interpretation applies to all tax positions related to income taxes subject to SFAS No. 109, Accounting For Income Taxes.  FIN No. 48 is effective for fiscal years beginning after December 15, 2006.  Differences between the amounts recognized in the balance sheets prior to the adoption of FIN No. 48 and the amounts reported after adoption should be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings.  The Company does not expect the adoption of this statement to have a material effect on its financial condition, results of operations, or cash flows.

l.

In May 2005, FASB issued SFAS No. 154, Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3.  SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change.  SFAS No. 154 does not change the guidance for reporting the correction of an error in previously issued financial statements or a change in accounting estimate.  The provisions of SFAS No. 154 shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  The Company does not expect the adoption of this statement to have a material effect on its financial condition, results of operations, or cash flows.

m.

In September 2006, FASB issued SFAS No. 157, Fair Value Measurements.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value under accounting principles generally accepted in the United States of America, and expands disclosures about fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The Company is currently evaluating the impact the adoption of this statement could have on its financial condition, results of operations, and cash flows.

n.

In December 2004, FASB issued SFAS No. 123R, Share-Based Payment, which revised SFAS No. 123 and superseded APB No. 25 and its related implementation guidance.  SFAS No. 123R requires measurement and recording to the financial statements of the costs of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, recognized over the period during which an employee is required to provide services in exchange for such award.  Effective January 1, 2004, the Company adopted SFAS No. 123R, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure.  As provided for under SFAS No. 148, the Company used the “modified prospective method” of transition.  Under that method of transition, the costs recognized in the financial statements for the years ended December 31, 2006, 2005, and 2004, are the same as if they had been based on their fair values at the grant date.  The Company recognized stock-based compensation of $937,895 (of which $38,635 was for services performed by outside parties), $1,004,349 (of which $560,569 was for services performed by outside parties), and $1,417,291 (of which $-0- was for services performed by outside parties) for the years ended December 31, 2006, 2005, and 2004, respectively.

Mines Management, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

Summary of Significant Accounting Policies (continued):

For purposes of calculating the fair value of options, volatility for the three years presented is based on the historical volatility of the Company’s common stock over its public trading life.  The Company currently does not foresee the payment of dividends in the near term.  The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Years Ended

                   December 31,

2006

2005

2004

Weighted average risk-free interest rate

4.67%

3.56%

1.27%

Weighted average volatility

59.02%

70.48%

72.50%

Expected dividend yield

-

-

-

Weighted average expected life (in years)

2.00

2.00

1.00

At December 31, 2006, the Company has four stock option plans, which are described more fully in note 5.

o.

Certain amounts in the prior-period financial statements have been reclassified for comparative purposes to conform to current period presentation with no effect on previously reported net loss.

NOTE 2 — STOCKHOLDERS’ EQUITY:

Common Stock:

In 2003, the Company sold 1,152,007 shares of common stock for $1,267,207 ($1.10 per share).  In connection with the stock sales, the Company granted warrants to purchase up to 1,152,007 shares of common stock at $1.20 per share through two years from the date of issue.  Cumulative warrants exercised relating to this issue at December 31, 2006, 2005, and 2004, were 1,152,007, 1,152,007, and 573,640 shares, respectively.

In 2004, the Company sold 1,285,000 shares of common stock for $6,425,000 ($5.00 per share).  In connection with the stock sales, the Company granted warrants to purchase up to 511,000 shares of common stock at $7.25 per share through five years from the initial exercise date.  The Company paid a cash finder’s fee of 7% of the gross offering funds received in the offering.  The finder also received 3% warrant compensation or warrants to purchase 192,750 shares of common stock at $7.25 per share through February 18, 2009.  These warrants were repriced at $6.00 per share in October 2005, in accordance with the terms of the 2004 warrant agreement.  Cumulative warrants exercised relating to this issue at December 31, 2006, 2005, and 2004, were 145,750, 40,000, and -0-, respectively.

Mines Management, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 2 — STOCKHOLDERS’ EQUITY (continued):

Common Stock (continued):

In 2005, the Company sold 1,016,667 shares of common stock for $6,100,002 ($6.00 per share).  In connection with the stock sales, the Company granted warrants to purchase up to 737,084 common stock shares at $8.25 per share through five years from the initial exercise date.  To date, no warrants have been exercised.  The Company paid a cash finder’s fee of 7% of the gross offering funds received in the offering.  The finder also received a 3.75% warrant compensation or warrants to purchase 228,750 shares of common stock at $8.25 per share through October 20, 2010.

In 2005, the Company also sold an additional 40,000 shares of common stock for $240,000 ($6.00 per share).

Preferred Stock:

The Company has authorized 10,000,000 shares of no-par-value preferred stock.  Through December 31, 2006, the Company had not issued any of the authorized preferred stock.

NOTE 3 — MINING PROPERTIES:

Mining properties are comprised of acquisition, exploration, and development costs related to the Advance and Iroquois properties in the Northport region of northeastern Washington State and the Montanore property in northwestern Montana, as shown below:

                                         December 31,

2006

2005

2004

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

Mines Management, Inc. and Subsidiaries

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

The Company owns 45,000 free-trading shares of Bitterroot Resources, Ltd. (BTT), a public Canadian corporation traded on the Toronto Venture Exchange.  The shares are held as “available for sale.”  This investment is being recorded at fair market value with a corresponding adjustment to stockholders’ equity.  The 45,000 free-trading shares at December 31, 2006, 2005, and 2004, have a market value of $28,213, $15,057, and $14,210 U.S. funds, respectively.  The Company also owns 196,000 free-trading shares of Centram Exploration Ltd., a public Canadian corporation traded on the Toronto Venture Exchange.  The shares are held as “available for sale.”  The shares were received in year 2002 in exchange for administrative services provided by the Company.  The 196,000 free-trading shares at December 31, 2006, 2005, and 2004, have a market value of $49,631, $10,089, and $9,722 U.S. funds, respectively.

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

At December 31, 2006, no 1998 nonqualified plan options were outstanding.

Under the performance based plan, the Company may grant options to purchase up to 460,000 shares of common stock.  The option price shall not be less than the fair market value on the date of grant of the shares.  Stock options shall be exercisable within ten years from the date of the grant of the option.  Options under the incentive plan vest immediately.

At December 31, 2006, no incentive-based plan options were outstanding.

During the year ended December 31, 2003, the stockholders of the Company approved two new stock-based compensation plans – the 2003 Stock Option Plan (which includes both qualified and nonqualified options) and the 2003 Consultant Stock Compensation Plan.  Under the 2003 Stock Option Plan, the Company may grant options to purchase up to 1,200,000 shares of common stock.  Under the 2003 Consultant Stock Compensation Plan the Company may grant options to purchase up to 400,000 shares of common stock.  During 2004, the Company increased the maximum number of shares of common stock available under the 2003 Stock Option Plan and the 2003 Consultant Stock Compensation Plan to 3,000,000 and 700,000 shares, respectively.

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

At December 31, 2006, the following 2003 plan options were outstanding:

 Remaining

   Weighted

Contractual

Exercise

Number of

    Average

     Life

   Number

  Prices

  Options

Exercise Price

  (in years)

Exercisable

$

1.60

500,000

$

1.60

1.18

500,000

1.85

100,000

1.85

1.66

100,000

3.95

20,000

3.95

2.48

20,000

4.65

475,000

4.65

2.34

475,000

3.75

220,000

3.75

3.01

120,000

3.93

155,000

3.93

3.09

155,000

4.01

214,000

   4.01

3.41

214,000

5.01

5,000

   5.01

3.47

5,000

5.01

175,000

5.01

4.45

175,000

5.01

30,000

5.01

4.66

10,000

5.01

100,000

5.01

3.96

100,000

    5.01

       200,000

    5.01

4.58

               -

Subtotal

    2,194,000

$

3.70

    1,874,000

During January 2005, the Company issued 214,000 stock options to an individual as compensation for the performance of marketing services.  The options have an exercise price of $4.01 and vest 25% at the time of issuance, 25% in 60 days thereafter, and the remaining balance on May 28, 2005.  The options expire five years from issuance.

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

Mines Management, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 5 — STOCK OPTIONS (continued):

During June 2005, the Company issued 25,000 stock options to an individual as compensation for the performance of consulting services.  The options had an exercise price of $5.99 per share, representing the share price at the close of trading on June 6, 2005, and vested 40% at the time of issuance (June 6, 2005), and 20% each on June 6, 2006, 2007, and 2008.  The Company has a policy of re-pricing all incentive stock options as market conditions allow.  As a result, the above stock option grants on June 6, 2005, were cancelled and replaced by the same number of stock options at an exercise price of $4.92 per share representing the stock price as of the close of trading on September 7, 2005.  During September 2006, the remaining options outstanding were forfeited.

During December 2005, the Company issued 100,000 stock options to an officer.  The options have an exercise price of $6.34 per share, representing the share price at the close of trading on December 13, 2005, and vest 50% at the time of issuance (December 13, 2005), and 50% on December 13, 2006.  During October 2006, the options were cancelled and replaced by the same number of stock options at an exercise price of $5.01 per share representing the stock price as of the close of trading on October 3, 2006.

During June 2006, the Company issued 170,000 stock options to officers, directors, and employees and 5,000 stock options to an individual as compensation for the performance of consulting services.  The options had an exercise price of $6.20 and vest immediately.  The options expire five years from issuance.  During October 2006, the options were cancelled and replaced by the same number of stock options at an exercise price of $5.01 per share representing the stock price as of the close of trading on October 3, 2006.

During July and September 2006, the Company issued 200,000 stock options to directors and 30,000 to the new Project Engineer for the Montanore Project.  The options have an exercise price of $6.42 and $6.21, respectively.  The options issued to the directors vest over a two-year period, 20,000 on July 9, 2007, and 20,000 on July 9, 2008, for each director.  For the options issued to the new employee, 10,000 vest immediately while the remaining 20,000 vest over a two-year period, 10,000 on September 20, 2007, and 10,000 on September 20, 2008.  Fair value of the options is calculated using the Black-Scholes option-pricing model and is recognized as the options vest.  During October 2006, the options were cancelled and replaced by the same number of stock options at an exercise price of $5.01 per share representing the stock price as of the close of trading on October 3, 2006.

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

Years Ended

                   December 31,

2006

2005

2004

Weighted average risk-free interest rate

4.67%

3.56%

1.27%

Weighted average volatility

59.02%

70.48%

72.50%

Expected dividend yield

-

-

-

Weighted average expected life (in years)

2.00

2.00

1.00

Weighted fair value (in dollars)

$1.78

$1.94

$3.01

Mines Management, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 5 — STOCK OPTIONS (continued):

The following summarizes option activity for the years presented:

Weighted-Average

Shares

Exercise Price

Under Option

           Per Share

Balance, at January 1, 2004

1,060,000

$

1.49

Issued

930,000

4.91

Exercised

(178,907)

1.28

Forfeited (Cashless Purchase)

        (21,093)

1.21

Balance, at January 1, 2005

1,790,000

$

3.02

Issued

549,000

4.46

Exercised

(178,157)

1.65

Forfeited (Cashless Purchase)

        (72,343)

3.92

Balance at January 1, 2006

2,088,500

$

3.48

Issued

695,000

5.77

Exercised

(273,374)

3.36

Forfeited

     (316,126)

    6.12

Balance at December 31, 2006

    2,194,000

$

  3.70

Options outstanding at December 31, 2006, have a remaining contractual life of approximately three years.

NOTE 6 — CONCENTRATION OF CREDIT RISK:

The Company maintains its cash and cash equivalents in one financial institution.  Balances are insured by the Federal Deposit Insurance Corporation up to $100,000 per institution.

Mines Management, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 7 — DEFERRED INCOME TAX:

At December 31, 2006, 2005, and 2004, the Company had deferred tax assets that were fully reserved by valuation allowances.  Following are the components of such assets and allowances:

                                    December 31,

2006

2005

2004

Deferred tax assets arising from:

Net operating loss carryforwards

$

1,770,000

$

959,000

$

373,000

Stock option compensation

610,000

460,000

310,000

Accrued severance compensation

                 -

           2,000

          12,000

2,380,000

1,421,000

695,000

Less valuation allowance

     2,380,000

    1,421,000

        695,000

       Net deferred tax assets

$

                -

$

               -

$

                -

For the periods presented, the effective income tax rate differed from the expected rate because of the effects of annual changes in the deferred tax asset valuation allowance.  Changes in the deferred tax asset valuation allowance for the years ended December 31, 2006, 2005, and 2004, relate only to corresponding changes in deferred tax assets for those periods.

At December 31, 2006, the Company had federal tax-basis net operating loss carryforwards totaling approximately $11,800,000, which will expire in various amounts from 2006 through 2025.

NOTE 8 — CONTINGENCY:

On August 11, 2005, Mines Management was named as a co-defendant in a lawsuit filed by Montana Reserves Company (MRC) in the Superior Court of the State of Washington in Spokane County, Washington.  Named as co-defendants are Noranda Minerals, Normin Corp., Mines Management and Newhi, Inc.  The action seeks damages in connection with the conveyance of the Montanore property from Noranda to Newhi, and challenges the computation of a net proceeds royalty payable to MRC pursuant to a Royalty Agreement between Noranda and MRC in respect to the Montanore property.  Management does not believe that the outcome of this lawsuit will have a material adverse effect.

NOTE 9 — BUSINESS COMBINATION:

On May 31, 2006, Noranda Finance Corporation and Newhi, Inc., executed a stock transfer agreement by which all issued and outstanding shares of capital stock for both Noranda Minerals Corporation and Normin Corporation have been transferred to Newhi, Inc.  Noranda Minerals Corporation and Normin Corporation are Delaware corporations registered to do business in Montana.  At the same time, Newhi submitted a $30,000 cash bond to the MDEQ (DEQ) to replace Noranda’s previous bond.  Subsequently, the official names of the companies where changed to Montanore Mineral Corporation and Montmin Corporation, respectively.  The existing Montana State Hard Rock Permit #00150 and MPDES permit MT-00320279 stayed in place with Montanore Mineral Corporation, formerly known as Noranda Minerals Corporation, which is now owned by Newhi, Inc., a wholly-owned subsidiary of the Company.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.

CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial disclosure.

The management of the Company, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the Company’s disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15(e) or 15d-15(e) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

Management’s Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act.  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•

pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets,

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company, and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has assessed the effectiveness of its internal control over financial reporting as of December 31, 2006. In making its assessment of the effectiveness of internal control over financial reporting, management used the criteria described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on its assessment using those criteria, management concluded that Mines Management maintained effective internal control over financial reporting as of December 31, 2006.

Management’s assessment of the effectiveness of Mines Management’s internal control over financial reporting as of December 31, 2006, has been audited by LeMaster & Daniels LLP, our independent registered accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 that occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.

OTHER INFORMATION

None.

PART III

ITEM 10.

DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Reference is made to the information set forth under the captions “Election of Directors” and “Executive Officers” in our definitive proxy statement to be filed with the Securities and Exchange Commission, which information is incorporated by reference to this Annual Report on Form 10-K.

ITEM 11.

EXECUTIVE COMPENSATION

Reference is made to the information set forth under the captions “Director Compensation” and “Executive Compensation” in the proxy statement and is incorporated herein by reference to this Annual Report on Form 10-K.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Reference is made to the information set forth under the caption “Security Ownership of Principal Shareholders and Management” in the proxy statement, which information is incorporated by reference in this Annual Report on Form 10-K.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Reference is made to the information set forth under the caption “Certain Transactions” in the proxy statement, which information is incorporated by reference in this Annual Report on Form 10-K.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Reference is made to the information set forth under the caption “Audit Committee Report” in the proxy statement, which information is incorporated by reference in this Annual Report on Form 10-K.

PART IV

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)

Documents filed as part of this report on Form 10-K or incorporated by reference:

(1)

Our consolidated financial statements on page 23 of this report.

(2)

Financial Statement Schedules (omitted because they are either not required, are not applicable, or the required information is disclosed in the notes to the financial statements or related notes).

(3)

The following exhibits are filed with this Annual Report on Form 10-K or incorporated by reference.

EXHIBITS

Exhibit Number	Description of Exhibits
3.1	Articles of Incorporation of Mines Management, Inc., as amended.(1)(2)
3.2	Bylaws of Mines Management, Inc.(3)
4.1	Specimen of Certificate of Common Stock, par value $0.001(4)
4.2	Securities Purchase Agreement dated October 21, 2003.(5)
4.3	Form of Warrant issued pursuant to the Securities Purchase Agreement.(5)
4.4	Registration Rights Agreement dated October 21, 2003.(5)
10.1	William R. Green Separation Agreement January 13, 2003.(6)
10.2	Glenn Dobbs Executive Compensation Agreement dated November 20, 2003.(6)
10.3	James H. Moore Employment Agreement.(7)
10.4	Mines Management, Inc., 1998 Stock Option Plan.(8)
10.5	Mines Management, Inc., 1998 Incentive Stock Option Plan.(8)
10.6	Mines Management, Inc., 2003 Stock Option Plan.(9)
10.7	Mines Management, Inc., 2003 Consultant Stock Compensation Plan.(9)
14	Code of Ethics.(10)
21	Subsidiaries of the Registrant.
23.1	Consent of Mine Development Associates, Inc.
23.2	Consent of LeMaster & Daniels PLLC.
31.1	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14(a) and Rule 15d-14(a)(Section 302 of the Sarbanes-Oxley Act of 2002).
31.2	Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14(a) and Rule 15d-14(a)(Section 302 of the Sarbanes-Oxley Act of 2002).
32.1	Certificate of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
32.2	Certificate of Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
99.1	Audit Committee Charter.(10)
99.2	Form of Audit Committee Pre-approval Policies.(10)
99.3	Committee Charters (Board of Directors) (11)

(1)

Incorporated by reference to Form 10SB12G filed November 12, 1998.

(2)

Incorporated by reference to Form 10-Q filed August 12, 2005.

(3)

Incorporated by reference to Form 10SB12G filed November 12, 1998.

(4)

Incorporated by reference to Form S-3 filed June 12, 2006.

(5)

Incorporated by reference to Form 8-K filed October 24, 2005.

(6)

Incorporated by reference to Form 10-KSB filed March 1, 2004.

(7)

Incorporated by reference to Form 10-Q filed August 12, 2005.

(8)

Incorporated by reference to Form 10-KSB filed March 1, 2004.

(9)

Incorporated by reference to Form S-8 filed June 10, 2005.

(10)

Incorporated by reference to Form 10-KSB filed March 1, 2004.

(11)

Incorporated by reference to Form 10-KSB filed March 28, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed March 9, 2007 on its behalf by the undersigned, thereunto duly authorized.

MINES MANAGEMENT, INC.

Registrant

/s/ Glenn M. Dobbs

By:  Glenn M. Dobbs

President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this Report has been signed by the following persons on behalf of the Registrant, in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Glenn M. Dobbs	President, Chief Executive Officer and Director (Principal Executive Officer)	March 9,2007
Glenn M. Dobbs

/s/ Roy G. Franklin	Director	March 9, 2007
Roy G. Franklin

/s/ Robert L. Russell	Director	March 9, 2007
Robert L. Russell

/s/ Jerry Pogue	Director	March 9, 2007
Jerry Pogue

/s/ Russell C. Babcock	Director	March 9, 2007
Russell C. Babcock

/s/ James H. Moore	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 9, 2007
James H. Moore