Form 10-K/A
period 2006-12-31
MINES MANAGEMENT INC
filed 2007-03-27
CIK 66649

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-32047

MINES MANAGEMENT, INC.
(Exact Name of Registrant as Specified in its Charter)

Idaho (State of Incorporation or Organization)	91-0538859 (I.R.S. Employer Identification No.)

905 W. Riverside Avenue, Suite 311 Spokane, Washington (Address of principal executive office)	99201 (Zip Code)

(509) 838-6050
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐ No ☒

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐ No ☒

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large Accelerated Filer ☐                Accelerated Filer ☒                Non-accelerated Filer ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐ No ☒

        The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2006, was approximately $95,086,056, based on the closing price of the Common Stock on the American Stock Exchange of $7.40 per share. The number of shares of our common stock outstanding as of March 20, 2007 was 12.899,467.

i

EXPLANATORY NOTE

        This amendment on Form 10-K/A is being filed in order to amend Mines Management, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, as originally filed with the Securities and Exchange Commission (the "Commission") on March 12, 2007, to (i) correct the par value of our common stock; (ii) provide updated information in Items 1 and 2 and revisions to our risk factors in Item 1A with respect to our Montanore Project; (iii) revise Item 7 to reflect immaterial changes to the expenses allocated to the Montanore Project, (iv) include the information required by Items 10, 11, 12, 13 and 14 of Part III of the Annual Report on Form 10-K in lieu of incorporation by reference to MMI's proxy statement for the 2007 annual meeting of shareholders and (iv) to make certain other immaterial revisions and corrections.

FORWARD LOOKING STATEMENTS

        Some information contained in or incorporated by reference into this report may contain forward looking statements as defined in the Private Securities Litigation Reform Act of 1995. These statements include comments regarding further exploration and evaluation of the Montanore Project, including planned rehabilitation and extension of the Libby adit, drilling activities, feasibility determination, engineering studies, environmental and permitting requirements, process and timing, and estimates of mineralized material and measured, indicated and inferred resources; financing needs; the markets for silver and copper and planned expenditures in 2007 and 2008; and potential completion of a bankable feasibility study. The use of any of the words "development," "anticipate," "continues," "estimate," "expect," "may," "project," "should," "believe," and similar expressions are intended to identify uncertainties. We believe the expectations reflected in those forward looking statements are reasonable. However, we cannot assure that the expectations will prove to be correct. Actual results could differ materially from those anticipated in these forward looking statements as a result of the factors set forth below and other factors set forth and incorporated by reference into this report:

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

  •
  Uncertainty regarding future changes in applicable law or implementation of existing law

  •
  The availability of experienced employees

  •
  The factors discussed under "Risk Factors" in this Annual Report on Form 10-K/A for the period ending December 31, 2006.

GLOSSARY OF TERMS

        We report our reserves to two separate standards to meet the requirements for reporting in both the United States ("U.S.") and Canada. U.S. reporting requirements for disclosure of mineral properties are governed by Securities and Exchange Commission Industry Guide 7. Canadian reporting requirements for disclosure of mineral properties are governed by National Instrument 43-101 ("NI 43-101"). The definitions given in NI 43-101 are adopted from those given by the Canadian Institute of Mining Metallurgy and Petroleum.

        The definitions for each reporting standard are presented below with supplementary explanation and descriptions of the parallels and differences.

Mineralized material(1)	The term "mineralized material" refers to material that is not included in the reserve as it does not meet all of the criteria for adequate demonstration for economic or legal extraction.

(1)
This category is substantially equivalent to the combined categories of measured and indicated mineral resources specified in NI 43-101.

Non-reserves	The term "non-reserves" refers to mineralized material that is not included in the reserve as it does not meet all of the criteria for adequate demonstration for economic or legal extraction.
Exploration stage	An "exploration stage" prospect is one which is not in either the development or production stage.
Development stage
A "development stage" project is one which is undergoing preparation of an established commercially mineable deposit for its extraction but which is not yet in production. This stage occurs after completion of a feasibility study.
Production stage	A "production stage" project is one actively engaged in the process of extraction and beneficiation of mineral reserves to produce a marketable metal or mineral product.
NI 43-101 Definitions
Mineral resource
The term "mineral resource" refers to a concentration or occurrence of natural, solid, inorganic or fossilized organic material in or on the Earth's crust in such form and quantity and of such a grade or quality that it has reasonable prospects for economic extraction. The location, quantity, grade, geological characteristics and continuity of a mineral resource are known, estimated or interpreted from specific geological evidence and knowledge.

Measured mineral resource
The term "measured mineral resource" refers to that part of a mineral resource for which quantity, grade or quality, densities, shape and physical characteristics are so well established that they can be estimated with confidence sufficient to allow the appropriate application of technical and economic parameters, to support production planning and evaluation of the economic viability of the deposit. The estimate is based on detailed and reliable exploration, sampling and testing information gathered through appropriate techniques from locations such as outcrops, trenches, pits, workings and drill holes that are spaced closely enough to confirm both geological and grade continuity.
Indicated mineral resource
The term "indicated mineral resource" refers to that part of a mineral resource for which quantity, grade or quality, densities, shape and physical characteristics can be estimated with a level of confidence sufficient to allow the appropriate application of technical and economic parameters, to support mine planning and evaluation of the economic viability of the deposit. The estimate is based on detailed and reliable exploration and testing information gathered through appropriate techniques from locations such as outcrops, trenches, pits, workings and drill holes that are spaced closely enough for geological and grade continuity to be reasonably assumed.
Inferred mineral resource
The term "inferred mineral resource" refers to that part of a mineral resource for which quantity and grade or quality can be estimated on the basis of geological evidence and limited sampling and reasonably assumed, but not verified, geological and grade continuity. The estimate is based on limited information and sampling gathered through appropriate techniques from locations such as outcrops, trenches, pits, workings and drill holes.
Qualified person(2)
The term "qualified person" refers to an individual who is an engineer or geoscientist with at least five years of experience in mineral exploration, mine development, production activities and project assessment, or any combination thereof, including experience relevant to the subject matter of the project or report and is a member in good standing of a self-regulating organization.

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
Tetrahedrite
An isometric mineral, (Cu,Fe)12 Sb4 S13, having copper replaced by zinc, lead, mercury, cobalt, nickel, or silver; forms a series with tennantite and freibergite; metallic; crystallizes in tetrahedra; occurs in hydrothermal veins and contact metamorphic deposits; a source of copper and other metals.
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

PART I

ITEM 1. BUSINESS

General

        Mines Management, Inc. (together with its subsidiaries, "MMI," "Mines Management," the "Company" or "we"), is engaged in the business of acquiring and exploring, and if exploration is successful, developing mineral properties, primarily those containing silver and associated base and precious metals. The Company was incorporated under the laws of the State of Idaho on February 20, 1947. The Company's executive offices are located at 905 W. Riverside, Suite 311, Spokane, Washington 99201.

        The Company's principal mineral property interest, the Montanore Project, is held by its wholly owned subsidiary, Newhi, Inc. The Company's properties, including the Montanore property, are currently in the exploration stage. The Company has commenced re-permitting of the Montanore Project and is determining its feasibility for development. No property is currently in production.

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

        In November 2006, we received another permit revision which would allow us to proceed with our planned $40 million underground evaluation drilling program at the Montanore Project. This advanced exploration and delineation drilling program as currently planned includes the following:

  •
  Development and advancement of the Libby adit by 3,000 feet to access the deposit.

  •
  Drifting of approximately 10,000 feet and establishment of drill stations.

  •
  Diamond core drilling of approximately 45,000 feet among approximately 50 holes.

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

Employees

        As of March 20, 2007, the Company had seven employees located in Spokane, Washington and six employees in Libby, Montana. Outside consultants are engaged to perform project and permitting tasks involved in re-permitting the Montanore Project. The Company expects to continue to rely on the use of outside services in the immediate future.

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

We have no history recent of production.

        We have no recent history of producing silver or other metals. The development of our Montanore Project would require the construction and operation of mines, processing plants, and related infrastructure. As a result, we would be subject to all of the risks associated with establishing a new mining operation and business enterprise. We may never successfully establish mining operations, and any operations may not achieve profitability.

We have a history of losses and we expect losses to continue for at least the next three years.

        As an exploration company that has no production history, we have incurred losses since our inception and we expect to continue to incur additional losses for at least the next three years. As of December 31, 2006, we had an accumulated deficit of $15.8 million. There can be no assurance that we will achieve or sustain profitability in the future.

We have no proven or probable reserves.

        We have no proven or probable reserves on any of our properties. We are currently focused on our Montanore Project. Substantial additional work, including delineation drilling, will be required in order to determine if any proven or probable reserves exist on our Montanore Project. The commercial viability of a mineral deposit once discovered is dependent on a number of factors beyond our control, including particular attributes of the deposit such as size, grade and proximity to infrastructure, as well as metal prices.

        Estimates of reserves, mineralized material, resources, and capital and production costs can also be affected by such factors as environmental permitting regulations and requirements, weather, environmental factors, unforeseen technical difficulties, unusual or unexpected geological formations and work interruptions. Material changes in ore reserves, grades, stripping ratios or recovery rates may affect the economic viability of any project. Even if commercial quantities of minerals are discovered, the Montanore Project may not be brought into commercial production.

The exploration of mineral properties is highly speculative in nature, involves substantial expenditures and is frequently non-productive.

        Mineral exploration is highly speculative in nature and is frequently non-productive. Substantial expenditures are required to:

  •
  establish ore reserves through drilling and metallurgical and other testing techniques;

  •
  determine metal content and metallurgical recovery processes to extract metal from the ore; and

  •
  design mining and processing facilities.

        If we discover ore at the Montanore Project, we expect that it would be several additional years from the initial phases of exploration until production is possible. During this time, the economic feasibility of production could change. As a result of these uncertainties, there can be no assurance that our exploration programs will result in new proven and probable reserves in sufficient quantities to justify commercial operations at the Montanore Project.

We may not be able to obtain permits required for development of the Montanore Project.

        In the ordinary course of business, mining companies are required to seek governmental permits for expansion of existing operations or for the commencement of new operations. We will be required to obtain numerous permits for our Montanore Project. Obtaining the necessary governmental permits is a complex and time-consuming process involving numerous jurisdictions and often involving public hearings and costly undertakings. Obtaining required permits for the Montanore Project may be more difficult due to its location within the Cabinet Wilderness Area, its proximity to core habitat of certain protected species, including the grizzly bear, bull trout and lynx and the efforts of a third party to permit a mining operation near the Montanore Project.

        In addition, mining projects require the evaluation of environmental impacts for air, water, vegetation, wildlife, cultural, historical, geological, geotechnical, geochemical, soil and socioeconomic conditions. An Environmental Impact Statement would be required before we could commence mine development or mining activities. Baseline environmental conditions are the basis on which direct and indirect impacts of the Project are evaluated and based on which potential mitigation measures would be proposed. If the Montanore Project were found to significantly adversely impact the baseline conditions, we could incur significant additional costs to avoid or mitigate the adverse impact and delays in the Montanore Project could result.

        In addition, permits would also be required for, among other things, storm-water discharge; air quality; wetland disturbance; dam safety (for water storage and/or tailing storage); septic and sewage and water rights appropriation. In addition, compliance must be demonstrated with the Endangered Species Act and the National Historical Preservation Act.

        The duration and success of our efforts to re-permit are contingent upon many variables not within our control. There can be no assurance that we will obtain all necessary permits will be obtained and, if obtained, that the permitting costs involved will not exceed those that had been previously estimated. It is possible that the costs and delays associated with the compliance with such standards and regulations could become such that we would not proceed with the further exploration, development or operation of a mine or mines at the Montanore Project.

Even if our exploration efforts at Montanore are successful, we may not be able to raise the funds necessary to develop the Montanore Project.

        If our exploration efforts at Montanore are successful, our current estimates indicate that we would be required to raise approximately $415 million in external financing to develop and construct the Montanore Project. Sources of external financing could include bank borrowings and debt and equity offerings. The failure to obtain financing would have a material adverse effect on our growth strategy and our results of operations and financial condition. There can be no assurance that we will commence production at Montanore or generate sufficient revenues to meet our obligations as they become due or obtain necessary financing on acceptable terms, if at all, and we may not be able to secure the financing necessary to begin or sustain production at the Montanore Project. In addition, should we incur significant losses in future periods, we may be unable to continue as a going concern, and realization of assets and settlement of liabilities in other than the normal course of business may be at amounts significantly different than those included in this prospectus supplement.

The mining industry is intensely competitive.

        The mining industry is intensely competitive. We may be at a competitive disadvantage because we must compete with other individuals and companies, many of which have greater financial resources, operational experience and technical capabilities than we do. Increased competition could adversely affect our ability to attract necessary capital funding or acquire suitable producing properties or prospects for mineral exploration in the future. We may also encounter increasing competition from other mining companies in our efforts to hire experienced mining professionals. Competition for exploration resources at all levels is currently intense, particularly affecting the availability of manpower and exploration equipment.

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

        If we establish reserves, complete a favorable feasibility study for the Montanore Project, and complete development of a mine, our profitability and long-term viability will depend, in large part, on the market price of silver and copper. The market prices for these metals are volatile and are affected by numerous factors beyond our control, including:

  •
  global or regional consumption patterns;

  •
  supply of, and demand for, silver and copper;

  •
  speculative activities;

  •
  expectations for inflation; and

  •
  political and economic conditions.

        The aggregate effect of these factors on metals prices is impossible for us to predict. Decreases in metals prices have delayed, and could in the future adversely affect our ability to finance, the exploration and development of our properties, which would have a material adverse effect on our financial condition and results of operations and cash flows. There can be no assurance that metals prices will not decline. During the five-year period ended December 31, 2006, the high and low settlement prices for silver and copper were $14.94 and $4.07 per ounce and $4.08 and $0.68 per pound, respectively.

We have ongoing reclamation obligations on the Montanore Project properties.

        Although we have posted bonds with the State of Montana to cover expected future mine reclamation costs, there is no guarantee that the amount of these bonds will satisfy the environmental regulations and requirements. Should government regulators determine that additional reclamation work is required, we may be required to fund this work, which could have a material adverse effect on our financial position.

We are subject to significant governmental regulations.

        Our operations and exploration and development activities are subject to extensive federal, state, and local laws and regulations governing various matters, including:

  •
  environmental protection;

  •
  management and use of toxic substances and explosives;

  •
  management of natural resources;

  •
  exploration and development of mines, production and post-closure reclamation;

  •
  taxation;

  •
  labor standards and occupational health and safety, including mine safety; and

  •
  historic and cultural preservation.

        Failure to comply with applicable laws and regulations may result in civil or criminal fines or penalties or enforcement actions, including orders issued by regulatory or judicial authorities enjoining or curtailing operations or requiring corrective measures, installation of additional equipment or remedial actions, any of which could result in us incurring significant expenditures. We may also be required to compensate private parties suffering loss or damage by reason of a breach of such laws, regulations or permitting requirements. It is also possible that future laws and regulations, or a more stringent enforcement of current laws and regulations by governmental authorities, could cause additional expense, capital expenditures, restrictions on or suspensions of any future operations and delays in the exploration of our properties.

Changes in mining or environmental laws could increase costs and impair our ability to develop our properties.

        From time to time the U.S. Congress may consider revisions in its mining and environmental laws. It remains unclear to what extent new legislation may affect existing mining claims or operations. The effect of any such revisions on our operations cannot be determined conclusively until such revision is enacted; however, such legislation could materially increase costs on properties located on federal lands, such as ours, and such revision could also impair our ability to develop the Montanore Project and other mineral projects.

We are subject to environmental risks.

        Mineral exploration and mining is subject to potential risks and liabilities associated with pollution of the environment and the disposal of waste products occurring as a result of mineral exploration and production. Insurance against environmental risk (including potential liability for pollution or other hazards as a result of the disposal of waste products occurring from exploration and production) is not generally available to us (or to other companies in the minerals industry) at a reasonable price. To the extent that we become subject to environmental liabilities, the satisfaction of those liabilities would reduce funds otherwise available to us and could have a material adverse effect on us. Laws and regulations intended to ensure the protection of the environment are constantly changing, and are generally becoming more restrictive.

The title to some of our properties may be uncertain or defective.

        Although the Montanore deposit is held by patented mining claims, a significant portion of our holdings consist of unpatented lode and millsite claims. Certain of our United States mineral rights consist of "unpatented" mining and millsite claims created and maintained in accordance with the U.S. General Mining Law of 1872. Unpatented mining and millsite claims are unique U.S. property interests, and are generally considered to be subject to greater title risk than other real property interests because the validity of unpatented mining and millsite claims is often uncertain. This uncertainty arises, in part, out of the complex federal and state laws and regulations that supplement the General Mining Law. Also, unpatented mining and millsite claims and related rights, including rights to use the surface, are subject to possible challenges by third parties or contests by the federal government. The validity of an unpatented mining or millsite claim, in terms of both its location and its maintenance, is dependent on strict compliance with a complex body of federal and state statutory and decisional law. In addition, there are few public records that definitively control the issues of validity and ownership of unpatented mining and millsite claims. We have not filed a patent application for any of the unpatented and millsite claims that are located on federal public lands in the United States and, under possible future legislation to change the General Mining Law, patents may be difficult to obtain.

        In recent years, the U.S. Congress has considered a number of proposed amendments to the General Mining Law, as well as legislation that would make comprehensive changes to the law. Although no such legislation has been adopted to date, there can be no assurance that such legislation will not be adopted in the future. If ever adopted, such legislation could, among other things, impose royalties on silver and copper production from unpatented mining and millsite claims located on federal lands or impose fees on production from patented mining and millsite claims. Further, it could have an adverse impact on earnings from our operations, could reduce estimates of any reserves we may establish and could curtail our future exploration and development activity on federal lands or patented claims.

        While we have no reason to believe that title to any of our properties is in doubt, title to mining properties is subject to potential claims by third parties claiming an interest in them.

The market price of our common stock is subject to volatility and could decline significantly.

        Our common stock is listed on the American Stock Exchange (AMEX) and the Toronto Stock Exchange (TSX).

        Securities of small-cap companies such as ours have experienced substantial volatility in the past, often based on factors unrelated to the financial performance or prospects of the companies involved. These factors include macroeconomic developments in North America and globally and market perceptions of the attractiveness of particular industries. Our share price is also likely to be significantly affected by short-term changes in silver and copper prices or in our financial condition or results of operations as reflected in our quarterly earnings reports. Other factors unrelated to our performance that could have an effect on the price of our common stock include the following:

  •
  the extent of analytical coverage available to investors concerning our business is limited because investment banks with research capabilities do not follow our securities;

  •
  the trading volume and general market interest in our securities could affect an investor's ability to trade significant numbers of shares of our common stock;

  •
  the relatively small size of the public float will limit the ability of some institutions to invest in our securities; and

  •
  a substantial decline in our stock price that persists for a significant period of time could cause our securities to be delisted from the AMEX and the TSX, further reducing market liquidity.

        As a result of any of these factors, the market price of our common stock at any given point in time might not accurately reflect our long-term value. Securities class action litigation often has been brought against companies following periods of volatility in the market price of their securities. We could in the future be the target of similar litigation. Securities litigation could result in substantial costs and damages and divert management's attention and resources.

We do not intend to pay any cash dividends in the foreseeable future.

        We have never paid dividends and any future decision as to the payment of dividends will be at the discretion of our board of directors and will depend upon our earnings, receipt of dividends from our subsidiaries, financial position, capital requirements, plans for expansion and such other factors as our board of directors deems relevant. We intend to retain our earnings, if any, to finance the growth and development of our business. Any return on an investment in our common stock will come from the appreciation, if any, in the value of our common stock. See "Description of Securities—Dividend Rights".

Our shareholders are subject to future dilution by the exercise of options and warrants, and the existence of a significant number of options and warrants can depress the price of our common stock.

        As of March 26, 2007, we had 12,899,467 shares outstanding. As of that date, there were options outstanding to purchase up to 1,874,000 shares of common stock at exercise prices ranging from $1.60 to $5.01 per share and warrants outstanding to purchase 1,102,334 shares at an exercise prices ranging from $6.00 to $8.25 per share. 806,000 additional shares of common stock are available for issuance under our stock option plans. If currently outstanding options or warrants to purchase our common stock are exercised, the investments of our shareholders would be further diluted. In addition, the potential for exercise of a significant number of options and warrants can have a depressive effect on the market price for our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

        None.

ITEM 2. DESCRIPTION OF PROPERTIES

        The significant properties in which the Company has an interest are described below.

Montanore Property

        The Montanore Project is located in Sanders and Lincoln Counties in northwestern Montana and consists of two federal patented mining claims and approximately 1,064 unpatented lode mining claims and mill sites. The unpatented lode claims and mill sites are owned by the Company and are held subject to a $125 per claim annual payment to the Federal government.

        The Company's ownership of the Montanore deposit stems primarily from its ownership of two patented mining claims, identified as HR 133 and HR 134, which cover the surface outcrop or "apex" of the gently dipping mineralized beds. According to U.S. mining law, the holders of claims covering the apex of a dipping, tabular deposit own the minerals to depth, even if the deposit passes from beneath the apex claim. For the Company's claims at Montanore these "extralateral rights" have been confirmed by the U.S. Secretaries of Agriculture and Interior and upheld in U.S. District Court. In addition to the patented apex claims, the Company owns unpatented claims located along the fault which bounds the southwestern margin of the deposit and extends outside of the western border of the Cabinet Wilderness Area.

        The Company's property holdings for operational access and infrastructure support for the Montanore Project are located to the east of the deposit, south of the town of Libby, and are accessed from Libby by about 16 miles of secondary road up Libby Creek. The apex of the deposit can be reached from Noxon, the nearest town, by taking State Highway 200 about 2 miles to the east and then north about 5 miles on a secondary graveled road to the junction of the west and east forks of Rock Creek. From this point it is about a 4-mile hike up a Jeep trail behind a locked U.S. Forest Service gate to the deposit outcrop. The deposit outcrops near the border of, and lies entirely within the Cabinet Wilderness Area. Because any future mining of the deposit would take place underground and the Company has access to the deposit from outside the Cabinet Wilderness Area, (our patented mining claims and certain other mineral rights predate the wilderness area designation), we do not believe that any future mining or associated surface activity would impact the wilderness area.

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

Non-Reserves—Mineralized Material; Measured, Indicated and Inferred Resources

        Non-Reserves Reported in the United States.    The estimate of mineralized material set forth below was prepared by Mine Development Associates, referred to as MDA. The estimate was prepared in accordance with SEC Industry Guide 7.

Mineralized Material Estimate in Accordance with U.S. SEC Industry Guide 7

		Silver Grade		Cutoff Grade
	Tons	(Ounces per ton)	Copper Grade	(Silver ounces per ton)
Mineralized Material	81,506,000	2.04	0.75%	1.0

        Non-Reserves Reported in Canada.    In accordance with Canada's National Instrument 43-101, the estimate of resources at Montanore as set forth below was prepared by MDA. Steve Ristorcelli, R.P.

Geo., C.P.G., and David C. Fitch, C.P.G., acting on behalf of MDA, are the qualified persons under Canada's National Instrument 43-101 for this resource estimate.

  Cautionary Note to U.S. Investors concerning estimates of Measured and Indicated Mineral Resources

          This section uses the terms "measured mineral resources" and "indicated mineral resources." We advise U.S. investors that these terms are recognized and required by Canadian regulations, the U.S. Securities and Exchange Commission does not recognize them. U.S. Investors are cautioned not to assume that any part or all of the mineral deposits in these categories will ever be converted into mineral reserves.

  Cautionary Note to U.S. Investors concerning estimates of Inferred Mineral Resources

          This section uses the term "inferred mineral resources." We advise U.S. investors that while this term is recognized and required by Canadian regulations, the U.S. Securities and Exchange Commission does not recognize it. "Inferred mineral resources" have a great amount of uncertainty as to their existence, and great uncertainty as to their economic and legal feasibility. It cannot be assumed that all or any part of an inferred mineral resource will ever be upgraded to a higher category. In accordance with Canadian rules, estimates of inferred mineral resources cannot form the basis of feasibility or other economic studies. U.S. investors are cautioned not to assume that part or all of the inferred mineral resource exists, or is economically or legally mineable.

Resource Estimate as presented in Accordance with Canada's National Instrument 43-101

		Silver Grade		Cutoff Grade
	Tons	(Ounces per ton)	Copper Grade	(Silver ounces per ton)
Measured	4,026,000	1.85	0.74%	1.0
Indicated	77,480,000	2.05	0.75%	1.0
Inferred	35,080,000	1.85	0.71%	1.0

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

        The mineralized zone crops out at the surface and expends down dip at least 12,000 ft to the north-northwest. The mineralization is open ended in the down dip direction. Mineralization occurs in at least two sub-parallel horizons separated by a silver- and copper-deficient zone containing low-grade lead in the form of galena. The two horizons are identified as the B1 for the upper zone and the B for the lower and more extensive zone. Both zones dip to the northwest between 15 degrees and 30 degrees, with an average of just over 15 degrees. The width of the main (B) horizon in plan view, defined by a fault on one side and a fold axis on the other, varies from 804 feet to 3,540 feet. The property boundaries, however, limit the controlled portion of the deposit to a maximum of 2,000 feet. The average thickness for each of the two horizons is 35 feet, depending upon cutoff.

History

        In 2002, Noranda notified us that it was abandoning its rights to the project. Under the terms of its claim lease agreement with Newhi, Inc., Noranda was required to quitclaim to us any claims owned by Noranda that overlapped the original Heidelberg claims. As the newly patented apex claims were overlapping, Noranda deeded these claims to Newhi in August 2002. The mineral rights we acquired are subject to a $0.20 per ton royalty, and a 5% net profits royalty which would commence after the operator has recovered all of its exploration and development costs. In December 2002, Noranda transferred to us approximately 63,000 feet of drill core and all geologic, environmental, and engineering data generated during its 14 year management of the project.

        The Company resubmitted its plan of operation and hard rock mine operating permit application for the Montanore project to the U.S. Forest Service and Montana Department of Environmental Quality (MDEQ) at the end of December 2004. See "—Permitting and Environmental."

        We are conducting an extensive optimization review and feasibility study of the Montanore Project in order to update the potential mine plan and to determine the optimal rates of production. We have spent an estimated $5.9 million on the Montanore property since acquiring it, primarily on the re-permitting process, a pre-feasibility study, exploration and an additional $133,000 per year in property holding costs. We estimate expenditures of at least $16.0 million in 2007 in connection with the continued permitting, engineering, exploration and preparation for and commencement of the underground evaluation drilling program.

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

Advanced Exploration and Delineation Drilling Program

        In 2006, we acquired the property providing access to the 14,000 foot Libby adit. With additional development, the Libby adit will provide access to the Montanore deposit. We also acquired two permits related to the Libby adit that, with minor revisions, allow us to reopen, dewater and rehabilitate the adit.

        In 2007, we plan to commence a two-year, advanced exploration and delineation drilling program at Montanore. We expect to dewater and rehabilitate the Libby adit, and then advance the adit approximately 3,000 feet towards the middle of the deposit. An additional 10,000 feet of development drifting will be necessary to provide drill access. Once the drifting is underway, we expect to undertake delineation diamond core drilling of approximately 50 holes totaling approximately 45,000 feet. The objectives of our underground evaluation program are to:

  •
  expand the known higher grade intercepts of the Montanore deposit;

  •
  develop additional information about the deposit;

  •
  further assess and define the mineralized zone; and

  •
  provide additional geotechnical, hydrological and other data.

  Stage 1—Dewatering and Adit Rehabilitation

        With the exception of the first 600 feet, the length of the Libby adit contains water. During the first stage of the evaluation drilling program, we plan to dewater the adit, and treat the discharged water using ultra-filtration and possibly chemical pre-treatment so that discharged water, both during the dewatering process as well as during development of the adit and drilling program, meets Montana's water quality standards. We completed the pilot scale tests of the water treatment method in February 2007.

        As dewatering takes place, we plan to rehabilitate the adit, which we anticipate to involve, among other activities, scaling the walls, installing new roof bolts and extending electricity, ventilation and dewatering infrastructure into the adit. We estimate that Stage 1 activities will cost approximately $7.3 million.

  Stage 2—Advancement of Adit, Drifting and Establishment of Drill Stations

        Once rehabilitation is complete, expected by the third quarter of 2007, we plan to advance the adit approximately 3,000 feet towards the middle of the deposit. Following the advancement of the adit, we expect to commence 10,000 feet of development drifting, which will be necessary to provide drill access. Once drifting is underway we will also begin to establish drill stations. The process of drifting and the establishment of drill stations will continue throughout the remainder of the program. We expect that Stage 2 will cost approximately $7.5 million.

  Stage 3—Phase I Delineation Drilling

        In Stage 3 of the advanced exploration and delineation drilling program, we expect to commence approximately 20,000 feet of delineation diamond core drilling. We expect to spend approximately $0.5 million on Phase I delineation drilling. We also expect to spend approximately $12.7 million during Stages 1, 2 and 3 on site operating and capital costs, optimization studies and general corporate support.

  Stage 4—Phase II Drilling and Bankable Feasibility Study

        During this stage we anticipate completing an additional 25,000 feet of diamond core drilling, undertaking additional metallurgical and geotechnical testing and analysis, and if the results of our exploration are successful, preparing for and completing a bankable feasibility study at an estimated cost, with site operating and capital costs, of approximately $10.0 million.

Permitting and Environmental

  Permitting of the Advanced Exploration and Delineation Drilling Program

        In 2006, we acquired the property providing access to the portal of the Libby adit and two permits: Hard Rock Operating Permit 150 that covers certain exploration activities and the Montana Pollution Discharge Elimination System (MPDES) water discharge permit for the Montanore Project. With minor revisions completed in 2006, these permits allow us to proceed with our planned advanced exploration and delineation drilling program, including adit rehabilitation, dewatering and extension, drifting and establishment of drill stations, and drilling activities.

  Permitting of the Montanore Project

        In order to advance the Montanore Project past the exploration stage, we must obtain project approval from the U.S. Forest Service (USFS) and the State of Montana and final permits. The USFS and the State of Montana are undertaking a joint review of the Montanore Project and related permits, a process that typically takes several years.

        To initiate the joint review process, in 2004 we submitted a proposed plan of operations to the USFS and a hard rock mining program application to the State of Montana, which included baseline environmental data, certain technical documents and other pertinent information about the Montanore Project. We have also submitted applications and technical supporting data for an air quality permit, a wetland 404 permit that would establish the allowable level of discharge of dredged or fill material into wetlands and non-wetland waters, an MPDES water discharge permit that would establish the allowable levels of mine and rain water discharge that might occur during any development of and operations at the Montanore Project, a power transmission line permit for the power line that would connect the Project to the power grid; and revisions to Hard Rock Operating Permit 150 that would permit mining operations on federal land, along with a permit to cover mining operations on private land. We have benefited from the work completed by previous holders of the Montanore Project, who obtained final Project permits in 1993. Rather than being required to develop all of the initial data, we were able to update the environmental baseline and other environmental and technical data developed by the prior holders. This allowed us to submit applications and technical information approximately 12 months earlier than otherwise would have been the case. Since our applications were initially submitted, we have responded to agency comments and submitted supplemental technical information and applications.

        A central element of the federal and state project review is the completion of a thorough environmental review process, which will be documented in a joint Environmental Impact Statement (EIS). As an integral part of drafting the EIS, the USFS is required under the Endangered Species Act to complete a biological assessment and initiate a consultation with the U.S. Fish and Wildlife Service for the purpose of issuing a biological opinion addressing the impact of the project on threatened and endangered species, including grizzly bear, lynx and bull trout. The agencies have initiated preparation of the draft EIS, and we expect that it will be completed in the second quarter of 2007. We continue to address technical questions and comments generated by the USFS and the State during the EIS drafting process.

        Once the agencies have completed their review and preparation of the draft EIS, the draft EIS and the draft permits are provided to the public for review and comment. The agencies may consider public comments in preparing the final EIS and final permits. If the public review process is successfully completed, the agencies would proceed to determine the form of the final EIS and permits and would issue a joint Record of Decision setting forth their decisions on our proposed plan of operations and hard rock mining program. Following issuance of the Record of Decision, and resolution of any appeals or legal challenges to the Record of Decision, we would receive the required permits and finalize the Montanore Project Description based on the results of the completed agency review.

CANADA
BOUNDARY COUNTY
LINCOLN COUNTY
93
2
BONNER COUNTY
Kootenai
River
37
TROY
LIBBY
IDAHO
MONTANA
56
CABINET
WILDERNESS
LINCOLN COUNTY
FLATHEAD COUNTY
MONTANORE
PROJECT
KALISPELL
200
2
Clark Fork
NOXON
OREBODY
LINCOLN COUNTY
SANDERS COUNTY
SANDERS COUNTY
SHOSHONE COUN
River
SOURCES: MONTANA STATE, MONTANORE PROJECT 1992 EIS
0
15 MILE
N
W
E
S
PROJECT
AREA
CANADA
KALISPELL
HAVRE
SPOKANE
WA
COEUR D'ALENE
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

        The Iroquois property consists of 62 acres of patented mining claims and surface rights, and 15 unpatented mining claims containing about 300 acres. The property is reached from Northport, the nearest town, by taking the paved Deep Lake road south and east for 19 miles to the graveled Iroquois Mine Road, and thence northeast for three miles. The unpatented mining claims are held subject to a $125 per claim annual payment to the U.S. Federal government. More than 25,000 feet of drilling and approximately 2,600 feet of tunneling have shown low-grade mineralization to occur in multiple zones, extending for the entire 5,000 foot length of the property. Most of the exploration has been concentrated in one area where a mineralized zone of disseminated zinc with associated lead values has been outlined over approximately 900 feet in length and within 300 feet of the surface. The Iroquois property is without known reserves, is considered to be of an exploratory nature and is held by the Company on a maintenance basis. We expect to undertake a technical review and commence disposition of this property in mid-2007.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

        The common stock commenced trading on AMEX under the symbol, "MGN," on March 24, 2004. On January 10, 2006, the Company's common stock began trading on the Toronto Stock Exchange under the symbol "MGT."

        The following table shows the high and low closing sales prices for our common stock for each quarter since January 1, 2005. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. On March 20, 2007, the closing price of the Company's common stock was $5.18 on AMEX and Cdn$5.97 on TSX.

Fiscal Year	High	Low
2006:
First Quarter	$9.00	$6.20
Second Quarter	$9.97	$6.20
Third Quarter	$7.47	$5.60
Fourth Quarter	$6.40	$4.91
2005:
First Quarter	$6.28	$3.75
Second Quarter	$6.15	$4.13
Third Quarter	$5.52	$4.92
Fourth Quarter	$8.30	$6.22

        As of March 20, 2007 there were 879 shareholders of record of our common stock and approximately 3,175 additional shareholders whose shares are held through brokerage firms or other institutions.

        We have never paid dividends and any future decision as to the payment of dividends will be at the discretion of our board of directors and will depend upon our earnings, receipt of dividends from our subsidiaries, financial position, capital requirements, plans for expansion and such other factors as our board of directors deems relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation available for future issuance reflected in column (a)) (c)
Equity compensation plans approved by shareholders	2,194,000	$3.70	806,000
Equity compensation plans not approved shareholders	—	—	—
Total	2,194,000	$3.70	806,000

ITEM 6. SELECTED FINANCIAL DATA

        The selected financial data of Mines Management, Inc. for the years ended December 31, 2006, December 31, 2005, December 31, 2004, and the period from August 12, 2002 (inception) through December 31, 2006 are derived from audited financial statements. This table should be read in conjunction with the Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

				From Inception August 12, 2002 Through December 31, 2006
	Years Ended December 31
	2006	2005	2004
Statement of Operations:
Revenues	$13,130	$11,282	$8,604	$41,499
Operating Expenses	$(6,293,164)	$(5,448,169)	$(2,652,056)	$(15,919,899)

Loss from Operations	$(6,280,034)	$(5,436,887)	$(2,643,452)	$(15,878,400)
Other Income	$296,489	$226,877	$127,383	$670,322

Net Loss	$(5,983,545)	$(5,210,010)	$(2,516,069)	$(15,208,078)
Net Loss per Share of Common Stock	$(0.47)	$(0.45)	$(0.26)
Weighted Average Shares of Common Stock Outstanding	12,781,827	11,461,043	9,745,097
Cash Flow Data:
Cash Flows from Financing Activities	$1,513,750	$6,686,520	$6,448,010	$16,685,409
Cash Flows from Operating Activities	$(4,858,322)	$(4,178,761)	$(1,217,131)	$(10,885,416)
Cash Flows from Investing Activities	$(560,070)	$(284,460)	$(3,088,521)	$(5,103,676)
Balance Sheet Data:
Total Assets	$6,330,468	$9,673,157	$7,135,017
Total Liabilities	$307,614	$171,101	$114,984
Shareholders Equity	$6,022,854	$9,502,056	$7,020,033

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

        The following discussion and analysis is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes ("Notes").

Overview

        We made significant progress on advancing the Montanore Project in 2006.

2006 Highlights

  •
  Cross-listed our common stock on the Toronto Stock Exchange, effective January 10, 2006.

  •
  Received independent estimates of mineralized material and mineral resources from Mine Development Associates on March 1, 2006 and filed a report under Canada's National Instrument 43-101, reporting mineral resources at Montanore.

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

        Our year end cash and certificates of deposit balance remained strong at over $5.1 million. Our net cash expenditures for operating activities for the year 2006 totaled $4.9 million, as expected. In 2007, the Company plans to focus on commencement of a $40 million advanced exploration and delineation drilling program at the Montanore Project's Libby adit located in northwestern Montana. The Company intends to continue its emphasis on the re-permitting applications and commencement of a phased financing plan for the Montanore project. The Company will require additional capital to complete the proposed $40 million advanced exploration and delineation drilling program starting in early 2007.

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

	Expense Summary
Expenditures
	2006	2005	2004
	(millions)
Montanore Project Expense	$2.7	$2.7	$.3
Administrative Expense	$2.7	$1.7	$.9
Non Cash Stock Option Expense	$0.9	$1.0	$1.4
Interest Income	$(.3)	$(.2)	$(.1)

        Montanore project expense includes exploration, fees, filing and licenses, environmental, engineering and permitting expense. Increased activity on the Montanore Project was primarily the result of increased payments to consultants for permitting activities, collecting additional environmental baseline data, mineralized material and resource studies, and exploration activities related to reopening the Libby adit. Administrative expense, which includes general overhead and office expense, legal, accounting, compensation, rent, taxes, and investor relations expense, increased $1.0 million or 50% in 2006 over 2005 as we added two additional staff members, increased legal and accounting fees due to increased regulatory requirements and implementation of the requirements of the Sarbanes-Oxley Act of 2002 reporting on internal controls as an accelerated filer for 2006, and a general increase in the Company's activities. Stock option expense, which includes stock options granted to officers, employees and consultants, remained approximately unchanged from 2005 to 2006, while interest income increased slightly due to a full year of interest for certificates of deposit purchased in October of 2005.

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

        We anticipate spending approximately $1.0 million each quarter in 2007 for ongoing operating expenses and an additional $5.0 million per quarter for the advanced exploration and delineation drilling program starting with the second quarter of 2007 for estimated total 2007 expenditures of approximately $19.0 million. The Company will require external financing in 2007 and 2008 to fund the advanced exploration and delineation drilling program.

Off Balance Sheet Arrangements

        We have no off balance sheet arrangements.

Table of Contractual Obligations

        The following table summarizes our contractual obligations at December 31, 2006:

Contractual Obligations	Total	Less Than 1 Year	2–3 Years	4–5 Years	Thereafter
Operating leases	$416,000	$72,000	$144,000	$200,000	$—

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        All of our cash balances are held in U.S. dollars and our long term investment certificates of deposit are denominated in U.S. dollars and held in local and national banking institutions. We manage the timing of cash required for the re-permitting, review of the Montanore deposit, and engineering of the Montanore Project and for general corporate purposes by utilizing our money market account. We invest funds not immediately required in investments, currently in certificates of deposit, with varying maturities and fixed early retirement costs equal to three months interest. Our policy is to invest only in government and corporate grade securities rated "investment grade" or better.

        The market prices of base and precious metals such as copper and silver fluctuate widely and are affected by numerous factors beyond the control of any mining company. These factors include expectations with regard to the rate of inflation, the exchange rates of the dollar and other currencies, interest rates, global or regional political, economic or banking crises, and a number of other factors. If the market price of silver or copper should drop dramatically, the value of the Company's Montanore Project could drop and the Company might not be able to recover its investment in that project. The decision to develop or construct a mine would be made several years before the first revenues from production would be received. Price fluctuations between the time that such decision is made and the commencement of production could affect the economics of the mine.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The consolidated financial statements for the years ended December 31, 2006, 2005 and 2004 are included in this Report on Form 10-K as set forth below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	28-31
FINANCIAL STATEMENTS:
Consolidated balance sheets	32
Consolidated statements of income	33
Consolidated statements of stockholders' equity	34
Consolidated statements of cash flows	35
Notes to consolidated financial statements	36-44

[LE MASTER AND DANIELS PLLC LETTERHEAD]

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mines Management, Inc. and Subsidiaries' as of December 31, 2006, 2005, and 2004, and the results of their operations and their cash flows for the years then ended and for the period from inception of the development stage (August 12, 2002 through December 31, 2006) in conformity with U.S. generally accepted accounting principles.

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

Spokane, Washington
February 26, 2007

[LE MASTER AND DANIELS PLLC LETTERHEAD]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Mines Management, Inc. and Subsidiaries
Spokane, Washington

        We have audited management's assessment, included in the accompanying Management's Report on Internal Control, that Mines Management, Inc. and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Mines Management, Inc. and Subsidiaries' management is responsible for maintaining effective internal control over financial reporting and for its assesment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, management's assessment that Mines Management, Inc. and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Mines Management, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 1, 2006, based on the COSO criteria.

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

Spokane, Washington
February 26, 2007

Mines Management, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005	2004
Assets
CURRENT ASSETS:
Cash and cash equivalents	$743,652	$4,648,294	$2,424,995
Interest receivable	64,426	101,380	51,688
Prepaid expenses and deposits	71,118	30,169	27,989

Total current assets	879,196	4,779,843	2,504,672

MINERAL PROPERTIES	504,492	504,492	504,492

PROPERTY AND EQUIPMENT:
Mine buildings and leasehold improvements	172,535	39,917	12,926
Equipment	259,914	80,568	75,788
Office equipment	222,514	185,969	56,212

	654,963	306,454	144,926
Less accumulated depreciation	156,280	101,470	78,815

	498,683	204,984	66,111

INVESTMENTS:
Certificates of deposit	4,370,253	4,158,692	4,035,760
Available-for-sale securities	77,844	25,146	23,982

	4,448,097	4,183,838	4,059,742

	$6,330,468	$9,673,157	$7,135,017

Liabilities and Stockholders' Equity
CURRENT LIABILITIES:
Accounts payable	$301,667	$130,655	$18,172
State income taxes payable	—	—	345
Due to officer	2,398	2,398	2,398
Severance currently payable	—	20,000	60,000
Payroll taxes payable	3,549	18,048	14,069

Total current liabilities	307,614	171,101	94,984
OTHER LIABILITIES:
Severance payable, long term	—	—	20,000

Total liabilities	307,614	171,101	114,984

CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock—100,000,000 shares, $0.001 par value, authorized; 12,849,467, 12,469,510, and 10,630,590 shares issued and outstanding	12,849	12,470	10,631
Preferred stock—10,000,000 shares, no par value, authorized	—	—	—
Additional paid-in capital	22,268,710	19,817,444	12,128,414
Accumulated deficit	(1,117,306)	(1,117,306)	(1,117,306)
Deficit accumulated during the development stage	(15,208,078)	(9,224,533)	(4,014,523)
Accumulated other comprehensive income	66,679	13,981	12,817

Total stockholders' equity	6,022,854	9,502,056	7,020,033

	$6,330,468	$9,673,157	$7,135,017

See accompanying notes to consolidated financial statements.

Mines Management, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

				From Inception August 12, 2002 through December 31, 2006
	Years Ended December 31,
	2006	2005	2004
REVENUE:
Royalties	$13,130	$11,282	$8,604	$41,499

OPERATING EXPENSES:
Depreciation	54,810	22,655	11,754	92,266
Administrative	867,240	701,064	296,814	1,982,749
Legal, accounting, and consulting	437,940	197,972	152,999	851,744
Miscellaneous	16,329	4,573	6,247	32,133
Exploration	148,614	718	368	153,310
Oil and gas operating	—	—	9,308	12,173
Rent and office	291,331	115,814	65,462	523,207
Compensation, directors, officers and staff	874,599	628,860	334,573	2,208,227
Taxes and licenses	52,129	38,569	23,549	138,090
Telephone	20,699	16,421	4,448	52,024
Fees, filing, and licenses	565,549	474,549	144,921	1,234,296
Environmental	275,065	112,954	120,811	520,828
Engineering	348,799	988,653	63,511	1,428,410
Permitting	1,402,165	1,141,018	—	2,549,667
Commissions	—	—	—	68,440
Stock options granted to officers and employees	899,260	443,780	1,417,291	3,471,131
Stock options granted for services	38,635	560,569	—	601,204

Total operating expenses	6,293,164	5,448,169	2,652,056	15,919,899

LOSS FROM OPERATIONS	(6,280,034)	(5,436,887)	(2,643,452)	(15,878,400)

OTHER INCOME:
Interest	296,489	226,877	127,383	666,864
Miscellaneous	—	—	—	3,458

	296,489	226,877	127,383	670,322

NET LOSS	$(5,983,545)	$(5,210,010)	$(2,516,069)	$(15,208,078)

NET LOSS PER SHARE	$(0.47)	$(0.45)	$(0.26)
WEIGHTED-AVERAGE SHARES OF COMMON STOCK OUTSTANDING	12,781,827	11,461,043	9,745,097

See accompanying notes to consolidated financial statements.

Mines Management, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

YEAR ENDED DECEMBER 31, 2006, 2005 AND 2004

			Issuable Common Stock				Deficit Accumulated During the Development Stage
	Common Stock							Accumulated Other Comprehensive Income
					Additional Paid-in Capital	Accumulated Deficit
	Shares	Amount	Shares	Amount					Total
Balances, August 12, 2002 (Inception)	5,316,956	$5,317	90,000	$22,500	$1,495,998	$(1,117,306)	$—	$846	$407,355
Common stock issued for cash	2,376,506	2,377			2,034,752				2,037,129
Exercise of stock options	561,246	561			(561)				—
Issuance of stock options					560,800				560,800
Common stock issued to directors	375,000	375			149,625				150,000
Common stock issued for services	5,000	5			1,995				2,000
Issuable common stock issued	90,000	90	(90,000)	(22,500)	22,410				—
Comprehensive loss:
Adjustment to net unrealized gain on marketable securities								42,249	42,249
Net loss							(1,498,454)		(1,498,454)
Comprehensive loss									(1,456,205)
BALANCES, DECEMBER 31, 2003	8,724,708	8,725	—	—	4,265,019	(1,117,306)	(1,498,454)	43,095	1,701,079
Common stock issued for cash	1,736,139	1,736			6,446,274				6,448,010
Exercise of stock options	168,685	169			(169)				—
Issuance of stock options					1,417,291				1,417,291
Issuance of stock for Heidelberg shares	1,058	1			(1)				—
Comprehensive loss:
Adjustment to net unrealized gain on marketable securities								(30,278)	(30,278)
Net loss							(2,516,069)		(2,516,069)
Comprehensive loss									(2,546,347)
BALANCES, DECEMBER 31, 2004	10,630,590	10,631	—	—	12,218,414	(1,117,306)	(4,014,523)	12,817	7,020,033
Common stock issued for cash	1,016,667	1,017	—	—	5,671,589	—	—	—	5,673,002
Exercise of stock options	178,157	178	—	—	79,322	—	—	—	79,500
Exercise of stock warrants	618,367	618	927,834	934,018	933,400				934,018
Issuance of stock options	—	—	—	—	984,419	—	—	—	984,419
Revaluation of stock options	—	—	—	—	19,930	—	—	—	19,930
Issuance of stock for Heidelberg shares	25,729	26	—	—	(26)	—	—	—	—
Comprehensive loss:
Adjustment to net unrealized gain on marketable securities	—	—	—	—	—	—	—	1,164	1,164
Net loss	—	—	—	—	—		(5,210,010)	—	(5,210,010)
Comprehensive loss									(5,208,846)
BALANCES, DECEMBER 31, 2005	12,469,510	12,470	—	—	19,817,444	(1,117,306)	(9,224,533)	13,981	9,502,056
Exercise of stock options	273,374	273	—	—	878,956	—	—		879,249
Exercise of stock warrants	105,750	106	—	—	634,959	—	—		634,501
Issuance of stock options to employees	—	—	—	—	899,260	—	—		899,260
Issuance of stock options for services	—	—	—	—	38,635	—	—		38,635
Issuance of stock for Heidelberg shares	833	—	—	—	—	—	—		—
Comprehensive loss:
Adjustment to net unrealized gain on marketable securities	—	—	—	—	—	—	—	52,698	52,698
Net loss	—	—	—	—	—	—	(5,983,545)		(5,983,545)
Comprehensive loss									(5,930,847)

BALANCES, DECEMBER 31, 2006	12,849,467	$12,849	—	$—	$22,268,710	$(1,117,306)	$(15,208,078)	$66,679	$6,022,854

See accompanying notes to consolidated financial statements.

Mines Management, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

				From Inception August 12, 2002 through December 31, 2006
	Years Ended December 31,
	2006	2005	2004
Increase (Decrease) in Cash and Cash Equivalents
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,983,545)	$(5,210,010)	$(2,516,069)	$(15,208,078)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of stock options	937,895	1,004,349	1,417,291	4,072,335
Stock received for services	—	—	—	(11,165)
Depreciation	54,810	22,655	11,754	92,266
Changes in assets and liabilities:
Interest receivable	36,954	(49,692)	(35,946)	(64,426)
Prepaid expenses and deposits	(40,949)	(2,180)	(20,489)	(70,618)
Accounts payable	171,012	112,483	(18,882)	304,065
Severance payable	(20,000)	(60,000)	(60,000)	—
State income taxes payable	—	(345)	(455)	(164)
Payroll taxes payable	(14,499)	3,979	5,665	369

Net cash used in operating activities	(4,858,322)	(4,178,761)	(1,217,131)	(10,885,416)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(348,509)	(161,528)	(52,761)	(589,111)
Purchase of certificates of deposit	(211,561)	(122,932)	(3,035,760)	(4,370,253)
Increase in mineral properties	—	—	—	(144,312)

Net cash used in investing activities	(560,070)	(284,460)	(3,088,521)	(5,103,676)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock	1,513,750	6,686,520	6,448,010	16,685,409

NET INCREASE IN CASH AND CASH EQUIVALENTS	(3,904,642)	2,223,299	2,142,358	696,317
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,648,294	2,424,995	282,637	47,335

CASH AND CASH EQUIVALENTS, END OF PERIOD	$743,652	$4,648,294	$2,424,995	$743,652

See accompanying notes to consolidated financial statements.

Mines Management, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Organization:

        Mines Management, Inc. (the Company) is a publicly held Idaho corporation incorporated in 1947. The Company acquires, explores, and develops mineral properties principally in North America. The Company performed exploration activities in South America in 2002.

Summary of Significant Accounting Policies:

  a.
  The accompanying consolidated financial statements include the accounts of Mines Management, Inc., and its wholly-owned subsidiaries, Newhi, Inc., Montanore Mineral Corporation, and Montmin Corporation. Intercompany balances and transactions have been eliminated. Newhi, Inc., was formed by the Company for the purpose of merger with Heidelberg Silver Mining Company, Inc. In the merger, completed on April 15, 1988, Heidelberg Silver Mining Company, Inc., was merged into Newhi, Inc. To effect the merger, the Company issued 367,844 shares of its previously unissued common stock. Also in connection with this merger, the Company issued 11,117 shares of common stock and paid $4,446 as a finder's fee. Montanore Mineral Corporation and Montmin Corporation were acquired in conjunction with a stock transfer agreement with Noranda Finance Corporation as described more fully in note 9.

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

  c.
  The Company evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amount may not be recoverable. If the sum of estimated future net cash flows on an undiscounted basis is less than the carrying amount of the related asset grouping, an asset impairment is considered to exist. The related impairment loss is measured by comparing estimated future net cash flows on a discounted basis to the carrying amount of the asset. Changes in significant assumptions underlying future cash flow estimates may have a material effect on the Company's financial position and results of operations. To date no such impairments have been identified.

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

  g.
  The Company's financial instruments as defined by Statement of Financial Accounting Standards (SFAS) No. 107, Disclosures about Fair Value of Financial Instruments, include cash and loans payable. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2006.

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

  l.
  In May 2005, FASB issued SFAS No. 154, Accounting Changes and Error Corrections—A Replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 does not change the guidance for reporting the correction of an error in previously issued financial statements or a change in accounting estimate. The provisions of SFAS No. 154 shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of this statement to have a material effect on its financial condition, results of operations, or cash flows.

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

  n.
  In December 2004, FASB issued SFAS No. 123R, Share-Based Payment, which revised SFAS No. 123 and superseded APB No. 25 and its related implementation guidance. SFAS No. 123R requires measurement and recording to the financial statements of the costs of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, recognized over the period during which an employee is required to provide services in exchange for such award. Effective January 1, 2004, the Company adopted SFAS No. 123R, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. As provided for under SFAS No. 148, the Company used the "modified prospective method" of transition. Under that method of transition, the costs recognized in the financial statements for the years ended December 31, 2006, 2005, and 2004, are the same as if they had been based on their fair values at the grant date. The Company recognized stock-based compensation of $937,895 (of which $38,635 was for services performed by outside parties), $1,004,349 (of which $560,569 was for services performed by outside parties), and $1,417,291 (of which $-0-was for services performed by outside parties) for the years ended December 31, 2006, 2005, and 2004, respectively.

  For purposes of calculating the fair value of options, volatility for the three years presented is based on the historical volatility of the Company's common stock over its public trading life. The Company currently does not foresee the payment of dividends in the near term. The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Years Ended December 31,
	2006	2005	2004
Weighted average risk-free interest rate	4.67%	3.56%	1.27%
Weighted average volatility	59.02%	70.48%	72.50%
Expected dividend yield	—	—	—
Weighted average expected life (in years)	2.00	2.00	1.00

  At December 31, 2006, the Company has four stock option plans, which are described more fully in note 5.

  o.
  Certain amounts in the prior-period financial statements have been reclassified for comparative purposes to conform to current period presentation with no effect on previously reported net loss. Additionally, reclassification of common stock and additional paid-in capital has been made to present common stock at par value of $.001 per common share with no effect on previously reported total stockholders' equity.

NOTE 2—STOCKHOLDERS' EQUITY:

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

        In 2004, the Company sold 1,285,000 shares of common stock for $6,425,000 ($5.00 per share). In connection with the stock sales, the Company granted warrants to purchase up to 511,000 shares of common stock at $7.25 per share through five years from the initial exercise date. The Company paid a cash finder's fee of 7% of the gross offering funds received in the offering. The finder received 3% warrant compensation or warrants to purchase 192,750 shares of common stock at $7.25 per share through February 18, 2009. These warrants are included in the initial 511,000 warrants issued. These warrants were repriced at $6.00 per share in October 2005, in accordance with the terms of the 2004 warrant agreement. Cumulative warrants exercised relating to this issue at December 31, 2006, 2005, and 2004, were 145,750, 40,000, and -0-, respectively.

        In 2005, the Company sold 1,016,667 shares of common stock for $6,100,002 ($6.00 per share). In connection with the stock sales, the Company granted warrants to purchase up to 737,084 common stock shares at $8.25 per share through five years from the initial exercise date. To date, no warrants have been exercised. The Company paid a cash finder's fee of 7% of the gross offering funds received in the offering. The finder also received 3.75% warrant compensation or warrants to purchase 228,750 shares of common stock at $8.25 per share through October 20, 2010. These warrants are included in the initial 737,084 warrants issued.

        In 2005, the Company also sold an additional 40,000 shares of common stock for $240,000 ($6.00 per share).

Preferred Stock:

        The Company has authorized 10,000,000 shares of no-par-value preferred stock. Through December 31, 2006, the Company had not issued any of the authorized preferred stock.

NOTE 3—MINING PROPERTIES:

        Mining properties are comprised of acquisition, exploration, and development costs related to the Advance and Iroquois properties in the Northport region of northeastern Washington State and the Montanore property in northwestern Montana, as shown below:

	December 31,
	2006	2005	2004
Montanore	$278,519	$278,519	$278,519
Advance	2,139	2,139	2,139
Iroquois	223,834	223,834	223,834

	$504,492	$504,492	$504,492

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

NOTE 4—INVESTMENTS:

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

        The Company owns 45,000 free-trading shares of Bitterroot Resources, Ltd. (BTT), a public Canadian corporation traded on the Toronto Venture Exchange. The shares are held as "available for sale." This investment is being recorded at fair market value with a corresponding adjustment to stockholders' equity. The 45,000 free-trading shares at December 31, 2006, 2005, and 2004, have a market value of $28,213, $15,057, and $14,210 U.S. funds, respectively. The Company also owns 196,000 free-trading shares of Centram Exploration Ltd., a public Canadian corporation traded on the Toronto Venture Exchange. The shares are held as "available for sale." The shares were received in year 2002 in exchange for administrative services provided by the Company. The 196,000 free-trading shares at December 31, 2006, 2005, and 2004, have a market value of $49,631, $10,089, and $9,722 U.S. funds, respectively.

NOTE 5—STOCK OPTIONS:

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

        During the year ended December 31, 2003, the stockholders of the Company approved two new stock-based compensation plans—the 2003 Stock Option Plan (which includes both qualified and nonqualified options) and the 2003 Consultant Stock Compensation Plan. Under the 2003 Stock Option Plan, the Company may grant options to purchase up to 1,200,000 shares of common stock. Under the 2003 Consultant Stock Compensation Plan the Company may grant options to purchase up to 400,000 shares of common stock. During 2004, the Company increased the maximum number of shares of common stock available under the 2003 Stock Option Plan and the 2003 Consultant Stock Compensation Plan to 3,000,000 and 700,000 shares, respectively.

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

        At December 31, 2006, the following 2003 plan options were outstanding:

Exercise Prices	Number of Options	Weighted Average Exercise Price	Remaining Contractual Life	Number Exercisable
			(in years)
$1.60	500,000	$1.60	1.18	500,000
1.85	100,000	1.85	1.66	100,000
3.95	20,000	3.95	2.48	20,000
4.65	475,000	4.65	2.34	475,000
3.75	220,000	3.75	3.01	120,000
3.93	155,000	3.93	3.09	155,000
4.01	214,000	4.01	3.41	214,000
5.01	5,000	5.01	3.47	5,000
5.01	175,000	5.01	4.45	175,000
5.01	30,000	5.01	4.66	10,000
5.01	100,000	5.01	3.96	100,000
5.01	200,000	5.01	4.58	—

Subtotal	2,194,000	$3.70		1,874,000

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

        For purposes of calculating the fair value of options, volatility for the two years presented is based on the historical volatility of the Company's common stock over its public trading life. The Company currently does not foresee the payment of dividends in the near term. The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Years Ended December 31,
	2006	2005	2004
Weighted average risk-free interest rate	4.67%	3.56%	1.27%
Weighted average volatility	59.02%	70.48%	72.50%
Expected dividend yield	—	—	—
Weighted average expected life (in years)	2.00	2.00	1.00
Weighted fair value (in dollars)	$1.78	$1.94	$3.01

        The following summarizes option activity for the years presented:

	Shares Under Option	Weighted-Average Exercise Price Per Share
Balance, at January 1, 2004	1,060,000	$1.49
Issued	930,000	4.91
Exercised	(178,907)	1.28
Forfeited (Cashless Purchase)	(21,093)	1.21

Balance, at January 1, 2005	1,790,000	$3.02
Issued	549,000	4.46
Exercised	(178,157)	1.65
Forfeited (Cashless Purchase)	(72,343)	3.92

Balance at January 1, 2006	2,088,500	$3.48
Issued	695,000	5.77
Exercised	(273,374)	3.36
Forfeited	(316,126)	6.12

Balance at December 31, 2006	2,194,000	$3.70

        Options outstanding at December 31, 2006, have a remaining contractual life of approximately three years.

NOTE 6—CONCENTRATION OF CREDIT RISK:

        The Company maintains its cash and cash equivalents in one financial institution. Balances are insured by the Federal Deposit Insurance Corporation up to $100,000 per institution.

NOTE 7—DEFERRED INCOME TAX:

        At December 31, 2006, 2005, and 2004, the Company had deferred tax assets that were fully reserved by valuation allowances. Following are the components of such assets and allowances:

	December 31,
	2006	2005	2004
Deferred tax assets arising from:
Net operating loss carryforwards	$1,770,000	$959,000	$373,000
Stock option compensation	610,000	460,000	310,000
Accrued severance compensation	—	2,000	12,000

	2,380,000	1,421,000	695,000
Less valuation allowance	2,380,000	1,421,000	695,000

Net deferred tax assets	$—	$—	$—

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

NOTE 8—CONTINGENCY:

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

NOTE 9—BUSINESS COMBINATION:

        On May 31, 2006, Noranda Finance Corporation and Newhi, Inc., executed a stock transfer agreement by which all issued and outstanding shares of capital stock for both Noranda Minerals Corporation and Normin Corporation have been transferred to Newhi, Inc. Noranda Minerals Corporation and Normin Corporation are Delaware corporations registered to do business in Montana. At the same time, Newhi submitted a $30,000 cash bond to the MDEQ (DEQ) to replace Noranda's previous bond. Subsequently, the official names of the companies where changed to Montanore Mineral Corporation and Montmin Corporation, respectively. The existing Montana State Hard Rock Permit #00150 and MPDES permit MT-00320279 stayed in place with Montanore Mineral Corporation, formerly known as Noranda Minerals Corporation, which is now owned by Newhi, Inc., a wholly-owned subsidiary of the Company.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A. CONTROLS AND PROCEDURES.

  Disclosure Controls and Procedures

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to the Company's management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial disclosure.

        The management of the Company, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the Company's disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15(e) or 15d-15(e) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report.

  Management's Report on Internal Control over Financial Reporting

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

        Management has assessed the effectiveness of its internal control over financial reporting as of December 31, 2006. In making its assessment of the effectiveness of internal control over financial reporting, management used the criteria described in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        Based on its assessment using those criteria, management concluded that Mines Management maintained effective internal control over financial reporting as of December 31, 2006.

        Management's assessment of the effectiveness of Mines Management's internal control over financial reporting as of December 31, 2006, has been audited by LeMaster & Daniels LLP, our independent registered accounting firm, as stated in their report which appears herein.

  Changes in Internal Control over Financial Reporting

        There was no change in the Company's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 that occurred during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

        None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Officers

Name	Age	Office Held	Year First Elected
Glenn M. Dobbs	64	President and Chief Executive Officer, Director	2003
James H. Moore	62	Chief Financial Officer	2004
Eric C. Klepfer	50	Vice President, Operations	2004
Douglas D. Dobbs	40	Vice President, Corporate Development and Investor Relations	2002
Roy G. Franklin	70	Director	1988
Robert L Russell	72	Director	1999
Jerry G. Pogue	64	Director	1999
Russell C. Babcock	69	Director	2004

        Glenn M Dobbs is President and Chief Executive Officer and a member of the Board of Directors of Mines Management, Inc., with experience in international finance, investment banking, natural resource financing and as a business development consultant. He has been President and CEO of MMI since January 2003 and served as Vice President from December 2002 to January 2003. Prior to joining MMI Mr. Dobbs was the Managing Director of the InterGold (Hedge Fund) from 1996 to December 2002. Mr. Dobbs was the founder of the Alpha Commodities Fund in 1976, founder and Board Chairman of First American Bank in 1978, Dallas regional manager for Monex International, founder of the InterGold (Hedge) Fund in 1996, and a former member of the Washington State House of Representatives. Mr. Dobbs has written and lectured on precious metals sector investing, resource development and financing.

        James H. Moore is Chief Financial Officer of Mines Management, Inc. and has over 30 years senior level experience in financial management with the mining sector. Prior to joining Mines Management, from 2002 to 2004, Mr. Moore was an independent mining consultant for Idaho General Mining Inc. From 1997 through 2003 he was the Vice President of Business Development for RAHCO International, Inc., a heavy mining equipment designer and manufacturer in Spokane, Washington. Prior to that time Mr. Moore was employed by Barrick Gold Corporation in Santiago, Chile as Vice President and Chief Financial Officer for its Latin American division. Other experience include service as Division Controller Mobil Oil, Energy Minerals Division, and Operations Controller for United Nuclear Corporation. Mr. Moore attended Stanford University and graduated from University of Utah with a B.S. in accounting.

        Eric C. Klepfer is Vice President, Operations of Mines Management, Inc. Mr. Klepfer has more than 22 years mining experience including project management, regulatory and environmental engineering, and mine planning and is responsible for all activities related to the advancement of the Montanore Project. Prior to joining us in August 2004, he worked as an environmental engineering and regulatory consultant from October 2003. Mr. Klepfer was employed by Coeur d'Alene Mines from 1995 through 2003: as Manager of Environmental Affairs from 1995 through 1998 for subsidiary Coeur Alaska; Director of Environmental Affairs from 1998 through 2002; and as Vice President of Technical Services from 2002 through October 2003 for subsidiary Earthworks Technology. Mr. Klepfer was employed by Newmont Mining from 1994 through 1995. Mr. Klepfer is a director of Timberline Resources Corporation, a company traded on the Pink Sheets under the symbol TBLC.PK.

        Douglas D. Dobbs is Vice President, Corporate Development and Investor Relations of Mines Management, Inc. Mr. Dobbs has 13 years experience in investments, corporate planning and marketing. He joined MMI in October 2002, prior to which he served from April 2001 to October 2002 as senior business and marketing analyst with Avista Labs, a wholly owned subsidiary of Avista Corp., involved in the development of energy technology. While at Avista, Mr. Dobbs was responsible for strategic planning, as well as market and corporate development activities. Prior to joining Avista, Mr. Dobbs worked with companies including Piper Jaffray Co., and National Securities Corp., and was the founder and principal of Dobbs Financial Services, an investment management firm involved with investment and market analysis and portfolio management. Mr. Dobbs holds a B.A. in economics from Hillsdale College and was formerly a licensed investment manager and registered investment advisor.

        Roy G. Franklin is a certified public accountant with 38 years experience in small company administration and finance. He was formerly a director of Heidelberg Silver Mining Company and was a principal in the accounting firm of Oswalt, Teel, and Franklin, P.S. from 1964 until his retirement in June 2003. Since his retirement, he has served as a consultant for several businesses in the State of Washington.

        Robert L. Russell, a Professional Engineer, has served as President and Director of Idaho General Mines, a publicly held metals exploration company, since March 1999. From September 1998 to May 2004, Mr. Russell was engaged in providing mining management consulting services through his consulting company, R.L. Russell Associates. Prior to 1998, Mr. Russell has held positions with Exxon Minerals and Freeport McMoRan Copper and Gold, where he served as Vice President of Mining. Mr. Russell acted as General Manager of Freeport's Indonesian gold operations. From 1995 to 1998 Mr. Russell was employed by Zambia Consolidated Copper Mines, including as General Manager of the Nchanga Division. In that position Mr. Russell was responsible for two operating mines and several metallurgical facilities.

        Jerry G. Pogue is a businessman with experience in the management and financing of junior resource companies. Mr. Pogue has been a self employed financial consultant since 1995 in the mining sector. He has managed a large sales organization, has worked as a stockbroker and investment analyst, and has financed and managed a number of companies in the resource and technology sectors. He lectures at international mining investment conferences.

        Russell C. Babcock received a B.S. in geology from Lawrence College in 1957 and an M.S. in geology from the University of Wisconsin, Madison. He was employed by Kennecott in various exploration geology positions from 1956 through his retirement in 1994, including service as Director of Exploration from January 1986 through November 1990 and Chief Geologist from November 1990 until he retired in 1994. Since his retirement, he has worked as a consulting economic geologist, specializing in exploration for and evaluation of base and precious metal deposits worldwide. In 2003, he was the recipient of the Society for Mining Metallurgy, and Exploration Ben Dickerson Award.

Code of Ethics

        We have adopted a Code of Ethics, which applies to our CEO and senior financial officers. The text can be found on our website www.minesmanagement.com under the heading "Corporate Governance."

Section 16(a) Compliance

        Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company pursuant to Section 240.16a-3 during the most recent fiscal year, and Form 5 and amendments thereto furnished to the Registrant with respect to the most recent fiscal year, no person who at any time during the fiscal year was a director, officer, or beneficial owner or more than ten percent of any class of equity securities of the Company failed to file on a timely basis, as disclosed in the above forms, reports required by Section 16(a) of the Exchange Act during the most recent fiscal year, except Eric Klepfer (two Forms 4), James Moore (one Form 4), Jerry Pogue (three Forms 4), Robert L. Russell

(two Forms 4), Roy G. Franklin (three Forms 4), Glenn M. Dobbs (two Forms 4), Douglas D. Dobbs (two Forms 4), and Russell C. Babcock (two Forms 4).

Director Nomination

        There have been no material changes to our policies regarding director nomination. Shareholders wishing to recommend a director candidate to serve on the Board may do so by providing advance written notice to the Corporate Secretary, which identifies the candidate and includes certain information regarding the nominating shareholder and the candidate. A nominee for director should be a person of integrity and be committed to devoting the time and attention necessary to fulfill his or her duties to Mines Management. The Nominating Committee will evaluate the independence of directors and potential directors, as well as his or her business experience, or specialized skills or experience. Diversity of background and experience, including diversity of race, ethnicity, international background, gender and age, are also important factors in evaluating candidates for board membership. The Nominating Committee will also consider issues involving possible conflicts of interest of directors or potential directors.

Audit and Finance Committee and Financial Expert

        Roy B. Franklin (Chairman), Russell C. Babcock, and Robert L. Russell comprise the Audit and Finance Committee, with Roy B. Franklin qualifying as an "Audit Committee financial expert" within the meaning of the rules adopted by the Securities and Exchange Commission. The Board has determined that each member of the Audit Committee is "independent" as that term is defined in the listing rules of the American Stock Exchange.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion & Analysis

  General

        We compensate our executives through a mix of base salary, cash bonus awards and performance-based equity compensation. Our compensation program is designed to attract and retain the best possible executive talent, to tie annual and long-term cash and equity incentive compensation to the achievement of measurable corporate, business unit and individual performance objectives, and to align compensation incentives available to our executives with the goal of creating stockholder value. To achieve these objectives, we tie a substantial portion of our executives' overall compensation to goals specific to the areas of the executive's responsibility and that relate to the achievement of corporate objectives, including financial objectives. In addition, we provide our executives a variety of other benefits that we also make available generally to all salaried employees.

  Establishing Compensation Opportunities

        Overall, our aim is to offer our executives total compensation opportunities that represent a compensatory level consistent with a peer group of competitive companies. Accordingly, we seek to review the compensation that we offer against that offered by peer group companies on an annual basis. Peer group companies reviewed in 2006 include: Idaho General Mines, Inc., Gold Reserve Corporation, Golden Star Resources, Ltd., and Hecla Mining Co.

  Allocation Among Compensation Components for 2006

	Base Salary	Cash Bonus Awards	Equity Compensation
Glenn M. Dobbs, President and Chief Executive Officer	70%	18%	12%
James H. Moore, Chief Financial Officer	73%	9%	18%
Eric C. Klepfer, Vice President Operations	72%	8%	20%
Douglas D. Dobbs, Vice President Corporate Development, Investor Relations	74%	2%	24%

  Compensation Components

        We provide the following compensation components to our executives:

        Base Salary.    We establish base salaries for our executives based on the scope of their responsibilities, and take into account competitive market compensation paid by companies in our competitive peer group for similar positions. Generally, we believe that executive base salaries should be targeted to be consistent with the salaries for executives in similar positions and with similar responsibilities at comparable companies in order to best attract, retain and equitably reward our executives.

        We review base salaries annually, and adjust base salaries from time to time to realign salaries with market levels after taking into account individual responsibilities, performance and experience. Our Compensation Committee determines the salary for our Chief Executive Officer, and, after consideration of the Chief Executive Officer's recommendations, for each officer other than the Chief Executive Officer. In 2006, we increased base salaries for each of our executive officers in the following percentages: Mr. Dobbs: 14%; Mr. Moore: 40%; Mr. Klepfer: 6% and Mr. Douglas Dobbs: 11%. The increases were based on individual performance, the Company's performance, and to bring salaries in line with our identified peer group.

        Based on information gathered, we believe that we compensate our executives equitably when compared to competitive or similar companies.

        Cash Bonus Awards.    We utilize cash bonus awards to align executive compensation with corporate objectives and individual performance and contribution. Our Compensation Committee determines the bonus level for our Chief Executive Officer, and, after consideration of the Chief Executive Officer's recommendations, for each officer other than the Chief Executive Officer.

        In 2006, cash bonuses were awarded to our executive officers in the following amounts: Mr. Dobbs: $53,000; Mr. Moore: $18,000; Mr. Klepfer: $14,000; and Mr. Douglas Dobbs: $3,000. Cash bonuses were awarded in recognition of achievement of individual goals and completion of the acquisition of Noranda Mineral Corporation and Normin Corporation in May 2006.

        Performance-Based Equity Awards.    We believe that share ownership, facilitated in part through the use of stock-based awards, encourages long-term performance by our executive officers. Our 2003 Stock Option Plan permits the grant of stock options to our employees, directors and consultants.

        In 2006, we granted stock options to three of our executive officers, Mr. Dobbs, Mr. Moore and Mr. Klepfer, to purchase 60,000, 20,000 and 20,000 shares, respectively, of our common stock at exercise prices ranging from $6.20 to $6.42 per share. Incentive awards for officers are based on achievement of corporate objectives and are determined annually by the Board of Directors.

        In addition to granting equity-based awards to our executives as part of a long-term incentive plan, we also intend to utilize these shares in recognition of individual achievements and contributions to corporate or business unit performance or in circumstances where we face a critical retention need. We do not maintain any equity or other security ownership guidelines or requirements for our executives. Additionally, we do not have a formal or informal policy regarding adjustment or recovery of awards or payments if the relevant performance goals or measures upon which they are based are restated or otherwise adjusted so that awards or payments are reduced.

        In May 2004 the Company adopted a repricing policy. Under that policy, if the price of our Common Stock drops $1.00 or more below the exercise price of a previously granted option, the exercise price of such options is reduced to the closing price of our Common Stock on the date of the repricing. This policy may be applied to an option that was previously repriced. This policy has been consistently applied since its implementation.

  Termination of Employment Payments

        Upon termination of a participant's employment or service, the participant will forfeit any outstanding performance-based equity awards except that a participant will have 90 days following termination of employment or service to exercise any vested options or stock appreciation rights (one year if termination of employment or service is a result of the participant's disability or death). Additionally, Mr. Dobbs and Mr. Moore are entitled to receive certain payments from us in the event of certain change of control events.

        Companies of our size in the mining industry face a number of risks, including the risk of being acquired in the future. We believe that entering into change of control and severance arrangements with certain of our executives has helped us attract and retain the best possible executive talent. Without these provisions, some of our executives may not have chosen to accept employment with us or to remain employed by us. For a further description of the payments that Mr. Dobbs and Mr. Moore, two of our executive officers, are entitled to receive in the event of certain change of control or termination events, please see "Potential Payments Upon Termination or Change of Control" below.

  Section 162(m) Treatment Regarding Performance-Based Equity Awards

        Under Section 162(m) of the Internal Revenue Code of 1986, as amended, a public company is generally denied deductions for compensation paid to the chief executive officer and the next four most highly compensated executive officers to the extent the compensation for any such individual exceeds one million dollars for the taxable year. Our Compensation Committee intends to preserve the deductibility of compensation payable to our executives, although deductibility will be only one among a number of factors considered in determining appropriate levels or modes of compensation.

  Indemnification of Officers and Directors

        We are incorporated in the State of Idaho. Sections 30-1-351 through 30-1-852 of the Idaho Business Corporation Act provide that a corporation may indemnify any person who was or is a party or is threatened to be made a party to any action, whether civil, criminal, administrative or investigative, by reason of the fact that such person is or was a director, officer, employee, fiduciary, or agent of the Company, or was serving at its request in a similar capacity for another entity, against expenses (including attorneys' fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by him in connection therewith if he acted in good faith and in a manner he reasonably believed to be in the best interest of the Company and which was at least not opposed to the best interests of the Company, and with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful. In case of an action brought by or in the right of the Company, such persons are similarly entitled to indemnification if they acted in accordance with the standard of conduct set forth above, but no indemnification shall be made if such person was adjudged liable on the basis that he received a financial benefit to which he was not entitled. In such event, indemnification is limited to reasonable expenses. Such indemnification is not deemed exclusive of any other rights to which those indemnified may be entitled under the Company's Articles of Incorporation, bylaws, agreement, vote of shareholders or disinterested directors, or otherwise.

        Our Articles of Incorporation generally allow indemnification of officers and directors to the fullest extent allowed by law. We currently intend to indemnify our officers and directors to the fullest extent permitted by the Articles of Incorporation and Idaho law. We have no other agreements with our officers or directors that pertain to indemnification.

        We also maintain insurance policies under which our directors and officers are insured, within the limits and subject to the limitations of the policies, against expenses in connection with the defense of actions, suits or proceedings, and certain liabilities that might be imposed as a result of such actions, suits or proceedings, to which they are parties by reason of being or having been a director or officer of Mines Management, Inc.

Summary Compensation

        The following table sets forth the compensation paid or accrued for the benefit of the principal executive officer, principal financial officer and each other executive officer whose total compensation exceeded $100,000 for the year ended December 31, 2006 (together, the "Named Executive Officers").

Name and Principal Position(1)	Year	Salary ($)	Bonus ($)	Option Awards ($)(2)		All Other Compensation ($)	Total ($)
Glen M. Dobbs, Chief Executive Officer and President(3)	2006	205,000	53,000	35,360	(4)	—	293,560
James H. Moore, Chief Financial Officer	2006	143,331	18,000	213,360	(5)	—	374,691
Eric C. Klepfer, Vice President Operations	2006	127,000	14,000	35,560		—	176,560
Douglas Dobbs, Vice President Corporate Development	2006	108,000	3,000	35,560		—	146,560

(1)
In accordance with the rules of the SEC, the compensation described in this table does not include a) medical, group life insurance or other benefits received by any of the named executive officers that are available generally to all of our salaried employees, or b) perquisites and other personal benefits received by the named executive officers that in the aggregate do not exceed $10,000.

(2)
We adopted the fair value recognition provisions of SFAS No. 123R effective January 1, 2004. See "Summary of Significant Accounting Policies—Note 1n" in our financial statements for the assumptions made in calculating the fair value of options. Except as noted in (4), all amounts represent the fair value of options granted in 2006, as repriced in 2006 in accordance with the Company's option repricing policy.

(3)
Mr. Dobbs does not receive any additional compensation for his service as a director.

(4)
The options to purchase 40,000 shares of common stock granted to Mr. Dobbs on July 10, 2006 have no fair value as they are not yet vested.

(5)
This amount includes $177,800, which represents the fair value of options to purchase a total of 100,000 shares of common stock granted to Mr. Moore in 2004 at an exercise price of $6.48 per share and repriced to an exercise price of $5.01 per share in accordance with Company policy in October 2006.

Grants of Plan Based Awards

        The following table sets forth information with respect to options granted to the Named Executive Officers under our 2003 Stock Option Plan in fiscal year 2006. No restricted stock, stock appreciation rights or other equity awards were granted in 2006.

Name	Grant Date	Number of Securities Underlying Options(1)		Exercise or Base Price of Option Awards ($)	Closing Market Price on Grant Date ($)(2)
Glenn M. Dobbs	06/13/06 07/10/06	20,000 40,000	(3)	5.01 5.01	6.20 6.42
James H. Moore	06/13/06	20,000		5.01	6.20
Eric C. Klepfer	06/13/06	20,000		5.01	6.20
Douglas Dobbs	06/13/06	20,000		5.01	6.20

(1)
All options granted in 2006 were granted under our 2003 Stock Option Plan. Unless otherwise noted, each of the listed option grants was fully vested on the date of grant.

(2)
These options were granted at fair market value as of the date of grant and repriced on October 3, 2006 in accordance with our Company policy.

(3)
Options vest in two equal annual tranches: 20,000 on July 8, 2007; 20,000 on July 8, 2008.

Outstanding Equity Awards at December 31, 2006

        The following table sets forth information with respect to outstanding options held by the Named Executive Officers as of December 31, 2006.

Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)(1)		Option Expiration Date
Glenn M. Dobbs	500,000 100,000 250,000 25,000 20,000	— — — — — 40,000	— — — — — —	$ $ $ $ $ $	1.60 1.85 4.65 3.93 5.01 5.01	3/4/2008 8/27/2008 5/2/2009 1/31/2010 6/12/2011 (2)
James H. Moore	15,000 25,000 50,000 50,000 20,000	— — — — —	— — — — —	$ $ $ $ $	3.95 3.93 5.01 5.01 5.01	6/21/2009 1/31/2010 12/12/2010 12/12/2011 6/12/2011
Eric C. Klepfer	120,000 — 20,000	— 100,000 —	— — —	$ $ $	3.75 3.75 5.01	8/30/2009 (3) 6/12/2011
Douglas Dobbs	150,000 50,000 20,000	— — —	— — —	$ $ $	4.65 3.93 5.01	5/3/2009 1/31/2010 6/12/2011

(1)
Options are granted at an exercise price equal to the market price of our Common Stock on the date of grant. Our policy is to reduce the exercise price of all stock options when the price of our Common Stock falls $1.00 below the exercise price as of the date of grant.

(2)
Options will expire in two equal tranches on each of July 8, 2012 and July 8, 2013.

(3)
Options will expire on the earlier of five years from the date of vesting, which will occur upon the completion of the permitting process at the Company's Montanore Project or ten years from the date of grant.

Option Exercises and Stock Vested

        The following table sets forth information concerning all exercises of stock options during fiscal year 2006 by each of the Named Executive Officers.

Option Awards
Name	Number of Shares Acquired on Exercise (#)(1)	Value Realized on Exercise ($)(2)
Glenn M. Dobbs	—	—
James H. Moore	—	—
Eric C. Klepfer	30,000	122,073
Douglas Dobbs	—	—

(1)
Represents aggregate number of shares acquired upon exercise in fiscal year 2006.

(2)
Represents aggregate net gain on shares acquired by option exercise in fiscal year 2006.

Potential Payments upon Termination or Change in Control

        Glenn M. Dobbs.    We entered into an Executive Compensation Agreement with Glenn Dobbs, our Chief Executive Officer and President, dated November 20, 2003 (the "Compensation Agreement"). Under the terms of the Compensation Agreement, Mr. Dobbs' salary of $100,000 took effect as of September 1, 2003 and automatically increased to $120,000 effective January 1, 2004. Mr. Dobbs was granted an option to acquire 500,000 shares of our common stock pursuant to the Mines Management, Inc. 2003 Stock Option Plan. Mr. Dobbs is also eligible to participate in the Company's employee benefit plans. In the event of either a change of control or termination without Cause or for Good Reason, as such terms are defined in the Compensation Agreement, Mr. Dobbs shall receive a lump sum payment equal to thirty-six (36) months salary, such payment calculated on his annual salary at the highest rate in effect during the twelve (12) month period immediately preceding change of control plus 25% of such base amount in lieu of employee benefit programs and club fees. In addition, all unvested options owned by Mr. Dobbs on the date of such termination shall vest immediately.

        James H. Moore.    We entered into an Employment Agreement with James H. Moore, our Chief Financial Officer, dated August 10, 2005 (the "Employment Agreement"), effective as of April 1, 2005. Under the terms of the Employment Agreement, Mr. Moore receives an annual base salary of $120,000 and is eligible to receive incentive stock options in such amounts as may be recommended from time to time by the Compensation Committee and approved by the Board of Directors. Mr. Moore is also eligible to participate in the Company's employee benefit plans. In the event of either a change of control or termination without Cause or for Good Reason, as such terms are defined in the Employment Agreement, he will be entitled to receive a lump sum payment equaling two (2) times his annual base salary and two (2) years of continued health benefits. In addition, all unvested options owned by Mr. Moore as of the date of such termination shall vest immediately.

Director Compensation

        The following table sets forth information concerning the compensation of the directors during the fiscal year ended December 31, 2006.

Name	Fees Earned or Paid in Cash ($)(1)	Option Awards ($)(2)	All Other Compensation ($)	Total ($)
Roy G. Franklin	4,500	35,560	—	40,060
Robert L Russell	3,500	35,560	—	39,060
Jerry G. Pogue	2,500	35,560	—	38,060
Russell C. Babcock	5,000	35,560	—	40,560

(1)
Our directors receive an annual cash retainer of $2,500 increased in June 2006. Our Audit Committee chair receives an additional $1,000, annual cash retainer and all other Board committee chairmen receive an additional $500 annual cash retainer. Our directors also receive a fee of $1,000 for each meeting attended.

(2)
Stock options were granted on June 13, 2006 under the Mines Management, Inc. 2003 Stock Option Plan at the then market price of $6.20 per share and repriced in accordance with Company policy on October 3, 2006 to an exercise price of $5.01. Options vested immediately upon grant and remain exercisable for five years.

Compensation Committee Interlocks and Insider Participation

        During 2006, our compensation committee consisted of Roy G. Franklin, Russell C. Babcock and Jerry Pogue. We did not compensate any of the current members of the compensation committee during 2006 other than for service on the board of directors. No member of our compensation committee and none of our executive officers serve as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our board of directors or compensation committee.

Compensation Committee Report

        The compensation committee of the Company has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Form 10-K/A.

                      Respectfully submitted,
                      THE COMPENSATION COMMITTEE
                      Roy G. Franklin
                      Russell C. Babcock
                      Jerry Pogue.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The following table sets forth certain information as of March 20, 2007 regarding the number and percentage of shares of Common Stock of the Company beneficially owned (as such term is defined in Rule 13d-3 under the Exchange Act) by each beneficial holder of more than five percent of the Common Stock, each director, each of the named executive officers and the Company's directors and officers as a group:

Name of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)	Percent of Class(3)
Glenn M. Dobbs	436,919 shares(4) 895,000 vested options	9.66%
Roy G. Franklin	78,053 shares 85,000 vested options	1.26%
Robert L. Russell	20,000 vested options	*
Jerry G. Pogue	12,000 shares 20,000 vested options	*
Russell C. Babcock	70,000 vested options	*
James H. Moore	160,000 vested options	*
Eric C. Klepfer	140,000 vested options	*
Douglas D. Dobbs	2,011 shares 220,000 vested options	1.07%
Total of all officers and Directors (8 individuals)	535,183 shares 1,610,000 vested options	14.78%

*
The percentage of common stock beneficially owned is less than 1%.

(1)
The address of each of these persons is c/o Mines Management, Inc. 905 West Riverside Avenue, Suite 311 Spokane, Washington 99201.

(2)
All options are currently exercisable or exercisable within 60 days of March 20, 2007.

(3)
Based on 12,899,467 shares outstanding at March 20, 2007.

(4)
Includes 241,500 shares owned by Intergold Fund Limited deemed to be beneficially owned by Mr. Dobbs.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Douglas Dobbs, son of Glenn Dobbs, President, Chief Executive Officer and a director of the Company, is employed by the Company as Vice President, Corporate Development and Investor Relations and Corporate Secretary. Douglas Dobbs was employed by the Company prior to Glenn Dobbs becoming an officer or director of the Company. During the year ending December 31, 2006, Mr. Dobbs received a salary of $108,000.00.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Auditor Fees

        The following presents fees for professional audit services rendered by LeMaster & Daniels PLLC, for the audit or review of the Company's financial statements for the years ended December 31, 2006 and December 31, 2005, and fees billed for other services rendered by LeMaster & Daniels, during those periods.

        Audit Fees.    The aggregate fees billed for professional services rendered by the Company's principal accountant for the audit of the Company's annual financial statements for the fiscal years ended December 31, 2006 and 2005 were $36,800 and $13,325, respectively.

        Audit Related Fees.    The Company did not incur any Audit Related Fees in 2006 or 2005.

        Tax Fees.    The Company incurred fees totaling $2,878 and $2,500 during the fiscal years ended December 31, 2006 and 2005, respectively, for the professional services rendered by the Company's principal accountant for tax compliance, tax advice and tax planning.

        All Other Fees.    The Company incurred no other fees during the last two fiscal years for products and services rendered by the Company's principal accountant.

Pre-approval Policies and Procedures

        The Audit and Finance Committee charter includes certain policies and procedures regarding the pre-approval of audit and non-audit services performed by an outside accountant. The Committee is required to pre-approve all engagement letters and fees for all auditing services (including providing comfort letters in connection with securities underwritings) and non-audit services performed by the outside auditors, subject to any exception under Section 10A of the Securities Exchange Act of 1934 and any rules promulgated thereunder. Pre-approval authority may be delegated to a Committee member or a subcommittee, and any such member or subcommittee shall report any decisions to the full Committee at its next scheduled meeting. All of the services provided under the captions "Audit-Related Fees," "Tax Fees" and "All Other Fees," were approved by the Audit and Finance Committee pursuant to its pre-approval policy as provided in the Audit and Finance Committee charter.

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

(3)
The following exhibits are filed with this Annual Report on Form 10-K or incorporated by reference.

EXHIBITS

Exhibit Number	Description of Exhibits
3.1	Articles of Incorporation of Mines Management, Inc., as amended.(1)(2)
3.2	Bylaws of Mines Management, Inc.(3)
4.1	Specimen of Certificate of Common Stock, par value $0.001(4)
4.2	Securities Purchase Agreement dated October 21, 2003.(5)
4.3	Form of Warrant issued pursuant to the Securities Purchase Agreement.(5)
4.4	Registration Rights Agreement dated October 21, 2003.(5)
10.1	William R. Green Separation Agreement January 13, 2003.(6)
10.2	Glenn Dobbs Executive Compensation Agreement dated November 20, 2003.(6)
10.3	James H. Moore Employment Agreement.(7)
10.4	Eric C. Klepfer Employment Agreement.
10.5	Mines Management, Inc., 1998 Stock Option Plan.(8)
10.6	Mines Management, Inc., 1998 Incentive Stock Option Plan.(8)
10.7	Mines Management, Inc., 2003 Stock Option Plan.(9)
10.8	Mines Management, Inc., 2003 Consultant Stock Compensation Plan.(9)
14	Code of Ethics.(10)
21	Subsidiaries of the Registrant.
23.1	Consent of Mine Development Associates, Inc.(11)
23.2	Consent of LeMaster & Daniels PLLC.
31.1	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14(a) and Rule 15d-14(a)(Section 302 of the Sarbanes- Oxley Act of 2002).
31.2	Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14(a) and Rule 15d-14(a)(Section 302 of the Sarbanes- Oxley Act of 2002).
32.1	Certificate of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
32.2	Certificate of Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
99.1	Audit Committee Charter.(10)
99.2	Form of Audit Committee Pre-approval Policies.(10)
99.3	Committee Charters (Board of Directors)(12)

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
(11)
Incorporated by reference to Form 10-K filed March 12, 2007.
(12)
Incorporated by reference to Form 10-KSB filed March 28, 2005.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed March 27, 2007 on its behalf by the undersigned, thereunto duly authorized.

MINES MANAGEMENT, INC. Registrant
By:	/s/ GLENN M. DOBBS Glenn M. Dobbs President and Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibits
3.1	Articles of Incorporation of Mines Management, Inc., as amended.(1)(2)
3.2	Bylaws of Mines Management, Inc.(3)
4.1	Specimen of Certificate of Common Stock, par value $0.001(4)
4.2	Securities Purchase Agreement dated October 21, 2003.(5)
4.3	Form of Warrant issued pursuant to the Securities Purchase Agreement.(5)
4.4	Registration Rights Agreement dated October 21, 2003.(5)
10.1	William R. Green Separation Agreement January 13, 2003.(6)
10.2	Glenn Dobbs Executive Compensation Agreement dated November 20, 2003.(6)
10.3	James H. Moore Employment Agreement.(7)
10.4	Eric C. Klepfer Employment Agreement.
10.5	Mines Management, Inc., 1998 Stock Option Plan.(8)
10.6	Mines Management, Inc., 1998 Incentive Stock Option Plan.(8)
10.7	Mines Management, Inc., 2003 Stock Option Plan.(9)
10.8	Mines Management, Inc., 2003 Consultant Stock Compensation Plan.(9)
14	Code of Ethics.(10)
21	Subsidiaries of the Registrant.
23.1	Consent of Mine Development Associates, Inc.(11)
23.2	Consent of LeMaster & Daniels PLLC.
31.1	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14(a) and Rule 15d-14(a)(Section 302 of the Sarbanes- Oxley Act of 2002).
31.2	Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14(a) and Rule 15d-14(a)(Section 302 of the Sarbanes- Oxley Act of 2002).
32.1	Certificate of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
32.2	Certificate of Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
99.1	Audit Committee Charter.(10)
99.2	Form of Audit Committee Pre-approval Policies.(10)
99.3	Committee Charters (Board of Directors)(12)

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
(9)
Incorporated by reference to Form S-8 filed June 10, 2005.
(10)
Incorporated by reference to Form 10-KSB filed March 1, 2004.
(11)
Incorporated by reference to Form 10-K filed March 12, 2007.
(12)
Incorporated by reference to Form 10-KSB filed March 28, 2005.