Form 10-Q
period 2007-03-31
MINES MANAGEMENT INC
filed 2007-05-10
CIK 66649

OMB APPROVAL
OMB Number: 3235-0070
Expires: January 31, 2008
Estimated average burden hours per response: 192.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2007.

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM                  TO                 .

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

At May 2, 2007, 18, 899,467 shares of common stock, par value $0.001 per share, were issued and outstanding.

SEC 1296 (9-05)   Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

MINES MANAGEMENT, INC.
FORM 10-Q
QUARTER ENDED March 31, 2007

Part I — Financial Information

Item 1. Financial statements (unaudited)

MINES MANAGEMENT, INC.
AND SUBSIDIARIES

Consolidated Financial Statements

March 31, 2007 and 2006

Mines Management, Inc. and Subsidiaries

Mines Management, Inc. and Subsidiaries

Consolidated Balance Sheets (unaudited)

	March 31, 2007	December 31, 2006

Assets
CURRENT ASSETS:
Cash and cash equivalents	$617,297	$743,652
Interest receivable	29,587	64,426
Prepaid expenses and deposits	30,786	71,118
Total current assets	677,670	879,196
MINERAL PROPERTIES	504,492	504,492
PROPERTY AND EQUIPMENT:
Mine buildings and leasehold improvements	265,698	172,535
Equipment	400,284	259,914
Office equipment	223,815	222,514
	889,797	654,963
Less accumulated depreciation	184,675	156,280
	705,122	498,683
INVESTMENTS:
Certificates of deposit	2,541,013	4,370,253
Available-for-sale securities	241,119	77,844
	2,782,132	4,448,097
	$4,669,416	$6,330,468
Liabilities and Stockholders’ Equity
CURRENT LIABILITIES:
Accounts payable	$321,680	$301,667
Due to officer	2,398	2,398
Payroll taxes payable	4,444	3,549
Total current liabilities	328,522	307,614
COMMITMENTS
STOCKHOLDERS’ EQUITY:
Common stock — 100,000,000 shares, $0.001 par value; 12,849,467 and 12,849,467 shares issued and outstanding, respectively	12,849	12,849
Preferred stock — 10,000,000 shares, no par value, authorized; -0- shares issued and outstanding	—	—
Additional paid-in capital	22,268,710	22,268,710
Accumulated deficit	(1,117,306)	(1,117,306)
Deficit accumulated during the development stage	(17,053,313)	(15,208,078)
Accumulated other comprehensive income	229,954	66,679
Total stockholders’ equity	4,340,894	6,022,854
	$4,669,416	$6,330,468

See accompanying notes to consolidated financial statements.

Mines Management, Inc. and Subsidiaries

Consolidated Statements of Operations (unaudited)

			From Inception
			August 12, 2002
	Three Months Ended March 31,		Through March 31,
	2007	2006	2007
REVENUE:
Royalties	$2,015	$3,704	$43,514
OPERATING EXPENSES:
Depreciation	28,395	11,169	120,661
Administrative	227,482	120,945	2,210,231
Legal, accounting, and consulting	275,094	36,738	1,126,838
Miscellaneous	7,654	1,720	39,787
Exploration	30,372	—	183,682
Oil and gas operating	113	—	12,286
Rent and office	114,877	59,220	638,084
Compensation, directors, officers and staff	260,713	181,713	2,468,940
Taxes and licenses	48,706	13,865	186,796
Telephone	9,458	5,109	61,482
Fees, filing, and licenses	112,621	162,954	1,346,917
Environmental	43,643	26,383	564,471
Engineering	9,162	205,348	1,437,572
Permitting	876,198	313,380	3,425,865
Commissions	—	—	68,440
Stock options granted to officers and employees	—	—	3,471,131
Stock options granted for services	—	—	601,204
Total operating expenses	2,044,488	1,138,544	17,964,387
LOSS FROM OPERATIONS	(2,042,473)	(1,134,840)	(17,920,873)
OTHER INCOME:
Interest	197,238	79,486	864,102
Miscellaneous	—	—	3,458
	197,238	79,486	867,560
NET LOSS	$(1,845,235)	$(1,055,354)	$(17,053,313)
NET LOSS PER SHARE	$(0.14)	$(0.08)
WEIGHTED—AVERAGE COMMON SHARES OUTSTANDING	12,849,467	12,598,954

See accompanying notes to consolidated financial statements.

Mines Management, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity (unaudited)

Three Months Ended March 31, 2007

							Deficit
							Accumulated	Accumulated
			Issuable		Additional		During the	Other
	Common Stock		Common Stock		Paid-in	Accumulated	Development	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Stage	Income	Total
BALANCES, AUGUST 12, 2002 (INCEPTION)	5,316,956	$5,317	90,000	$22,500	$1,495,998	$(1,117,306)	$—	$846	$407,355
Common stock issued for cash	5,169,312	5,130	—	—	14,152,615	—	—	—	14,157,745
Common stock issued to directors	375,000	375	—	—	149,625	—	—	—	150,000
Common stock issued for services	5,000	5	—	—	1,995	—	—	—	2,000
Issuable common stock issued	90,000	90	(90,000)	(22,500)	22,410	—	—	—	—
Exercise of stock options	1,181,462	1,181	—	—	957,548	—	—	—	958,749
Exercise of stock warrants	684,117	724	—	—	1,568,359	—	—	—	1,569,083
Issuance of stock options	—	—	—	—	3,900,257	—	—	—	3,900,257
Issuance of stock for Heidelberg shares	27,620	27	—	—	(27)	—	—	—	—
Revaluation of stock options	—	—	—	—	19,930	—	—	—	19,930
Comprehensive loss:
Adjustment to net unrealized gain on marketable securities	—	—	—	—	—	—	—	65,833	65,833
Net loss	—	—	—	—	—	—	(15,208,078)	—	(15,208,078)
Comprehensive loss									(15,142,245)
BALANCES, DECEMBER 31, 2006	12,849,467	12,849	—	—	22,268,710	(1,117,306)	(15,208,078)	66,679	6,022,854
Exercise of stock options	—	—	—	—	—	—	—	—	—
Exercise of stock warrants	—	—	—	—	—	—	—	—	—
Comprehensive loss:
Adjustment to net unrealized gain on marketable securities	—	—	—	—	—	—	—	163,275	163,275
Net loss	—	—	—	—	—	—	(1,845,235)	—	(1,845,235)
Comprehensive loss									(1,681,960)
BALANCES, MARCH 31, 2007	12,849,467	$12,849	—	$—	$22, 268,710	$(1,117,306)	$(17,053,313)	$229,954	$4,340,894

See accompanying notes to consolidated financial statements.

Mines Management, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,		From Inception August 12, 2002 Through March 31,
	2007	2006	2007
Increase (Decrease) in Cash and Cash Equivalents
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,845,235)	$(1,055,354)	$(17,053,313)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of stock options	—	—	4,072,335
Stock received for services	—	—	(11,165)
Depreciation	28,395	11,169	120,661
Changes in assets and liabilities:			—
Interest receivable	34,839	(1,734)	(29,587)
Prepaid expenses and deposits	40,332	15,169	(30,286)
Accounts payable	20,013	(119,483)	324,078
Severance payable	—	(20,000)	—
State income taxes payable	—	—	(164)
Payroll taxes payable	895	(12,886)	1,264
Net cash used in operating activities	(1,720,761)	(1,183,119)	(12,606,177)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(234,834)	(5,602)	(823,945)
(Purchase) Sale of certificates of deposit	1,829,240	(40,966)	(2,541,013)
Increase in mineral properties	—	—	(144,312)
Net cash provided by (used in) investing activities	1,594,406	(46,568)	(3,509,270)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock	—	1,146,500	16,685,409
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(126,355)	(83,187)	569,962
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	743,652	4,648,294	47,335
CASH AND CASH EQUIVALENTS, END OF PERIOD	$617,297	$4,565,107	$617,297

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

Summary of Significant Accounting Policies:

a.               The accompanying consolidated financial statements, include the accounts of Mines Management, Inc., and its wholly-owned subsidiaries, Newhi, Inc., Montanore Mineral Corporation, and Montmin Corporation.  Intercompany balances and transactions have been eliminated.  Newhi, Inc. was formed by the Company for the purpose of merger with Heidelberg Silver Mining Company, Inc.  In the merger, completed on April 15, 1988, Heidelberg Silver Mining Company, Inc., was merged into Newhi, Inc.  To effect the merger, the Company issued 367,844 shares of its previously unissued common stock.  Also in connection with this merger, the Company issued 11,117 shares of common stock and paid $4,446 as a finder’s fee.  Montanore Mineral Corporation and Montmin Corporation were acquired in conjunction with a stock transfer agreement with Noranda Finance Corporation as described more fully in note 9.

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

e.               Basic and diluted loss per share is computed using the weighted average number of shares outstanding during the periods (12,849,467 and 12,781,827 in the first quarter ended March 31, 2007, and the year ended December 31, 2006, respectively).  Stock options and warrants outstanding are antidilutive and are not considered in the computation.

Summary of Significant Accounting Policies (continued):

f.                 Cash and cash equivalents include cash on hand, cash in banks, investments in certificates of deposit with original maturities of 90 days or less, and money market funds.

g.              The Company’s financial instruments, as defined by Statement of Financial Accounting Standards (SFAS) No. 107, Disclosures about Fair Value of Financial Instruments, include cash and loans payable.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at March 31, 2007.

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

In March 2005, the Financial Accounting Standards Board (“FASB”) issued Interpretation (FIN) No. 47, Accounting for Conditional Asset Retirement Obligations, which clarifies that the term conditional asset retirement obligation as used in SFAS No. 143 refers to a legal obligation to perform an asset retirement activity where the timing or method of settlement is conditional on a future event.  Where the obligation to perform the asset retirement activity is unconditional, even though uncertainty exists about the timing or method of settlement, the entity is required to recognize a liability for the fair value of the conditional retirement obligation if reasonably estimable.  FIN No. 47 also clarifies when an entity would have sufficient information to reasonably estimate fair value.  At March 31, 2007, no asset retirement liabilities have been recorded by the Company.

k.               Certain amounts in the prior-period financial statements have been reclassified for comparative purposes to conform to current period presentation with no effect on previously reported net loss.

Summary of Significant Accounting Policies (continued):

l.                  In December 2004, FASB issued SFAS No. 123R, Share-Based Payment, which revised SFAS No. 123 and superseded APB No. 25 and its related implementation guidance.  SFAS No. 123R requires measurement and recording to the financial statements of the costs of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, recognized over the period during which an employee is required to provide services in exchange for such award.  Effective January 1, 2004, the Company adopted SFAS No. 123R, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure.  As provided for under SFAS No. 148, the Company used the “modified prospective method” of transition.  Under that method of transition, the costs recognized in the financial statements for the quarters ended March 31, 2007 and 2006 are the same as if they had been based on their fair values at the grant date.  There was no stock-based compensation recognized for the quarters ended March 31, 2007 and 2006.

At March 31, 2007, the Company had four stock option plans, which are described more fully in note 6.

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

In 2004, the Company sold 1,285,000 common shares for $6,425,000 ($5.00 per share).  In connection with the stock sales, the Company granted warrants to purchase up to 511,000 common stock shares at $7.25 per share through five years from the initial exercise date.  The Company paid a cash finder’s fee of 7% of the gross offering funds received in the offering.  The finder also received 3% warrant compensation or warrants to purchase 192,750 common shares at $7.25 per share through February 18, 2009.  These warrants were repriced at $6.00 per share in October 2005 and to $5.00 per share in April 2007 in accordance with the terms of the 2004 warrant agreement. Cumulative warrants exercised relating to this issue at December 31, 2006, 2005, and 2004, were 145,750, 40,000, and -0-, respectively.

In 2005, the Company sold 1,016,667 common shares for $6,100,002 ($6.00 per share).  In connection with the stock sales, the Company granted warrants to purchase up to 737,084 common stock shares at $8.25 per share through five years from the initial exercise date.  To date, no warrants have been exercised.  The Company paid a cash finder’s fee of 7% of the gross offering funds received in the offering.  The finder also received a 3.75% warrant compensation or warrants to purchase 228,750 common shares at $8.25 per share through October 20, 2010.  These warrants were repriced at $5.00 per share in April 2007 in accordance with the terms of the 2005 warrant agreement.

In 2005, the Company also sold an additional 40,000 common shares for $240,000 ($6.00 per share).

Preferred Stock:

The Company has authorized 10,000,000 shares of no-par-value preferred stock.  Through March 31, 2007, the Company had not issued any of the authorized preferred stock.

NOTE 3 — MINING PROPERTIES:

Mining properties are comprised of acquisition, exploration, and development costs related to the Montanore property in northwestern Montana and the Advance and Iroquois properties in the Northport region of northeastern Washington, as shown below:

	March 31,	December 31,
	2007	2006
Montanore	$278,519	$278,519
Advance	2,139	2,139
Iroquois	223,834	223,834
	$504,492	$504,492

NOTE 3 — MINING PROPERTIES (continued):

The Montanore property (formerly the Noxon property) is located in northwestern Montana and includes 18 mining claims covering 355 acres plus one 5-acre patented mill site.  In August 2002, the Company acquired a controlling interest in the Montanore silver and copper deposit in Sanders County, Montana.  The Company received a quitclaim deed from Noranda Mineral Corp. (Noranda) when Noranda elected to withdraw from the project.  The mineral rights acquired by the Company are subject to a $0.20 per ton royalty, and a 5% net profits royalty which would commence after the operator has recovered all of its exploration and development costs.  In December 2002, the Company received a quitclaim deed to all intellectual property connected with studies that Noranda carried out on the project.

The Advance property consists of 720 acres of patented mineral rights.  Although the Company does not own the overlying surface rights to its patented mineral rights, it does have right of access to explore and mine.

The Iroquois property consists of 64 acres of patented mineral and surface rights and 15 unpatented mining claims containing 300 acres.

NOTE 4 — INVESTMENTS:

The Company owns one $111,549 certificate of deposit and one $1,124,055 certificate of deposit for a total of $1,235,604.  These investments mature in 2008 and earn rates of 3.64 and 5.28% respectively.  The Company owns six $217,568 certificates of deposit for a total of $1,305,409.  These investments mature in 2009 and earn rates of 4.21%.

The Company owns 45,000 free-trading shares of Bitterroot Resources, Ltd. (BTT), a public Canadian corporation traded on the Toronto Venture Exchange.  The shares are held as “available for sale.”  This investment is being recorded at fair market value with a corresponding adjustment to stockholders’ equity.  The 45,000 free-trading shares at March 31, 2007 and December 31, 2006 have a market value of $26,930 and $28,213 U.S. funds, respectively.  The Company also owns 196,000 free-trading shares of Centram Exploration Ltd., a public Canadian corporation traded on the Toronto Venture Exchange.  The shares are held as “available for sale.”  The shares were received in year 2002 in exchange for administrative services provided by the Company.  The 196,000 free-trading shares at March 31, 2007 and December 31, 2006 have a market value of $214,189 and $49,631 U.S. funds, respectively.

NOTE 5 — STOCK OPTIONS:

During the year ended December 31, 1998, the shareholders of the Company approved two stock-based compensation plans: a fixed employee stock-based compensation plan and a performance-based plan.  Under the fixed plan, the Company may grant options to purchase up to 460,000 shares of common stock.  The option price may not be less than the fair market value on the date of grant of the shares.  Stock options  are exercisable within ten years from the date of the grant of the option.  Options under the fixed plan vest immediately.

At March 31, 2007, no 1998 nonqualified plan options were outstanding.

NOTE 5 — STOCK OPTIONS (continued):

Under the performance based plan, the Company may grant options to purchase up to 460,000 shares of common stock.  The option price may not be less than the fair market value on the date of grant of the shares.  Stock options are exercisable within ten years from the date of the grant of the option.  Options under the incentive plan vest immediately.

At March 31, 2007, no incentive-based plan options were outstanding.

During the year ended December 31, 2003, the stockholders of the Company approved two new stock-based compensation plans — the 2003 Stock Option Plan (which includes both qualified and nonqualified options) and the 2003 Consultant Stock Compensation Plan.  Under the 2003 Stock Option Plan, the Company may grant options to purchase up to 1,200,000 shares of common stock.  Under the 2003 Consultant Stock Compensation Plan the Company may grant options to purchase up to 400,000 shares of common stock.  During 2004, the Company increased the maximum number of common shares available under the 2003 Stock Option Plan and the 2003 Consultant Stock Compensation Plan to 3,000,000 and 700,000 shares, respectively.

Under both 2003 plans the option price may not be  less than 100% of the fair market value per share on the date of grant.  Stock options are  exercisable within ten years from the date of the grant of the option.  Vesting of the options granted under both plans is at the prerogative of the Board of Directors.  Options granted under the plans in 2003 vest immediately except for options issued to Glenn Dobbs, President and Chairman of the Board of Directors. Options issued to Mr. Dobbs were 50% vested at year end December 31, 2003 and become fully vested upon completion of certain financing arrangements.  The options granted to Mr. Dobbs were fully vested at year end December 31, 2004.

At March 31, 2007, the following 2003 plan options were outstanding:

			Remaining
		Weighted	Contractual
Exercise	Number of	Average	Life	Number
Prices	Options	Exercise Price	(in years)	Exercisable
$1.60	500,000	$1.60	.93	500,000
1.85	100,000	1.85	1.41	100,000
3.95	20,000	3.95	2.23	20,000
4.65	475,000	4.65	2.09	475,000
3.75	220,000	3.75	2.76	120,000
3.93	155,000	3.93	2.84	155,000
4.01	214,000	4.01	3.16	214,000
5.01	5,000	5.01	3.22	5,000
5.01	175,000	5.01	4.20	175,000
5.01	30,000	5.01	4.41	10,000
5.01	100,000	5.01	3.71	100,000
5.01	200,000	5.01	4.33	—
Subtotal	2,194,000	$3.70		1,874,000

NOTE 5 — STOCK OPTIONS (continued):

During January 2005, the Company issued 214,000 stock options to an individual as compensation for the  performance of marketing services. The options have an exercise price of $4.01 and vested 25% at the time of issuance, 25% in 60 days thereafter and the remaining balance on May 28, 2005.

During February 2005, the Company issued 205,000 stock options to directors and employees.  The options have an exercise price of $3.93 and vested immediately.  The options expire five years from issuance.

During June 2005, the Company issued 25,000 stock options to an individual as compensation for the performance of consulting services.  The options have an exercise price of $5.70 and vested immediately.  These options expire five years from issuance.

During June 2005, the Company issued 25,000 stock options to an individual as compensation for the performance of consulting services.  The options had an exercise price of $5.99 per share, representing the share price at the close of trading on June 6, 2005, and vested 40% at the time of  grant (June 6, 2005), and 20% each on June 6 of 2006, 2007, and 2008.  The Company has a policy of re-pricing all incentive stock options as market conditions allow.  As a result, the above stock option grants on June 6, 2005 were cancelled and replaced by the same number of stock options at an exercise price of $4.92 per share representing the stock price as of the close of trading on September 7, 2005.  During September 2006, the remaining options outstanding were forfeited.

During December 2005, the Company issued 100,000 stock options to an officer.  The options had an exercise price of $6.34 per share, representing the share price at the close of trading on December 13, 2005, and vested 50% at the time of issuance (December 13, 2005), and 50% on December 13, 2006.  During October 2006, the options were cancelled and replaced by the same number of stock options at an exercise price of $5.01 per share representing the stock price as of the close of trading on October 3, 2006.

During June 2006, the Company issued 170,000 stock options to officers, directors, and employees and 5,000 stock options to an individual as compensation for the performance of consulting services.  The options had an exercise price of $6.20 and vested immediately.  The options expire five years from issuance.  During October 2006, the options were cancelled and replaced by the same number of stock options at an exercise price of $5.01 per share representing the stock price as of the close of trading on October 3, 2006.

During July and September 2006, the Company issued 200,000 stock options to directors and 30,000 to our new Project Engineer for the Montanore Project.  The options had exercise prices of $6.42 and $6.21, respectively.  The options issued to the directors vest over a two year period, 20,000 on July 9, 2007 and 20,000 on July 9, 2008 for each director.  For the options issued to the new employee, 10,000 vested immediately, while the remaining 20,000 vest over a two year period, 10,000 on September 20, 2007 and 10,000 on September 20, 2008. Fair value of the options is calculated using the Black-Scholes option-pricing model and is recognized as the options vest.  During October 2006, the options were cancelled and replaced by the same number of stock options at an exercise price of $5.01 per share representing the stock price as of the close of trading on October 3, 2006.

Options outstanding at March 31, 2007, have a remaining contractual life of approximately three years.

NOTE 6 — CONCENTRATION OF CREDIT RISK:

The Company maintains its cash and cash equivalents in one financial institution.  Balances are insured by the Federal Deposit Insurance Corporation up to $100,000 per institution.

NOTE 7 — DEFERRED INCOME TAX:

At March 31, 2007, and December 31, 2006, the Company had deferred tax assets that were fully reserved by valuation allowances.  Following are the components of such assets and allowances:

	March 31,	December 31,
	2007	2006
Deferred tax assets arising from:
Net operating loss carryforwards	$2,044,000	$1,770,000
Stock option compensation	610,000	610,000
Accrued severance compensation	0	0
	2,654,000	2,380,000
Less valuation allowance	2,654,000	2,380,000
Net deferred tax assets	$—	$—

For the periods presented, the effective income tax rate differed from the expected rate because of the effects of annual changes in the deferred tax asset valuation allowance.  Changes in the deferred tax asset valuation allowance for the years ended March 31, 2007 and December 31, 2006 relate only to corresponding changes in deferred tax assets for those periods.

At March 31, 2007, the Company had federal tax-basis net operating loss carryforwards totaling approximately $13,600,000 which will expire in various amounts from 2008 through 2027.

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

NOTE 9 — BUSINESS COMBINATION:

On May 31, 2006, Noranda Finance Corporation and Newhi, Inc. executed a stock transfer agreement by which all issued and outstanding shares of capital stock for both Noranda Minerals Corporation and Normin Corporation have been transferred to Newhi, Inc.  Noranda Minerals Corporation and Normin Corporation are Delaware corporations registered to do business in Montana.  At the same time, Newhi submitted a $30,000 cash bond to the Montana Department of Environmental Quality (DEQ) to replace Noranda’s previous bond.  Subsequently, the official names of the companies where changed to Montanore Mineral Corporation and Montmin Corporation, respectively.  The existing Montana State Hard Rock Permit #00150 and MPDES permit MT-00320279 stayed in place with Montanore Mineral Corporation, formerly known as Noranda Minerals Corporation, which is now owned by Newhi, Inc., a wholly-owned subsidiary of the Company.

NOTE 10 — SUBSEQUENT EVENT:

On April 20, 2007 the Company completed a public offering of 6,000,000 units at a price of $5.00 per unit, resulting in gross proceeds of $30,000,000 ($28,200,000 net proceeds).  Each unit is comprised of one share of common stock and one-half of one common stock purchase warrant, with each full warrant being exercisable for five years to purchase one share of common stock at an exercise price of $5.75 per share.

The underwriters were granted an over-allotment option, exercisable for a period of 30 days following the closing, to acquire up to an additional 900,000 units.

On May 7, 2007, the Company received notice that the underwriters had elected to exercise the over-allotment option for 836,600 units.  The total offering is therefore 6,836,600 units for gross proceeds to the Company of $34,183,000, or $32,132,020 in net proceeds to the Company, after deducting underwriting commissions but before deducting offering expenses.  The shares of common stock issuable in connection with the exercise of the over-allotment are not included in the number of shares outstanding as reported in this Quarterly Report on Form 10-Q.

Item 2:          Management’s Discussion and Analysis of Financial Condition and Results of Operations

On April 20, 2007, Mines Management, Inc. (“MMI” or the “Company”) completed a US$30,000,000 public offering at $5.00 per unit in which 6,000,000 units were sold, realizing US$28,200,000 net proceeds to the Company after deducting underwriting commissions but before deducting offering expenses.  As a result, the Company has sufficient funds on hand for the first three phases of  its planned advanced exploration and delineation program that it expects to undertake at the Montanore project over the next two years.  The Montanore project continues to be the Company’s main focus and, in addition to the planned delineation drilling program, the Company is continuing its repermitting efforts with applicable federal and state agencies and its optimization review of the Project.

Overview

In the first quarter of 2007, the Company

•                       Completed the $30 million public offering described above.

•                       Maintained strong cash and investment position with $3.5 million on hand at March 31, 2007.

•                       Continued adding infrastructure at the  Libby adit site.

•                       Completed a water quality pilot plant test and analysis in the Libby adit.

•                       Continued work with state and federal agencies to provide technical information in support of the preparation of the draft of the environmental impact statement.

•                       Finished a detail schedule and budget for the next two years for the Montanore project.

The Company has initiated its planned two-year advanced exploration and delineation drilling program at the Montanore Project.  We expect to dewater and rehabilitate the Libby adit, and then advance the adit approximately 3,000 feet toward the middle of the deposit.  We plan an additional 10,000 feet of development drifting to provide drill access to different portions of the deposit, construction of drill stations, and diamond core drilling of approximately 50 holes totaling approximately 45,000 feet. The objectives of our advanced exploration and delineation program are to:

•                       Expand the known higher grade intercepts of the Montanore deposit;

•                       Develop additional information about the deposit;

•                       Further assess and define the mineralized zone; and

•                       Provide additional geotechnical, hydrological, and other data.

We expect that results of the drilling program, if successful, would provide data to support the completion of a bankable feasibility study.

The net cash expenditures for operating activities for the quarter ending March 31, 2007 was $1.7 million.  The Company believes that the recently completed financing, raising $28.2 million, net of commissions but before expenses, provides sufficient working capital for rehabilitation of the Libby adit and commencement of the evaluation drilling program over the next two years.  In order to complete the planned program, the Company would need an additional $10 million in external financing.

Permitting and Environmental

During the first quarter of 2007, MMI continued to address technical questions and comments generated by the U.S. Forest Service and the Montana Department of Environment Quality (MDEQ) as they prepare the draft environmental impact statement (EIS) relating to the Montanore Project.  In response, MMI submitted final technical information for the proposed tailings dam design and the transmission line and additional technical information regarding road use, mitigation of impact on grizzly bear and grizzly bear habitat and water management.

The collection of the requested information culminated in the submission by MMI in February 2007 of a revised project description for the EIS incorporating all technical comments generated by the agencies to that point.

Our third-party EIS contractor continues to work on alternative analyses of the environmental impacts of the Project.

Geology

In the first quarter of 2007, MMI continued work on the geologic model of the Montanore deposit, including digitally defining shapes that represent bedding planes and rock types. This geologic model will be enhanced with the results of the planned delineation drilling program, with the goal of better defining the predictability of the deposit ore grades and of the ore and mineralized zones.

During the first quarter of 2007, MMI also identified potential geology staff for the Project with an emphasis on employing individuals to work on the upcoming delineation drilling program.

Engineering

The primary engineering focus during the first quarter of 2007 was the activity associated with installing infrastructure at the Libby adit site in preparation for the commencement of delineation drilling.

Montanore Project optimization opportunities continued to be reviewed and developed by the engineering staff.

Advanced Exploration and Delineation Drilling Program

In July 2006, MMI initiated site preparation for the delineation drilling program planned at the Libby adit.  These efforts continued in the first quarter of 2007, during which time MMI completed construction of the shop, office, and rehabilitation of the portal and generators.  Ventilation fans and other equipment were installed in the Libby adit site.

Following completion of the pilot scale tests of the water treatment method in 2007, MMI prepared a bid package that should be submitted in the second quarter of 2007, with delivery and commencement of operation of the water treatment plant anticipated to occur late in the second quarter and early third quarter of 2007.

Also in the first quarter of 2007, MMI placed orders for underground equipment including a roof bolter, scissor deck, underground loader, and underground trucks, which are expected to begin arriving in May or June of 2007, with deliveries continuing throughout the year.

MMI currently has four employees at the adit site and plans to hire four additional employees starting in the second quarter of 2007.

Financial and Operating Results

Mines Management is an exploration stage company with a large silver/copper project, the Montanore Project, located in northwest Montana.  The Company continues to expense all of its expenditures and has no revenues from mining operations.  Financial results of operations include primarily interest income, general and administrative expenses, permitting and engineering expenses, and other miscellaneous.

Quarter Ended March 31, 2007

The Company reported a net loss for the quarter ended March 31, 2007 of $1.8 million or $0.14 per share compared to $1.1 million loss or $0.08 per share for the quarter ended March 31, 2006.  The $0.7 million increase in net loss was attributed to increased expenditures for the first quarter 2007 compared to first quarter 2006 resulting from increased activity for the Montanore Project including permitting, technical studies, and preparation for the Libby adit rehabilitation and delineation drilling program, and corporate legal, accounting, and administrative expenses relating to the public offering completed on April 20, 2007.

Liquidity

For the quarter ended March 31, 2007, the net cash used for operating activities was $1.7 million, which largely consisted of permitting, engineering and site preparation expenses for the Libby adit rehabilitation and delineation drilling program. The net cash provided by investing activities for the quarter was $1.6 million from the sale of certificates of deposit. The net decrease in cash on hand at the end of the first quarter 2007 versus year end 2006 was $0.1 million.

The Company anticipates spending approximately $15 million from cash and investments on hand for the final three quarters of 2007 for activities related to the Libby adit rehabilitation and delineation drilling program.

Forward Looking Statements

Some information contained in or incorporated by reference into this report may contain forward looking statements.  These statements include comments regarding Montanore Project permitting, the commencement and completion of activities related to the planned rehabilitation of the Libby adit and delineation drilling program, the hiring of additional staff, and the markets for silver and copper.  The use of any of the words “development”, “anticipate”, “continues”, “estimate”, “expect”, “may”, “project”, “should”, “believe”, and similar expressions are intended to identify uncertainties.  We believe the expectations reflected in those forward looking statements are reasonable.  However, we cannot assure that the expectations will prove to be correct.  Actual results could differ materially from those anticipated in these forward looking statements as a result of the factors set forth below and other factors set forth and incorporated by reference into this report:

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

•                  Geological, technical, permitting, mining and processing problems

•                  The availability, terms, conditions and timing of required governmental permits and approvals

•                  Uncertainty regarding future changes in applicable law or implementation of existing law

•                  The availability of experienced employees

•                  The factors discussed under “Risk Factors” in our Form 10-K, as amended, for the period ending December 31, 2006.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk and Hedging Activities

All of our cash balances are held in U.S. dollars and our long term investment certificates of deposit  are denominated in U.S. dollars in local and national banking institutions.  We manage the timing of cash required for review of the Montanore deposit permitting, and engineering of the Montanore Project and for general corporate purposes utilizing our money market account and invest funds not immediately required in investments, currently in certificates of deposit with varying maturities and fixed early retirement costs of three months interest.  Our policy is to invest only in government and corporate grade securities rated “investment grade” or better.

The market prices of base and precious metals such as silver and copper fluctuate widely and are affected by numerous factors beyond the control of any mining company.  These factors included expectations with regard to the rate of inflation, the exchange rates of the dollar and other currencies, interest rates, global or regional political, economic or banking crises, and a number of other factors.  If the market price of silver or copper should decrease, the value of the Company’s Montanore Project could decline and the Company might not be able to recover its investment in that project.  Any determination to develop or construct a mine would be made long before the first revenues from production would be received. Price fluctuations between the time that such decisions are made and the commencement of production could affect the economics of the mine.

Item 4.    Controls and Procedures

Glenn M. Dobbs, MMI’s President and CEO, and James H. Moore, MMI’s Chief Financial Officer and Treasurer, have evaluated MMI’s disclosure controls and procedures as of March 31, 2007.  Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that MMI’s disclosure controls and procedures are designed and were effective as of March 31, 2007 to give reasonable assurances that the information required to be disclosed in the reports that MMI files or submits under the Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is also accumulated and communicated to MMI’s management, including its Chief Executive Officer and Chief Financial Officer.

There were no changes in MMI’s internal controls or, to the knowledge of the management of MMI, any other changes that materially affect, or are reasonably likely to materially affect, MMI’s internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.    Legal Proceedings

On August 11, 2005, Mines Management was named as a co-defendant in a lawsuit filed by Montana Reserves Company (“MRC”) in the Superior Court in Spokane County Washington.  Named as co-defendants are Noranda Minerals, Normin Corp., Mines Management and Newhi, Inc.  The action seeks damages in connection with the conveyance of the Montanore property from Noranda to Newhi, and challenges the computation of a net proceeds royalty payable to MRC pursuant to a Royalty Agreement between Noranda and MRC in respect to the Montanore property.  Management does not believe that the outcome of this lawsuit will have a material adverse effect on Mines Management’s business or results of operations.

Item 1a.                    Risk Factors

There are no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K, as amended, for the year ending December 31, 2006.

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

Date: May 10, 2007	By:	/s/ Glenn M. Dobbs
Glenn M. Dobbs
President and Chief Executive Officer

Date: May 10, 2007	By:	/s/ James H. Moore
James H. Moore
Chief Financial Officer