Form 10-Q
period 2007-06-30
MINES MANAGEMENT INC
filed 2007-08-09
CIK 66649

OMB APPROVAL
OMB Number: 3235-0070
Expires: January 31, 2008
Estimated average burden
hours per response: 192.00

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2007.

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

At August 6, 2007, 19,736,067 shares of common stock, par value $0.001 per share, were issued and outstanding.

SEC 1296 (9-05)       Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

MINES MANAGEMENT, INC.
FORM 10-Q
QUARTER ENDED June 30, 2007

Part I – Financial Information

Item 1. Financial statements (unaudited)

MINES MANAGEMENT, INC. AND SUBSIDIARIES

Consolidated Financial Statements

June 30, 2007 and 2006

Mines Management, Inc. and Subsidiaries

Mines Management, Inc. and Subsidiaries

Consolidated Balance Sheets (unaudited)

	June 30,	December 31,
	2007	2006

Assets
CURRENT ASSETS:
Cash and cash equivalents	$30,267,134	$743,652
Interest receivable	58,697	64,426
Prepaid expenses and deposits	546,827	71,118
Total current assets	30,872,658	879,196

MINERAL PROPERTIES	504,492	504,492

PROPERTY AND EQUIPMENT:
Construction in progress	469,594	—
Mine buildings and leasehold improvements	601,445	172,535
Equipment	454,618	259,914
Office equipment	264,207	222,514
	1,789,864	654,963
Less accumulated depreciation	214,939	156,280
	1,574,925	498,683

INVESTMENTS:
Certificates of deposit	2,541,013	4,370,253
Available-for-sale securities	208,435	77,844
	2,749,448	4,448,097
	$35,701,523	$6,330,468

Liabilities and Stockholders’ Equity
CURRENT LIABILITIES:
Accounts payable	$928,439	$301,667
Due to officer	2,398	2,398
Payroll Payable	7,009	—
Payroll taxes payable	6,550	3,549
Total current liabilities	944,396	307,614

CONTINGENCY & COMMITMENTS

STOCKHOLDERS’ EQUITY:
Common stock – 100,000,000 shares, $0.001 par value authorized; 19,736,067 and 12,849,467 shares issued and outstanding, respectively	19,736	12,849
Preferred stock – 10,000,000 shares, no par value, authorized; -0- shares issued and outstanding	—	—

Additional paid-in capital	54,274,956	22,268,710
Accumulated deficit	(1,117,306)	(1,117,306)
Deficit accumulated during the development stage	(18,617,529)	(15,208,078)
Accumulated other comprehensive income	197,270	66,679

Total stockholders’ equity	34,757,127	6,022,854
	$35,701,523	$6,330,468

See accompanying notes to consolidated financial statements.

Mines Management, Inc. and Subsidiaries

Consolidated Statements of Operations (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		From Inception August 12, 2002 Through June 30,
	2007	2006	2007	2006	2007
REVENUE:
Royalties	$678	$2,803	$2,693	$6,507	$44,192
OPERATING EXPENSES:
Depreciation	30,265	11,421	58,660	22,590	150,926
Administrative	338,655	140,515	566,137	261,460	2,548,886
Legal, accounting, and consulting	19,917	125,888	295,011	162,626	1,146,755
Miscellaneous	2,547	126	10,201	1,846	42,334
Exploration	(18,506)	—	11,866	—	165,176
Oil and gas operating	405	—	518	—	12,691
Rent and office	111,198	61,810	226,075	121,030	749,282
Compensation; directors, officers and staff	477,225	175,810	737,938	357,523	2,946,1651
Taxes and licenses	8,640	48,638	57,346	62,503	195,436
Telephone	9,035	5,538	18,493	10,647	70,517
Fees, filing, and licenses	64,871	83,755	177,492	246,709	1,411,788
Environmental	42,072	83,986	85,715	110,369	606,543
Engineering	27,833	72,698	36,995	278,046	1,465,405
Permitting	153,024	388,479	1,029,222	701,859	3,578,889
Commissions	—	—	—	—	68,440
Stock options granted to directors, officers and employees	420,870	392,530	420,870	392,530	3,892,001
Stock options granted for services	6,550	11,545	6,550	11,545	607,754
Total operating expenses	1,694,601	1,602,739	3,739,089	2,741,283	19,658,988
LOSS FROM OPERATIONS	(1,693,923)	(1,599,936)	(3,736,396)	(2,734,776)	(19,614,796)
OTHER INCOME:
Interest	129,707	83,571	326,945	163,057	993,809
Miscellaneous	—	—	—	—	3,458
	129,707	83,571	326,945	163,057	997,267
NET LOSS	$(1,564,216)	$(1,516,365)	$(3,409,451)	$(2,571,719)	$(18,617,529)
NET LOSS PER SHARE (actual and fully diluted)	$(0.09)	$(0.12)	$(0.22)	$(0.20)
WEIGHTED—AVERAGE COMMON SHARES OUTSTANDING	18,008,843	12,825,557	15,443,407	12,713,067

See accompanying notes to consolidated financial statements.

Mines Management, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity (unaudited)   Six Months Ended June 30, 2007

	Common Stock		Issuable Common Stock		Additional	Accumulated	Deficit Accumulated During the Development	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Stage	Income	Total
BALANCES, AUGUST 12, 2002 (INCEPTION)	5,316,956	$5,317	90,000	$22,500	$1,495,998	$(1,117,306)	$—	$846	$407,355
Common stock issued for cash	5,169,312	5,130	—	—	14,152,615	—	—	—	14,157,745
Common stock issued to directors	375,000	375	—	—	149,625	—	—	—	150,000
Common stock issued for services	5,000	5	—	—	1,995	—	—	—	2,000
Issuable common stock issued	90,000	90	(90,000)	(22,500)	22,410	—	—	—	—
Exercise of stock options	1,181,462	1,181	—	—	957,548	—	—	—	958,729
Exercise of stock warrants	684,117	724	—	—	1,568,359	—	—	—	1,569,083
Issuance of stock options	—	—	—	—	3,900,257	—	—	—	3,900,257
Issuance of stock for Heidelberg shares	27,620	27	—	—	(27)	—	—	—	—
Revaluation of stock options	—	—	—	—	19,930	—	—	—	19,930
Comprehensive loss:
Adjustment to net unrealized gain on marketable securities	—	—	—	—	—	—	—	65,833	65,833
Net loss	—	—	—	—	—	—	(15,208,078)	—	(15,208,078)
Comprehensive loss									(15,142,245)
BALANCES, DECEMBER 31, 2006	12,849,467	12,849	—	—	22,268,710	(1,117,306)	(15,208,078)	66,679	6,022,854
Common Stock issued for cash	6,886,600	6,887	—	—	31,578,826	—	—	—	31,585,713
Issuance of stock options	—	—	—	—	47,520	—	—	—	47,520
Revaluation of stock options	—	—	—	—	379,900	—	—	—	379,900
Comprehensive loss:
Adjustment to net unrealized gain on marketable securities	—	—	—	—	—	—	—	130,591	130,591
Net loss	—	—	—	—	—	—	(3,409,451)	—	(3,409,451)
Comprehensive loss									(3,278,860)
BALANCES, JUNE 30, 2007	19,736,067	$19,736	—	$—	$54, 274,956	$(1,117,306)	$(18,617,529)	$197,270	$34,757,127

See accompanying notes to consolidated financial statements.

Mines Management, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		From Inception August 12, 2002 Through June 30,
Increase (Decrease) in Cash and Cash Equivalents	2007	2006	2007	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,564,216)	$(1,516,365)	$(3,409,451)	$(2,571,719)	$(18,617,529)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of stock options	427,420	404,075	427,420	404,075	4,499,755
Stock received for services	—	—	—	—	(11,165)
Depreciation	30,265	11,421	58,660	22,590	150,926
Changes in assets and liabilities:
Interest receivable	(29,110)	(29,349)	5,729	(31,083)	(58,697)
Prepaid expenses and deposits	(516,041)	(46,000)	(475,709)	(30,831)	(546,327)
Accounts payable	606,759	39,662	626,772	(79,821)	930,837
Payroll payable	7,009	—	7,009	—	7,009
Severance payable	—	—	—	(20,000)	—
State income taxes payable	—	—	—	—	(164)
Payroll taxes payable	2,106	15,315	3,001	2,429	3,370
Net cash used in operating activities	(1,035,808)	(1,121,241)	(2,756,569)	(2,304,360)	(13,641,985)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(430,474)	(3,500)	(665,308)	(9,102)	(1,254,419)
Construction in Progress	(469,594)	—	(469,594)	—	(469,594)
(Purchase) Sale of certificates of deposit	—	(14,336)	1,829,240	(55,302)	(2,541,013)
Increase in mineral properties	—	—	—	—	(144,312)
Net cash provided by (used in) investing activities	(900,068)	(17,836)	694,338	(64,404)	(4,409,338)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock	31,585,713	367,250	31,585,713	1,513,750	48,271,122
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	29,649,837	(771,827)	29,523,482	(855,014)	30,219,799
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	617,297	4,565,107	743,652	4,648,294	47,335
CASH AND CASH EQUIVALENTS, END OF PERIOD	$30,267,134	$3,793,280	$30,267,134	$3,793,280	$30,267,134

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

c.               The Company evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amount may not be recoverable.  If the sum of estimated future net cash flows on an undiscounted basis is less than the carrying amount of the related asset grouping, asset impairment is considered to exist.  The related impairment loss is measured by comparing estimated future net cash flows on a discounted basis to the carrying amount of the asset.  Changes in significant assumptions underlying future cash flow estimates may have a material effect on the Company’s financial position and results of operations.  To date no such impairments have been identified.

d.              Property and equipment are stated at cost.  Buildings and leasehold improvements are depreciated on the straight-line basis over an estimated useful life of 39 years.  Machinery and furniture are generally being depreciated using accelerated methods over estimated useful lives ranging from 5 to 10 years.

e.               Basic and diluted loss per share is computed using the weighted average number of shares outstanding during the periods (15,443,407 and 12,713,067 for the six months ended June 30, 2007 and 2006, respectively).  Stock options and warrants outstanding are antidilutive and are not considered in the computation.

f.                 Cash and cash equivalents include cash on hand, cash in banks, investments in certificates of deposit with original maturities of 90 days or less, and money market funds.

g.              The Company’s financial instruments, as defined by Statement of Financial Accounting Standards (SFAS) No. 107, Disclosures about Fair Value of Financial Instruments, include cash and loans payable.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at June 30, 2007.

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

In March 2005, the Financial Accounting Standards Board (“FASB”) issued Interpretation (FIN) No. 47, Accounting for Conditional Asset Retirement Obligations, which clarifies that the term conditional asset retirement obligation as used in SFAS No. 143 refers to a legal obligation to perform an asset retirement activity where the timing or method of settlement is conditional on a future event.  Where the obligation to perform the asset retirement activity is unconditional, even though uncertainty exists about the timing or method of settlement, the entity is required to recognize a liability for the fair value of the conditional retirement obligation if reasonably estimable.  FIN No. 47 also clarifies when an entity would have sufficient information to reasonably estimate fair value.  At June 30, 2007, no asset retirement liabilities have been recorded by the Company.

k.               In July 2006, FASB issued FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes.  FIN No. 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  FIN No. 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The interpretation applies to all tax positions related to income taxes subject to SFAS No. 109, Accounting For Income Taxes.  FIN No. 48 is effective for fiscal years beginning after December 15, 2006.  Differences between the amounts recognized in the balance sheets prior to the adoption of FIN No. 48 and the amounts reported after adoption should be accounted for as cumulative-effect adjustment recorded to the beginning balance of retained earnings.  The Company does not expect the adoption of this statement to have a material effect on its financial condition, results of operations, or cash flows.

l.                  In September 2006, FASB issued SFAS No. 157, Fair Value Measurements.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value under accounting principles generally accepted in the United States of America, and expands disclosures about fair value measurements.  SFAS No. 157 is effective for financial statements issued in respect of fiscal years beginning after November 15, 2007.  The Company is currently evaluating the impact the adoption of this statement could have on its financial condition, results of operations, and cash flows.

m.            Certain amounts in the prior-period financial statements have been reclassified for comparative purposes to conform to current period presentation with no effect on previously reported net loss.

n.              The Company uses the “modified prospective method” of transition as described under SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, to account for the costs of employee services received in exchange for an award of equity instruments.  Under this method of transition, the costs recognized in the financial statements for the quarters ended June 30, 2007 and 2006 are the same as if they had been based on their fair values at the grant date.  The Company recognized stock-based compensation of $427,420 and $404,075 for the quarters ended June 30, 2007 and 2006, respectively.

o.              For purposes of calculating the fair value of options, volatility for the three years presented is based on the historical volatility of the Company’s Common Stock over a two year period.  The Company does not foresee the payment of dividends in the near term.  The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Quarters Ended
	June 30
	2007	2006	2005

Weighted average risk-free interest rate	4.76%	5.16%	3.61%

Weighted average volatility	54.84%	61.96%	72.87%

Expected dividend yield	—	—	—

Weighted average expected life (in years)	2.00	2.00	2.00

At June 30, 2007, the Company had two stock option plans, which are described more fully in note 6.

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

On April 20, 2007 the Company completed a public offering of 6,000,000 units at a price of $5.00 per unit, resulting in gross proceeds of $30,000,000 ($28,200,000 net proceeds).  Each unit is comprised of one share of common stock and one-half of one common stock purchase warrant, with each full warrant being exercisable for five years to purchase one share of common stock at a price of $5.75 per share.  The warrants are listed on the TSX and are tradable in US dollars under the symbol MGT.GT.U.

The underwriters were granted an over-allotment option, exercisable for a period of 30 days following the closing, to acquire up to an additional 900,000 units.   On May 7, 2007, the Company received notice that the underwriters had elected to exercise the over-allotment option for 836,600 units.  The total offering was therefore 6,836,600 units for gross proceeds to the Company of $34,183,000, or $32,124,697 in net proceeds to the Company, after deducting underwriting commissions but before deducting offering expenses.

Preferred Stock:

The Company has authorized 10,000,000 shares of no-par-value preferred stock.  Through June 30, 2007, the Company had not issued any of the authorized preferred stock.

NOTE 3 — MINING PROPERTIES:

Mining properties are comprised of acquisition, exploration, and development costs related to the Montanore property in northwestern Montana and the Advance and Iroquois properties in the Northport region of northeastern Washington, as shown below:

	June 30,	December 31,
	2007	2006

Montanore	$278,519	$278,519
Advance	2,139	2,139
Iroquois	223,834	223,834

	$504,492	$504,492

The Montanore property is located in northwestern Montana and includes 18 mining claims covering 355 acres plus one 5-acre patented mill site.  In August 2002, the Company acquired a controlling interest in the Montanore silver and copper deposit in Sanders County, Montana.  The Company received a quitclaim deed from Noranda Mineral Corp. (Noranda) when Noranda elected to withdraw from the project.  The mineral rights acquired by the Company are subject to a $0.20 per ton royalty, and a 5% net profits royalty which would commence after the operator has recovered all of its exploration and development costs.  In December 2002, the Company received a quitclaim deed to all intellectual property connected with studies that Noranda carried out on the project.

The Advance property consists of 720 acres of patented mineral rights.  Although the Company does not own the overlying surface rights to its patented mineral rights, it does have right of access to explore and mine.

The Iroquois property consists of 64 acres of patented mineral and surface rights and 15 unpatented mining claims containing 300 acres.

NOTE 4 —CONSTRUCTION IN PROGRESS:

The Company is in the process of constructing additional office space in Libby, Montana.  This project is approximately 50% complete and has an estimated cost of $132,000.  Construction has also begun on the underground electrical and pumping systems at the Libby adit.  The anticipated cost of these projects totals $1,125,100 with approximately $404,200 included in construction in progress as of June 30, 2007.

NOTE 5 — INVESTMENTS:

The Company owns a $111,549 certificate of deposit which matures in September 2008 and has an interest rate of 3.64%.  The Company also owns a $1,124,055 certificate of deposit which is security for a Letter of Credit to the Montana DEQ for the reclamation guarantee for the Montanore expansion evaluation program.  This certificate matures in January 2008 and will automatically renew annually.  It currently earns a rate of 5.28%.  The Company owns six $217,568 certificates of deposit for a total of $1,305,409.  These investments mature in 2009 and earn rates of 4.21%.

The Company owns 45,000 free-trading shares of Bitterroot Resources, Ltd. (BTT), a public Canadian corporation traded on the Toronto Venture Exchange.  The shares are held as “available for sale.”  This investment is being recorded at fair market value with a corresponding adjustment to stockholders’ equity.  The 45,000 free-trading shares at June 30, 2007 and December 31, 2006 had a market value of $24,121 and $28,213 U.S. funds, respectively.  The Company also owns 196,000 free-trading shares of Centram Exploration Ltd., a public Canadian corporation traded on the Toronto Venture Exchange.  The shares are held as “available for sale.”  The shares were received in year 2002 in exchange for administrative services provided by the Company.  The 196,000 free-trading shares at June 30, 2007 and December 31, 2006 had a market value of $184,314 and $49,631 U.S. funds, respectively.

NOTE 6 — STOCK OPTIONS:

During the year ended December 31, 2003, the stockholders of the Company approved two stock-based compensation plans – the 2003 Stock Option Plan (which includes both qualified and nonqualified options) and the 2003 Consultant Stock Compensation Plan.  Under the 2003 Stock Option Plan, the Company may grant options to purchase up to 1,200,000 shares of common stock.  Under the 2003 Consultant Stock Compensation Plan the Company may grant options to purchase up to 400,000 shares of common stock.  During 2004, the Company increased the maximum number of common shares available under the 2003 Stock Option Plan and the 2003 Consultant Stock Compensation Plan to 3,000,000 and 700,000 shares, respectively.

Options granted under the 2003 plans are granted at an exercise price of not less than 100% of the fair market value per share on the date of grant.  Stock options are exercisable within ten years from the date of the grant of the option.  Vesting of the options granted under both plans is at the prerogative of the Board of Directors.  The Company has a policy of re-pricing all incentive stock options as market conditions allow.

At June 30, 2007, the following 2003 plan options were outstanding:

Exercise Prices	Number of Options	Weighted Average Exercise Price	Remaining Contractual Life (in years)	Number Exercisable

$ 1.60	500,000	$1.60	.68	500,000
1.85	100,000	1.85	1.16	100,000
3.95	20,000	3.95	1.84	20,000
4.65	475,000	4.65	1.98	475,000
3.75	220,000	3.75	2.17	120,000
3.93	155,000	3.93	2.59	155,000
4.01	214,000	4.01	0.33	214,000
3.90	5,000	3.90	3.89	5,000
3.90	175,000	3.90	3.95	175,000
3.90	30,000	3.90	4.23	10,000
3.90	100,000	3.90	3.46	100,000
3.90	200,000	3.90	4.03	—
4.34	30,000	4.34	4.34	10,000
3.79	18,000	3.79	4.96	18,000
3.33	30,000	3.33	5.00	10,000

Subtotal	2,272,000	$3.46		1,912,000

During January 2005, the Company issued 214,000 stock options to an individual as compensation for the performance of marketing services. The options have an exercise price of $4.01 and vested 25% at the time of issuance, 25% in 60 days thereafter and the remaining balance on May 28, 2005.  In January 2007, the option agreement was extended nine months by the Board of Directors to October 27, 2007.

During February 2005, the Company issued 205,000 stock options to directors and employees.  The options have an exercise price of $3.93 and vested immediately.  The options expire five years from issuance.

During June 2005, the Company issued 25,000 stock options to an individual as compensation for the performance of consulting services.  The options have an exercise price of $5.70 and vested immediately.  During May 2007and October 2006, the options were cancelled and replaced by the same number of stock options at an exercise price of $3.90 and $5.01 per share representing the stock price as of the close of trading on May 16, 2007 and October 3, 2006, respectively. These options expire five years from issuance.

During June 2005, the Company issued 25,000 stock options to an individual as compensation for the performance of consulting services.  The options had an exercise price of $5.99 per share, representing the share price at the close of trading on June 6, 2005, and vested 40% at the time of grant (June 6, 2005), and 20% each on June 6 of 2006, 2007, and 2008.  During September 2005, the options were cancelled and replaced by the same number of stock options at an exercise price of $4.92 per share representing the stock price as of the close of trading on September 7, 2005.  During September 2006, the remaining outstanding options were forfeited.

During December 2005, the Company issued 100,000 stock options to an officer.  The options had an exercise price of $6.34 per share, representing the share price at the close of trading on December 13, 2005, and vested 50% at the time of issuance (December 13, 2005), and 50% on December 13, 2006.  During May 2007 and October 2006, the options were cancelled and replaced by the same number of stock options at an exercise price of $3.90 and $5.01 per share representing the stock price as of the close of trading on May 16, 2007 and October 3, 2006, respectively.

During June 2006, the Company issued 170,000 stock options to officers, directors, and employees and 5,000 stock options to an individual as compensation for the performance of consulting services.  The options had an exercise price of $6.20 and vested immediately.  The options expire five years from issuance.  During May 2007and October 2006, the options were cancelled and replaced by the same number of stock options at an exercise price of $3.90 and $5.01 per share representing the stock price as of the close of trading on May 16, 2007 and October 3, 2006, respectively.

During July and September 2006, the Company issued 200,000 stock options to directors and 30,000 to the new Project Engineer for the Montanore Project.  The options had exercise prices of $6.42 and $6.21, respectively.  The options issued to the directors vest over a two year period, 20,000 on July 9, 2007 and 20,000 on July 9, 2008 for each director.  For the options issued to the new employee, 10,000 vested immediately, while the remaining 20,000 vest over a two year period, 10,000 on September 20, 2007 and 10,000 on September 20, 2008. During May 2007 and October 2006, the options were cancelled and replaced by the same number of stock options at an exercise price of $3.90 and $5.01 per share representing the stock price as of the close of trading on May 16, 2007 and October 3, 2006, respectively.

During April and June 2007, the Company issued 30,000 stock options to each of two new employees.  The options had exercise prices of $4.34 and $3.33, respectively.  For each employee, 10,000 options vested immediately while the remaining 20,000 options vest over a two year period; 10,000 in April of 2008 and 2009 respectively, and 10,000 in June 2008 and 2009, respectively.  The Company issued an additional 18,000 options to other employees in June 2007.  These options had an exercise price of $3.79 and vested immediately.

For purposes of calculating the fair value of options, volatility for the two years presented is based on the historical volatility of the Company’s Common Stock over a two year period.  The Company does not foresee the payment of dividends in the near term.  The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Quarters Ended
	June 30
	2007	2006	2005

Weighted average risk-free interest rate	4.76%	5.16%	3.61%

Weighted average volatility	54.84%	61.96%	72.87%

Expected dividend yield	—	—	—

Weighted average expected life (in years)	2.00	2.00	2.00

Weighted average fair value (in dollars)	1.30	2.31	2.23

The following summarizes option activity for the quarters presented:

	Shares Under Option	Weighted-Average Exercise Price Per Share
Balance, at January 1, 2006	2,088,500	$3.48
Issued	—	—
Exercised	(188,374)	2.92
Forfeited (Cashless Purchase)	(11,126)	4.65
Balance, at March 31, 2006	1,889,000	3.53
Issued	175,000	6.20
Exercised	(85,000)	4.32
Forfeited	—	—
Balance at June 30, 2006	1,979,000	3.73

Balance at January 1, 2007	2,194,000	3.70
Issued	—	—
Exercised	—	—
Forfeited	—	—
Balance at March 31, 2007	2,194,000	3.70
Issued	78,000	3.82
Exercised	—	—
Forfeited	—	—
Balance at June 30, 2007	2,272,000	$3.46

The options outstanding at June 30, 2007, have a remaining contractual life of approximately two years.

NOTE 7 — CONCENTRATION OF CREDIT RISK:

The Company maintains its cash and cash equivalents in one financial institution.  Balances are insured by the Federal Deposit Insurance Corporation up to $100,000 per institution.

NOTE 8 — DEFERRED INCOME TAX:

At June 30, 2007, and December 31, 2006, the Company had deferred tax assets that were fully reserved by valuation allowances.  Following are the components of such assets and allowances:

	June 30,	December 31,
	2007	2006
Deferred tax assets arising from:
Net operating loss carryforwards	$2,375,000	$1,770,000
Stock option compensation	675,000	610,000
Accrued severance compensation	0	0
	3,050,000	2,380,000
Less valuation allowance	3,050,000	2,380,000

Net deferred tax assets	$—	$—

For the periods presented, the effective income tax rate differed from the expected rate because of the effects of annual changes in the deferred tax asset valuation allowance.  Changes in the deferred tax asset valuation allowance for the periods ended June 30, 2007 and December 31, 2006 relate only to corresponding changes in deferred tax assets for those periods.

At June 30, 2007, the Company had federal tax-basis net operating loss carryforwards totaling approximately $15,400,000 which will expire in various amounts from 2008 through 2027.

NOTE 9 — CONTINGENCY:

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

NOTE 10 —COMMITMENTS:

The Company ordered primary mobile mine equipment and a water treatment plant with a purchase price of $3,530,400.  As of June 30, 2007, the Company had deposits totaling $410,780 toward the purchase of these items.

NOTE 11 — BUSINESS COMBINATION:

On May 31, 2006, Noranda Finance Corporation and Newhi, Inc. executed a stock transfer agreement by which all issued and outstanding shares of capital stock for both Noranda Minerals Corporation and Normin Corporation have been transferred to Newhi, Inc.  Noranda Minerals Corporation and Normin Corporation are Delaware corporations registered to do business in Montana.  At the same time, Newhi submitted a $30,000 cash bond to the Montana Department of Environmental Quality (DEQ) to replace Noranda’s previous bond.  Subsequently, the official names of the companies where changed to Montanore Mineral Corporation and Montmin Corporation, respectively.  The existing Montana State Hard Rock Permit #00150 and MPDES permit MT-00320279 stayed in place with Montanore Mineral Corporation, formerly known as Noranda Minerals Corporation, which is now owned by Newhi, Inc., a wholly-owned subsidiary of the Company.  The Company has filed a motion for summary judgment; a hearing on that motion is scheduled for late September 2007.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Montanore project continues to be the Company’s main focus and, in addition to the planned advanced exploration and delineation drilling program, the Company is continuing its repermitting efforts with applicable federal and state agencies and its optimization review of the Project.  During the second quarter of 2007, the Company closed an offering of its equity securities for gross proceeds to the Company of US$34,183,000, or US$32,125,000 in net proceeds after deducting underwriting commissions but before deducting offering expenses.   As a result, management believes that the Company has sufficient funds on hand to finance the first three phases of its advanced exploration and delineation program at the Montanore Project, which it expects to complete during the next two years.

Overview

In the second quarter of 2007, the Company

•                       Completed a $34.2 million public offering of equity.

•                       Established a strong cash position with $32.3 million at June 30, 2007.

•                       Initiated preparations for the advanced exploration and delineation drilling program by:

•                  Ordering a $1 million water treatment plant and building;

•                  Hiring additional staff at the Libby adit site to support initiation of underground activities at the  Libby adit, including dewatering, rehabilitation, advancement, drifting, and delineation drilling;

•                  Placing a $2.8 million order for Sandvik underground mining equipment.

•                       Advanced the permitting process by working closely with state and federal agencies to provide technical and other information in support of the preparation of the draft environmental impact statement.

During the second quarter, the Company initiated its two-year advanced exploration and delineation drilling program at the Montanore Project site.  The Company expects to dewater and rehabilitate the Libby adit, and then advance the adit approximately 3,000 feet toward the middle of the mineral deposit.  The Company plans an additional 10,000 feet of development drifting to provide drill access to different portions of the deposit, construction of drill stations, and diamond core drilling of approximately 50 holes totaling approximately 45,000 feet. The objectives of the advanced exploration and delineation program are to:

•                       Expand the known higher grade intercepts of the Montanore deposit;

•                       Develop additional information about the deposit;

•                       Further assess and define the mineralized zone; and

•                       Provide additional geotechnical, hydrological, and other data.

The Company expects that results of the drilling program, if successful, would provide data to support the completion of a bankable feasibility study, allowing the Company to convert a portion of its mineralized material/resource estimates into reserves.

The net cash expenditures for operating activities for the quarter ending June 30, 2007 was $1.6 million.  The Company believes that the recently completed financing provides sufficient working capital for rehabilitation of the Libby adit and commencement of the delineation drilling program over the next two years.  In order to complete the planned program through bankable feasibility, the Company would need an additional $10 million in external financing.

Advanced Exploration and Delineation Drilling Program

During the second quarter of 2007, the Company initiated the first stage of its planned advanced exploration and delineation drilling program, during which it expects to dewater and rehabilitate the Libby adit.  Delivery of a $1 million water treatment plant, through which the water discharged from the adit will be filtered, is expected to be delivered during the third quarter of 2007, following which commissioning and startup is expected to occur.  Also during the second quarter, additional staff, including a chief geologist and two project engineers were hired, and the construction of additional office space in Libby was initiated in preparation for commencement of dewatering and rehabilitation of the adit.  Eight full time employees are on staff for the project as of June 30, 2007.

The Company expects to begin rehabilitation activities shortly after dewatering begins.   These activities are anticipated to include scaling the back of the adit, installing new roof bolts and extending utilities into the adit; including electricity, piping, ventilation and dewatering infrastructure.

In preparation for commencement of the planned second stage of the program, the Company has ordered primary mobile mine equipment, including a roof bolter, a twin boom jumbo face drill, one four cubic yard LHD unit, one six cubic-yard LHD unit, and two underground twenty-four cubic yard trucks, all of which are expected to be delivered during 2007.  The Company expects capital expenditures of $12 million during the remainder of 2007 for equipment and activities related to the advancement of the drilling program.  This stage is expected to include advancement of the Libby adit by 3,000 feet towards the middle of the deposit, commencement of 10,000 feet of development drifting and establishment of drill stations,

Also in the second quarter, the Company performed quality control and assurance review of its initial revised mine model.  The Company expects to confirm the accuracy of this model by inputting the data gathered during the delineation drilling program, which, if the Company is successful in obtaining the permits necessary to support further development of the Montanore Project is expected to support a bankable feasibility study.

Permitting and Environmental

During the second quarter of 2007, the Company continued to work closely with the U.S. Forest Service (USFS) and Montana Department of Environmental Quality (MDEQ) on the draft environmental impact statement (EIS). Chapter 2 of the EIS (Proposed Action) was completed in draft form and submitted to the agencies for review by the Company’s third party EIS contractor in late July 2007.  In addition, the Company participated in the discussion and development of proposed alternatives for placement of tailings, plant site and portal locations that will be assessed and analyzed as part of the overall EIS review.

The Company also continues to work with the State of Montana on additional technical details related to the MPDES discharge permit, transmission line, and other state authorizations required for the Project.  Once the draft EIS is completed, the Company will update its permit applications to match the agencies’ preferred alternatives, and will include the 404 permit application submittal to the Army Corps of Engineers.

The USFS and MDEQ have advised the Company that they now expect to begin internal review of the completed draft EIS in October 2007. The Company has submitted comments to the agencies on ways to improve this schedule. Once the agencies have completed their review, the draft EIS and draft permits will be provided to the public for review and comment. The agencies may consider public comments in preparing the final EIS and final permits.  When the public review process is concluded, the agencies would proceed to determine the form of the final EIS and permits and would issue a joint Record of Decision setting forth their decisions on our proposed plan of operations and hard rock mining program.  The agencies have not set a preliminary schedule to issue the final EIS and Record of Decision.  Management expects that the number of comments received will determine the schedule but does not expect a Record of Decision before the end of the fourth quarter of 2008.

Financial and Operating Results

Mines Management is an exploration stage company with a large silver-copper project, the Montanore Project, located in northwest Montana.  The Company continues to expense all of its expenditures and has no revenues from mining operations.  Financial results of operations include primarily interest income, general and administrative expenses, permitting, project advancement and engineering expenses and other miscellaneous.

Quarter Ended June 30, 2007

The Company reported a net loss for the quarter ended June 30, 2007 of $1.6 million or $0.09 per share compared to a $1.5 million loss or $0.12 per share for the quarter ended June 30, 2006.  The $0.1 million increase in net loss was attributed to a $0.1 million increase in the second quarter in legal, accounting, financing, and administrative expenses related to increased investor relations activities, and a $0.3 million increase in employee compensation as a result of bonuses, salary increases, and the addition of four new employees, offset by a $0.3 million decrease in expenditures at the Montanore Project in the second quarter of 2007 for permitting, engineering, and environmental analysis, compared to the second quarter of 2006.  Project spending decreased in the second quarter of 2007 as the Company reduced its permitting activities as it focused on obtaining financing for the delineation drilling program.

Six Months Ended June 30, 2007

The net loss for the six months ended June 30, 2007 was $3.4 million or $0.22 per share versus a loss of $2.6 million or $0.20 per share for the six months ended June 30, 2006.  The $0.8 million increase in net loss for the six months ended June 30, 2007 compared to the six months ended June 30, 2006 is largely attributed to a $0.5 million increase in legal, accounting and administrative expenses related to the increased cost of implementing Sarbanes-Oxley internal control procedures, investor relations activities related to the public offering; increased compensation expense of $0.4 million and a $0.1 million increase in equipment rental costs at the Montanore site.  These increased expenditures were offset by an increase of $0.2 million in interest income for the first half of the year.

Liquidity

For the quarter ended June 30, 2007, the net cash used for operating activities was $1.0 million, which consisted largely of legal and accounting expenses associated with the public offering.  The net cash provided by financing activities for the quarter was $31.6 million from the public offering completed during the quarter. The net cash used in investing activities during the quarter was $0.9 million on procurement of fixed assets and construction in progress.  The net increase in cash on hand at the end of the second quarter 2007 versus year-end 2006 was $29.7 million.

For the six months ended June 30, 2007 the net cash from financing activities was $31.6 million from the public offering.  The net increase in cash on hand at the end of the half year ending 2007 versus 2006 was $29.5 million.

The Company anticipates spending approximately $12 million from cash and investments on hand during the final two quarters of 2007 for activities and equipment purchases related to the advanced exploration and delineation drilling program and the Montanore Project permitting. The Company believes that the recently completed financing provides sufficient working capital for rehabilitation of the Libby adit and commencement of the delineation drilling program which will take place over the next two years.  The Company will need an additional $10 million in external financing in order to complete the planned program through completion of a bankable feasibility study, which is a necessary prerequisite to development and production at Montanore.

Forward Looking Statements

Some information contained in or incorporated by reference into this report may contain forward looking statements.  These statements include comments regarding Montanore Project permitting, the commencement and completion of activities related to the planned rehabilitation of the Libby adit and delineation drilling program, the hiring of additional staff, and the markets for silver and copper.  The use of any of the words “development”, “anticipate”, “continues”, “estimate”, “expect”, “may”, “project”, “should”, “believe”, and similar expressions are intended to identify uncertainties.  The Company believes the expectations reflected in those forward looking statements are reasonable.  However, the Company cannot assure that the expectations will prove to be correct.  Actual results could differ materially from those anticipated in these forward looking statements as a result of the factors set forth below and other factors set forth and incorporated by reference into this report:

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk and Hedging Activities

All of our cash balances are held in U.S. dollars and our long term investment certificates of deposit  are denominated in U.S. dollars in local and national banking institutions.  We manage the timing of cash required for review of the permitting, and engineering of the Montanore Project and for general corporate purposes utilizing our money market account and invest funds not immediately required in investments, currently in certificates of deposit with varying maturities and fixed early retirement costs of three months interest.  Our policy is to invest only in government and corporate grade securities rated “investment grade” or better.

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

Item 4.  Controls and Procedures

Glenn M. Dobbs, MMI’s President and CEO, and James H. Moore, MMI’s Chief Financial Officer and Treasurer, have evaluated MMI’s disclosure controls and procedures as of June 30, 2007.  Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that MMI’s disclosure controls and procedures are designed and were effective as of June 30, 2007 to give reasonable assurances that the information required to be disclosed in the reports that MMI files or submits under the Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is also accumulated and communicated to MMI’s management, including its Chief Executive Officer and Chief Financial Officer.

There were no changes in MMI’s internal controls or, to the knowledge of the management of MMI, any other changes that materially affect, or are reasonably likely to materially affect, MMI’s internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings

On August 11, 2005, Mines Management was named as a co-defendant in a lawsuit filed by Montana Reserves Company (“MRC”) in the Superior Court in Spokane County Washington. Named as co-defendants are Noranda Minerals, Normin Corp., Mines Management and Newhi, Inc.  The action seeks damages in connection with the conveyance of the Montanore property from Noranda to Newhi, and challenges the computation of a net proceeds royalty payable to MRC pursuant to a Royalty Agreement between Noranda and MRC in respect to the Montanore property.  Management does not believe that the outcome of this lawsuit will have a material adverse effect on Mines Management’s business or results of operations. The Company has filed a motion for summary judgment; a hearing on that motion is scheduled for late September 2007.

Item 1a.  Risk Factors

There are no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K, as amended, for the year ending December 31, 2006.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

At the Company’s annual meeting of shareholders, which was held on June 15, 2007, the shareholders of the Company approved the election of Mr. Jerry Pogue and Mr. Robert Russell, to serve on the Company’s board of directors until the annual meeting of shareholders to be held in 2010. Voting results are as follows:

	For	Against	Withheld
Jerry G. Pogue	11,774,235	0	180,642
Robert L. Russell	11,740,409	0	214,468

Item 5.  Other Information

Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers; Compensatory Arrangements of Certain Officers.

On August 4, 2007, the Company’s employment contract with Eric C. Klepfer, Vice President, Operations, expired.  Mr. Klepfer will continue to have primary responsibility for permitting of the Montanore Project and engineering and oversight of the Company’s advanced exploration and delineation drilling program through his consulting firm, Klepfer Mining Services, LLC.  The parties are in the final stages of completing a definitive consulting agreement for the ongoing provision of those services, upon execution of which Mr. Klepfer will resign as an officer of the Company.

On August 7, 2007, the Company entered into executive employment agreements with each of Glenn M. Dobbs, its President and Chief Executive Officer, James H. Moore, its Chief Financial Officer and Douglas Dobbs, its Vice President, Corporate Development and Investor Relations.

Glenn M. Dobbs Employment Agreement

Under the terms of Mr. Dobbs’ agreement, which supersedes and replaces Mr. Dobbs’ current employment agreement with the Company, Mr. Dobbs will serve as President and Chief Executive Officer of the Company and will receive a base salary at the rate of $300,000.00 per annum, The Company will provide Mr. Dobbs with medical and dental insurance and he will be entitled to participate in all other Company employee benefit plans.

In the event that Mr. Dobbs is terminated or resigns other than for cause or as a result of his death or disability, or voluntarily resigns for good reason within one (1) year following a change in control, he will be entitled to receive a lump sum payment equal to three (3) times his then-effective annual salary plus annual bonus, if any, during the year preceding the change in control. Mr. Dobbs will also be reimbursed by the Company to the extent that any excise tax is imposed on a payment received by him under the change in control provisions of the agreement.

This description is qualified in its entirety by reference to Mr. Dobbs’ employment agreement, which is filed as Exhibit 10.1 to this Form 10-Q and incorporated herein by reference.

James H. Moore Employment Agreement

Under the terms of Mr. Moore’s agreement, which supersedes and replaces Mr. Moore’s current employment agreement with the Company, Mr. Moore will serve as Chief Financial Officer of the Company and will receive a base salary at the rate of $200,000.00 per annum, The Company will provide Mr. Moore with medical and dental insurance and he will be entitled to participate in all other Company employee benefit plans.

In the event that Mr. Moore is terminated or resigns other than for cause or as a result of his death or disability, or voluntarily resigns for good reason within one (1) year following a change in control, he will be entitled to receive a lump sum payment equal to three (3) times his then-effective annual salary plus annual bonus, if any, during the year preceding the change in control. Mr. Moore will also be reimbursed by the Company to the extent that any excise tax was imposed on a payment received by him under the change in control provisions of the agreement.

This description is qualified in its entirety by reference to Mr. Moore’s employment agreement, which is filed as Exhibit 10.2 to this Form 10-Q and incorporated herein by reference.

Douglas Dobbs Employment Agreement

Under the terms of Mr. Dobbs’ agreement, Mr. Dobbs will serve as Vice President, Corporate Development and Investor Relations of the Company and will receive a base salary at the rate of $150,000.00 per annum, The Company will provide Mr. Dobbs with medical and dental insurance and he will be entitled to participate in all other Company employee benefit plans.

In the event that Mr. Dobbs is terminated or resigns other than for cause or as a result of his death or disability, or voluntarily resigns for good reason within one (1) year following a change in control, he will be entitled to receive a lump sum payment equal to two (2) times his then-effective annual salary plus annual bonus, if any, during the year preceding the change in control. Mr. Dobbs will also be reimbursed by the Company to the extent that any excise tax was imposed on a payment received by him under the change in control provisions of the agreement.

This description is qualified in its entirety by reference to Mr. Dobbs’ employment agreement, which is filed as Exhibit 10.3 to this Form 10-Q and incorporated herein by reference.

Item 6.  Exhibits

(a)                               Exhibits:

10.1	Employment Agreement, dated as of August 7, 2007, by and between Mines Management, Inc. and Glenn M. Dobbs.

10.2	Employment Agreement, dated as of August 7, 2007, by and between Mines Management, Inc. and James H. Moore.

10.3	Employment Agreement, dated as of August 7, 2007, by and between Mines Management, Inc. and Douglas Dobbs.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C., 1350 (Section 906 of the Sarbanes-Oxley Act)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C., 1350 (Section 906 of the Sarbanes-Oxley Act)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned thereunto duly authorized.

Date: August 8, 2007	By:	/s/ Glenn M. Dobbs
Glenn M. Dobbs
President and Chief Executive Officer

Date: August 8, 2007	By:	/s/ James H. Moore
James H. Moore
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

10.1	Employment Agreement, dated as of August 7, 2007, by and between Mines Management, Inc. and Glenn M. Dobbs.

10.2	Employment Agreement, dated as of August 7, 2007, by and between Mines Management, Inc. and James H. Moore.

10.3	Employment Agreement, dated as of August 7, 2007, by and between Mines Management, Inc. and Douglas Dobbs.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C., 1350 (Section 906 of the Sarbanes-Oxley Act)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C., 1350 (Section 906 of the Sarbanes-Oxley Act)