Form 10-Q
period 2007-09-30
MINES MANAGEMENT INC
filed 2007-11-08
CIK 66649

OMB APPROVAL
OMB Number: 3235-0070
Expires: January 31, 2008
Estimated average burden
hours per response: 192.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2007.

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

At November 6, 2007, 22,236,067 shares of common stock, par value $0.001 per share, were issued and outstanding.

SEC 1296 (9-05)            Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

MINES MANAGEMENT, INC.

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2007

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

MINES MANAGEMENT, INC.

AND SUBSIDIARIES

Consolidated Financial Statements

September 30, 2007 and 2006

Mines Management, Inc. and Subsidiaries

Mines Management, Inc. and Subsidiaries

Consolidated Balance Sheets (unaudited)

	September 30, 2007	December 31, 2006

Assets
CURRENT ASSETS:
Cash and cash equivalents	$26,286,391	$743,652
Interest receivable	50,681	64,426
Prepaid expenses and deposits	414,618	71,118
Total current assets	26,751,690	879,196

MINERAL PROPERTIES	504,492	504,492

PROPERTY AND EQUIPMENT:
Construction in progress	1,773,654	—
Mine buildings and leasehold improvements	794,641	172,535
Equipment	2,297,341	259,914
Office equipment	290,206	222,514
	5,155,842	654,963
Less accumulated depreciation	297,733	156,280
	4,858,109	498,683

INVESTMENTS:
Certificates of deposit	2,601,276	4,370,253
Available-for-sale securities	213,075	77,844
	2,814,351	4,448,097
	$34,928,642	$6,330,468

Liabilities and Stockholders’ Equity
CURRENT LIABILITIES:
Accounts payable	$1,662,377	$301,667
Due to officer	2,398	2,398
Payroll payable	4,552	—
Payroll taxes payable	8,031	3,549
Total current liabilities	1,677,358	307,614

CONTINGENCIES & COMMITMENTS

STOCKHOLDERS’ EQUITY:
Common stock – 100,000,000 shares, $0.001 par value authorized; 19,736,067 and 12,849,467 shares issued and outstanding, respectively	19,736	12,849
Preferred stock – 10,000,000 shares, no par value, authorized; -0- shares issued and outstanding	—	—
Additional paid-in capital	54,503,656	22,268,710
Accumulated deficit	(1,117,306)	(1,117,306)
Deficit accumulated during the development stage	(20,356,712)	(15,208,078)
Accumulated other comprehensive income	201,910	66,679
Total stockholders’ equity	33,251,284	6,022,854
	$34,928,642	$6,330,468

See accompanying notes to consolidated financial statements.

Mines Management, Inc. and Subsidiaries

Consolidated Statements of Operations (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		From Inception August 12, 2002 Through September 30,
	2007	2006	2007	2006	2007
REVENUE:
Royalties	$2,277	$3,269	$4,970	$9,776	$46,469
OPERATING EXPENSES:
Depreciation	82,793	17,247	141,453	39,837	233,719
Administrative	307,907	125,154	874,044	386,614	2,856,793
Legal, accounting, and consulting	246,004	176,807	541,015	339,433	1,392,759
Miscellaneous	3,424	1,756	13,625	3,602	45,758
Exploration	—	78,614	11,866	78,614	165,176
Oil and gas operating	279	—	797	—	12,970
Rent and office	133,895	104,487	359,970	225,517	883,177
Compensation; directors, officers and staff	410,194	268,393	1,148,132	625,916	3,356,359
Taxes and licenses	22,789	(20,320)	80,135	42,183	218,225
Telephone	11,361	5,791	29,854	16,438	81,878
Fees, filing, and licenses	148,971	268,016	326,463	514,725	1,560,759
Environmental	96,486	67,336	182,201	177,705	703,029
Engineering	22,960	54,085	59,955	332,131	1,488,365
Permitting	433,059	351,729	1,462,281	1,053,588	4,011,948
Commissions	—	—	—	—	68,440
Stock options granted to directors, officers and employees	228,700	—	649,570	392,530	4,120,701
Stock options granted for services	—	18,200	6,550	29,745	607,754
Total operating expenses	2,148,822	1,517,295	5,887,911	4,258,578	21,807,810
LOSS FROM OPERATIONS	(2,146,545)	(1,514,026)	(5,882,941)	(4,248,802)	(21,761,341)
OTHER INCOME:
Interest	407,362	74,676	734,307	237,733	1,401,171
Miscellaneous	—	—	—	—	3,458
	407,362	74,676	734,307	237,733	1,404,629
NET LOSS	$(1,739,183)	$(1,439,350)	$(5,148,634)	$(4,011,069)	$(20,356,712)
NET LOSS PER SHARE (actual and fully diluted)	$(0.09)	$(0.11)	$(0.30)	$(0.31)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	19,736,067	12,849,467	16,923,168	12,759,033

See accompanying notes to consolidated financial statements.

Mines Management, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity (unaudited)	From inception (August 12, 2002) through September 30, 2007

	Common Stock		Issuable Common Stock		Additional	Accumulated	Deficit Accumulated During the Development	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Stage	Income	Total
BALANCES, AUGUST 12, 2002 (INCEPTION)	5,316,956	$5,317	90,000	$22,500	$1,495,998	$(1,117,306)	$—	$846	$407,355
Common stock issued for cash	5,169,312	5,130	—	—	14,152,615	—	—	—	14,157,745
Common stock issued to directors	375,000	375	—	—	149,625	—	—	—	150,000
Common stock issued for services	5,000	5	—	—	1,995	—	—	—	2,000
Issuable common stock issued	90,000	90	(90,000)	(22,500)	22,410	—	—	—	—
Exercise of stock options	1,181,462	1,181	—	—	957,548	—	—	—	958,729
Exercise of stock warrants	684,117	724	—	—	1,568,359	—	—	—	1,569,083
Issuance of stock options	—	—	—	—	3,900,257	—	—	—	3,900,257
Issuance of stock for Heidelberg shares	27,620	27	—	—	(27)	—	—	—	—
Revaluation of stock options	—	—	—	—	19,930	—	—	—	19,930
Comprehensive loss:
Adjustment to net unrealized gain on marketable securities	—	—	—	—	—	—	—	65,833	65,833
Net loss	—	—	—	—	—	—	(15,208,078)	—	(15,208,078)
Comprehensive loss									(15,142,245)
BALANCES, DECEMBER 31, 2006	12,849,467	12,849	—	—	22,268,710	(1,117,306)	(15,208,078)	66,679	6,022,854
Common Stock issued for cash	6,886,600	6,887	—	—	31,578,826	—	—	—	31,585,713
Issuance of stock options	—	—	—	—	203,020	—	—	—	203,020
Revaluation of stock options	—	—	—	—	453,100	—	—	—	453,100
Comprehensive loss:
Adjustment to net unrealized gain on marketable securities	—	—	—	—	—	—	—	135,231	135,231
Net loss	—	—	—	—	—	—	(5,148,634)	—	(5,148,634)
Comprehensive loss									(5,013,403)
BALANCES, SEPTEMBER 30, 2007	19,736,067	$19,736	—	$—	$54, 503,656	$(1,117,306)	$(20,356,712)	$201,910	$33,251,284

See accompanying notes to consolidated financial statements.

Mines Management, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		From Inception August 12, 2002 Through September 30,
	2007	2006	2007	2006	2007
Increase (Decrease) in Cash and Cash Equivalents
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,739,183)	$(1,439,350)	$(5,148,634)	$(4,011,069)	$(20,356,712)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of stock options	228,700	—	656,120	392,530	4,728,455
Stock received for services	—	18,200	—	29,745	(11,165)
Depreciation	82,793	17,247	141,453	39,837	233,719
Changes in assets and liabilities:
Interest receivable	8,016	111,865	13,745	80,782	(50,681)
Prepaid expenses and deposits	132,209	(84,305)	(343,500)	(115,136)	(414,118)
Accounts payable	733,938	(4,189)	1,360,710	(84,010)	1,664,775
Payroll payable	(2,457)	—	4,552	—	4,552
Severance payable	—	—	—	(20,000)	—
State income taxes payable	—	—	—	—	(164)
Payroll taxes payable	1,481	(15,775)	4,482	(13,346)	4,851
Net cash used in operating activities	(554,503)	(1,396,307)	(3,311,072)	(3,700,667)	(14,196,488)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(2,061,917)	(120,026)	(2,727,225)	(129,128)	(3,316,336)
Construction in Progress	(1,304,060)	—	(1,773,654)	—	(1,773,654)
(Purchase) Sale of certificates of deposit	(60,263)	(156,258)	1,768,977	(211,560)	(2,601,276)
Increase in mineral properties	—	—	—	—	(144,312)
Net cash used in investing activities	(3,426,240)	(276,284)	(2,731,902)	(340,688)	(7,835,578)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock	—	—	31,585,713	1,513,750	48,271,122
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,980,743)	(1,672,591)	25,542,739	(2,527,605)	26,239,056
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	30,267,134	3,793,280	743,652	4,648,294	47,335
CASH AND CASH EQUIVALENTS, END OF PERIOD	$26,286,391	$2,120,689	$26,286,391	$2,120,689	$26,286,391

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

Summary of Significant Accounting Policies:

a.

The accompanying consolidated financial statements include the accounts of Mines Management, Inc., and its wholly-owned subsidiaries, Newhi, Inc., Montanore Mineral Corporation, and Montmin Corporation. Intercompany balances and transactions have been eliminated. Newhi, Inc. was formed by the Company for the purpose of merger with Heidelberg Silver Mining Company, Inc. In the merger, completed on April 15, 1988, Heidelberg Silver Mining Company, Inc. was merged into Newhi, Inc. To effect the merger, the Company issued 367,844 shares of its previously unissued common stock. Also in connection with this merger, the Company issued 11,117 shares of common stock and paid $4,446 as a finder’s fee. Montanore Mineral Corporation and Montmin Corporation were acquired in conjunction with a stock transfer agreement with Noranda Finance Corporation as described more fully in note 10.

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

d.

Property and equipment are stated at cost. Buildings and leasehold improvements are depreciated on the straight-line basis over an estimated useful life of 39 years. Machinery and furniture are generally depreciated using accelerated methods over estimated useful lives ranging from 5 to 10 years.

e.

Basic and diluted loss per share is computed using the weighted average number of shares outstanding during the periods. Stock options and warrants outstanding are antidilutive and are not considered in the computation.

f.	Cash and cash equivalents include cash on hand, cash in banks, investments in certificates of deposit with original maturities of 90 days or less, and money market funds.

g.

The Company’s financial instruments, as defined by Statement of Financial Accounting Standards (SFAS) No. 107, Disclosures about Fair Value of Financial Instruments, include cash and loans payable. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at September 30, 2007.

h.

Deferred income tax is provided for differences between the bases of assets and liabilities for financial and income tax reporting. A deferred tax asset, subject to a valuation allowance, is recognized for estimated future tax benefits of tax-basis operating losses being carried forward.

i.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

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

In March 2005, the Financial Accounting Standards Board (“FASB”) issued Interpretation (FIN) No. 47, Accounting for Conditional Asset Retirement Obligations, which clarifies that the term conditional asset retirement obligation as used in SFAS No. 143 refers to a legal obligation to perform an asset retirement activity where the timing or method of settlement is conditional on a future event. Where the obligation to perform the asset retirement activity is unconditional, even though uncertainty exists about the timing or method of settlement, the entity is required to recognize a liability for the fair value of the conditional retirement obligation if reasonably estimable. FIN No. 47 also clarifies when an entity would have sufficient information to reasonably estimate fair value. At September 30, 2007, no asset retirement liabilities have been recorded by the Company.

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

n.

The Company uses the “modified prospective method” of transition as described under SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, to account for the costs of employee services received in exchange for an award of equity instruments. Under this method of transition, the costs recognized in the financial statements for the quarters ended September 30, 2007 and 2006 are the same as if they had been based on their fair values at the grant date. The Company recognized stock-based compensation of $228,700 and $18,200 for the quarters ended September 30, 2007 and 2006, respectively.

o.

For purposes of calculating the fair value of options issued and vested during the period, volatility for the three years presented is based on the historical volatility of the Company’s common stock over a two year period. The Company does not foresee the payment of dividends in the near term. The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Quarters Ended September 30,
	2007	2006	2005
Weighted average risk-free interest rate	4.77%	4.71%	3.87%
Weighted average volatility	53.39%	58.91%	70.40%
Expected dividend yield	—	—	—
Weighted average expected life (in years)	2.00	2.00	2.00

At September 30, 2007, the Company had two stock option plans, which are described more fully in note 6.

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

In 2004, the Company sold 1,285,000 common shares for $6,425,000 ($5.00 per share). In connection with the stock sales, the Company granted warrants to purchase up to 511,000 shares of common stock at $7.25 per share through five years from the initial exercise date. The Company paid a cash finder’s fee of 7% of the gross purchase price received in the offering. The finder also received 3% warrant compensation, or warrants to purchase 192,750 common shares at $7.25 per share through February 18, 2009. These warrants were repriced at $6.00 per share in October 2005 and to $5.00 per share in April 2007 in accordance with the terms of the 2004 warrant agreement.

Cumulative warrants exercised relating to this issue at December 31, 2006, 2005, and 2004, were 145,750, 40,000, and -0-, respectively.

In 2005, the Company sold 1,016,667 common shares for $6,100,002 ($6.00 per share). In connection with the stock sales, the Company granted warrants to purchase up to 737,084 shares of common stock at $8.25 per share through five years from the initial exercise date. To date, no warrants have been exercised. The Company paid a cash finder’s fee of 7% of the gross purchase price received in the offering. The finder also received a 3.75% warrant compensation, or warrants to purchase 228,750 common shares at $8.25 per share through October 20, 2010. These warrants were repriced at $5.00 per share in April 2007 in accordance with the terms of the 2005 warrant agreement.

In 2005, the Company sold 40,000 common shares for $240,000 ($6.00 per share).

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

The underwriters were granted an over-allotment option, exercisable for a period of 30 days following the closing, to acquire up to an additional 900,000 units. On May 7, 2007, the underwriters exercised the over-allotment option for 836,600 units. The total offering was therefore 6,836,600 units for gross proceeds to the Company of $34,183,000, or $32,124,697 in net proceeds to the Company, after deducting underwriting commissions but before deducting offering expenses.

Preferred Stock:

The Company has authorized 10,000,000 shares of no par value preferred stock. Through September 30, 2007, the Company had not issued any preferred stock.

NOTE 3 — MINING PROPERTIES:

Mineral properties are comprised of acquisition, exploration, and development costs related to the Montanore property in northwestern Montana and the Advance and Iroquois properties in the Northport region of northeastern Washington, as shown below:

	September 30,	December 31,
	2007	2006
Montanore	$278,519	$278,519
Advance	2,139	2,139
Iroquois	223,834	223,834
	$504,492	$504,492

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

NOTE 4 —CONSTRUCTION IN PROGRESS:

The Company is in the process of constructing a water treatment plant at the proposed Montanore mine site in Libby, Montana. This project was approximately 95% complete as of September 30, 2007 and has an estimated total cost of $740,000. The water treatment plant was completed by October 31, 2007.

Construction has also begun on the underground electrical and pumping systems at the Libby adit at the Montanore project. The anticipated cost of these projects is expected to total $1,125,100, with approximately $1,040,000 included in construction in progress as of September 30, 2007.

NOTE 5 — INVESTMENTS:

The Company owns a $115,684 certificate of deposit which matures in September 2008 and has an interest rate of 3.64%. The Company also owns a $1,124,055 certificate of deposit which is pledged as security for a Letter of Credit to the Montana Department of Environmental Quality for the reclamation guarantee for the Montanore expansion evaluation program. This certificate matures in January 2008 and will automatically renew annually. It currently earns a rate of 5.28%. The Company owns six $226,923 certificates of deposit for a total of $1,361,537. These investments mature in 2009 and earn rates of 4.21%.

The Company owns 45,000 free-trading shares of Bitterroot Resources, Ltd. (BTT), a public Canadian corporation traded on the Toronto Venture Exchange. The shares are held as “available for sale.”  This investment is being recorded at fair market value with a corresponding adjustment to stockholders’ equity. The 45,000 free-trading shares had a market value of $16,267 and $28,213 at September 30, 2007 and December 31, 2006, respectively. The Company also owns 196,000 free-trading shares of Centram Exploration Ltd., a public Canadian corporation traded on the Toronto Venture Exchange. The shares are held as “available for sale.”  The shares were received in year 2002 in exchange for administrative services provided by the Company. The 196,000 free-trading shares had a market value of $196,808 and $49,631 at September 30, 2007 and December 31, 2006, respectively.

NOTE 6 — STOCK OPTIONS:

During the year ended December 31, 2003, the shareholders of the Company approved two stock-based compensation plans – the 2003 Stock Option Plan (which includes both qualified and nonqualified options) and the 2003 Consultant Stock Compensation Plan. Under the 2003 Stock Option Plan, the Company may grant options to purchase up to 1,200,000 shares of common stock. Under the 2003 Consultant Stock Compensation Plan, the Company may grant options to purchase up to 400,000 shares of common stock. During 2004, the Company increased the maximum number of common shares available under the 2003 Stock Option Plan and the 2003 Consultant Stock Compensation Plan to 3,000,000 and 700,000 shares, respectively.

Under both 2003 Stock Option Plans, the option exercise price may not be less than 100% of the fair market value per share on the date of grant. Stock options are exercisable within ten years from the date of the grant of the option. Vesting of the options granted under both plans is at the discretion of the Board of Directors. The Company has a policy of re-pricing all incentive stock options as market conditions allow.

At September 30, 2007, the following 2003 plan options were outstanding under the 2003 Stock Option Plans:

			Remaining
		Weighted	Contractual
Exercise	Number of	Average	Life	Number
Prices	Options	Exercise Price	(in years)	Exercisable
$1.60	500,000	$1.60	.43	500,000
1.85	100,000	1.85	0.91	100,000
2.82	20,000	2.82	1.59	20,000
3.33	475,000	3.33	1.73	475,000
3.75	120,000	3.75	0.10	120,000
2.82	155,000	2.82	2.34	155,000
4.01	214,000	4.01	0.07	214,000
5.70	5,000	5.70	2.71	5,000
2.82	5,000	2.82	0.10	5,000
2.82	145,000	2.82	3.70	145,000
2.82	25,000	2.82	0.10	25,000
6.20	5,000	6.20	0.42	5,000
2.82	30,000	2.82	0.42	20,000
2.82	100,000	2.82	3.21	100,000
2.82	200,000	2.82	4.78	100,000
3.33	30,000	3.33	4.58	10,000
3.79	18,000	3.79	4.71	18,000
3.33	30,000	3.33	4.75	10,000
3.30	30,000	3.30	4.96	10,000
Subtotal	2,207,000	$2.82		2,037,000

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

During February 2005, the Company issued 205,000 stock options to directors and employees. The options had an exercise price of $3.93 and vested immediately. During August 2007, the options were cancelled and replaced by the same number of stock options at an exercise price of $2.82 per share representing the stock price as of the close of trading on August 16, 2007. The options expire five years from issuance.

During June 2005, the Company issued 5,000 stock options to an individual as compensation for the performance of consulting services. The options have an exercise price of $5.70 per share and vested immediately. These options expire five years from issuance.

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

During December 2005, the Company issued 100,000 stock options to an officer. The options had an exercise price of $6.34 per share, representing the share price at the close of trading on December 13, 2005, and vested 50% at the time of issuance (December 13, 2005), and 50% on December 13, 2006. During August and May of 2007 and October 2006, the options were cancelled and replaced by the same number of stock options at an exercise price of $2.82, $3.90 and $5.01 per share representing the stock price as of the close of trading on August 16, 2007, May 16, 2007 and October 3, 2006, respectively.

During June 2006, the Company issued 170,000 stock options to officers, directors, and employees and 5,000 stock options to an individual as compensation for the performance of consulting services. The options had an exercise price of $6.20 and vested immediately. The options expire five years from issuance. During August and May of 2007 and October 2006, the options were cancelled and replaced by the same number of stock options at an exercise price of $2.82, $3.90 and $5.01 per share representing the stock price as of the close of trading on August 16, 2007, May 16, 2007 and October 3, 2006, respectively.

During July and September 2006, the Company issued 200,000 stock options to directors and 30,000 to the new Project Engineer for the Montanore Project. The options had exercise prices of $6.42 and $6.21, respectively. The options issued to the directors vest over a two year period, 20,000 on July 9, 2007 and 20,000 on July 9, 2008 for each director. For the options issued to the new employee, 10,000 vested immediately, while the remaining 20,000 vest over a two year period, 10,000 on September 20, 2007 and 10,000 on September 20, 2008. During August and May of 2007 and October 2006, the options were cancelled and replaced by the same number of stock options at an exercise price of $2.82, $3.90 and $5.01 per share representing the stock price as of the close of trading on August 16, 2007, May 16, 2007 and October 3, 2006, respectively.

During April 2007, the Company issued 30,000 stock options to a new employee. The options had an exercise price of $4.34 and 10,000 options vested immediately while the remaining 20,000 options vest over a two year period; 10,000 in April 2008 and 2009, respectively. During July 2007, the options were cancelled and replaced by the same number of stock options at an exercise price of $3.33 per share representing the stock price as of the close of trading on July 6, 2007.

During September and June 2007, the Company issued 30,000 stock options to each of two new employees. The options had exercise prices of $3.30 and $3.33, respectively. For each employee, 10,000 options vested immediately while the remaining 20,000 options vest over a two year period; 10,000 in September 2008 and 2009, respectively, and 10,000 in June 2008 and 2009, respectively. The Company issued an additional 18,000 options to other employees in June 2007. These options had an exercise price of $3.79 and were fully vested at the date of grant.

For purposes of calculating the fair value of options, volatility for the two quarters presented is based on the historical volatility of the Company’s Common Stock over a two year period. The Company does not foresee the payment of dividends in the near term. The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Quarters Ended September 30,
	2007	2006	2005

Weighted average risk-free interest rate	4.77%	4.71%	3.87%

Weighted average volatility	53.39%	58.91%	70.41%

Expected dividend yield	—	—	—

Weighted average expected life (in years)	2.00	2.00	2.00

Weighted average fair value (in dollars)	1.30	1.82	1.99

The following summarizes option activity for the quarters presented:

		Weighted-Average
	Shares	Exercise Price
	Under Option	Per Share

Balance, at June 30, 2006	1,979,000	3.73
Issued	230,000	6.39
Exercised	—	—
Forfeited	—	—
Balance at September 30, 2006	2,209,000	4.01

Balance at June 30, 2007	2,277,000	3.46
Issued	30,000	3.30
Exercised	—	—
Forfeited	(100,000)	3.75
Balance at September 30, 2007	2,207,000	$2.82

The options outstanding at September 30, 2007, have a remaining contractual life of approximately two years.

NOTE 7 — CONCENTRATION OF CREDIT RISK:

The Company maintains its cash and cash equivalents in one financial institution. Balances are insured by the Federal Deposit Insurance Corporation up to $100,000.

NOTE 8 — DEFERRED INCOME TAX:

At September 30, 2007, and December 31, 2006, the Company had deferred tax assets that were fully reserved by valuation allowances. Following are the components of such assets and allowances:

	September 30,	December 31,
	2007	2006
Deferred tax assets arising from:
Net operating loss carryforwards	$2,540,000	$1,770,000
Stock option compensation	709,000	610,000
	3,249,000	2,380,000
Less valuation allowance	3,249,000	2,380,000

Net deferred tax assets	$—	$—

For the periods presented, the effective income tax rate differed from the expected rate because of the effects of changes in the deferred tax asset valuation allowance. Changes in the deferred tax asset valuation allowance for the periods ended September 30, 2007 and December 31, 2006 relate only to corresponding changes in deferred tax assets for those periods.

At September 30, 2007, the Company had federal tax-basis net operating loss carryforwards totaling approximately $16,930,000 which will expire in various amounts from 2008 through 2027.

NOTE 9 —COMMITMENTS:

The Company hs ordered primary mobile mine equipment with a purchase price of $1,700,000 and a water treatment plant with a purchase price of $650,000. As of September 30, 2007, the Company had deposits totaling $372,600 toward the purchase of these items.

NOTE 10 — BUSINESS COMBINATION:

On May 31, 2006, Noranda Finance Corporation and Newhi, Inc. executed a stock transfer agreement by which all issued and outstanding shares of capital stock for both Noranda Minerals Corporation and Normin Corporation have been transferred to Newhi, Inc. Noranda Minerals Corporation and Normin Corporation are Delaware corporations registered to do business in Montana. At the same time, Newhi submitted a $30,000 cash bond to the Montana Department of Environmental Quality to replace Noranda’s previous bond. Subsequently, the official names of the companies were changed to Montanore Mineral Corporation and Montmin Corporation, respectively. The existing Montana State Hard Rock Permit #00150 and MPDES permit MT-00320279 stayed in place and is now held by Montanore Mineral Corporation, formerly known as Noranda Minerals Corporation, which is owned by Newhi, Inc., a wholly-owned subsidiary of the Company.

NOTE 11 — SUBSEQUENT EVENTS:

On August 11, 2005, Mines Management was named as a co-defendant along with Noranda Minerals, Normin Corp. and Newhi, Inc. in a lawsuit filed by Montana Reserves Company (MRC) in the Superior Court of the State of Washington in Spokane County, Washington. The action seeks damages in connection with the conveyance of the Montanore property from Noranda to Newhi, and challenges the computation of a net proceeds royalty payable to MRC pursuant to a Royalty Agreement between Noranda and MRC in respect to the Montanore property. On October 18, 2007, the Company agreed to purchase the net proceeds royalty from MRC for $500,000 cash, in consideration of the dismissal with prejudice of all claims. The settlement agreement was executed on November 6, 2007.

On November 5, 2007, the Company sold 2,500,000 shares of its common stock to Silver Wheaton Corp. at $4.00 per share in a private placement transaction. In connection with the transaction, the Company entered into a Right of First Refusal Agreement, granting Silver Wheaton Corp. a right of first refusal to purchase all or any portion of the silver produced, mined or recovered from properties owned by the Company in Montana for a period of twenty years. Following the transaction, Silver Wheaton Corp. owns approximately 11% of the issued and outstanding shares of the Company.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Advancing the Montanore Silver-Copper Project continues to be the Company’s main focus. In addition to its planned advanced exploration and delineation drilling program, the Company is continuing its repermitting efforts with federal and state agencies and its optimization review of the Project. During the third quarter of 2007, construction and installation of a water treatment plant was the main activity at the Montanore Project site, with testing and commissioning of the plant scheduled for early November 2007.

Overview

In the third quarter of 2007, the Company:

•                       Maintained a strong cash position with $26.3 million at September 30, 2007.

•                       Continued preparations for the advanced exploration and delineation drilling program by:

a)              Commenced installation and construction of the water treatment plant and building, which was completed as of October 31, 2007;

b)             Hiring additional staff at the Project site to support initiation of underground activities at the Libby adit, which will include dewatering, rehabilitation, advancement, drifting, and delineation drilling; and

c)              Receiving shipments of underground mining and surface equipment.

•                       Advanced the permitting process by working closely with state and federal agencies to provide technical and other information in support of the preparation of the draft environmental impact statement.

During the third quarter, our progress at the Project site included the installation of a water treatment plant and construction of the initial ventilation support structure in preparation for the commencement of rehabilitation activities in the Libby adit.

The Company expects to start the dewatering and rehabilitation of the Libby adit late in the fourth quarter of 2007, once the final approval of the Environmental Assessment for road use is received. Following dewatering and rehabilitation, the Company expects to advance the adit approximately 3,000 feet toward the middle of the mineral deposit over the next eighteen months. The Company plans an additional 10,000 feet of development drifting to provide drill access to different portions of the deposit, construction of drill stations, and diamond core drilling of approximately 50 holes totaling approximately 45,000 feet. The objectives of the advanced exploration and delineation drilling program are to:

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

The net cash expenditures for the quarter ending September 30, 2007 were $3.4 million for the purchase of equipment and construction of the water treatment plant and other infrastructure and $0.6 million for operating activities. The Company believes that it has sufficient working capital for rehabilitation of the Libby adit and commencement of the delineation drilling program.

Advanced Exploration and Delineation Drilling Program

During the third quarter of 2007, the Company continued to advance toward the commencement of exploration and delineation drilling activities at the Libby adit site. The water treatment plant components were delivered during the quarter and installation of the plant was completed October 31, 2007, with testing and startup activities beginning on November 1, 2007. Other activities included the delivery of major mine equipment, pump stations, power load centers and other key equipment necessary for the delineation drilling program. Installation of the ventilation duct work was completed for the first several hundred feet of the adit. Technical staff and site personnel numbers remained relatively constant with an electrician and general labor added to the site staffing.

The Company expects to begin rehabilitation activities at the Libby adit once the approval of the environmental assessment (EA) is received from the U.S. Forest Service (USFS) and dewatering commences. The EA is scheduled to be approved in early December 2007.

Major equipment for the rehabilitation stage of the program is either on site or scheduled for delivery in the fourth quarter of 2007 or early in the first quarter of 2008. Costs for the major equipment are within budget, and it is still anticipated that expenditures through the end of 2007 will be approximately $6.5 million for equipment and activities related to the preparation for commencement of the drilling program.

During the third quarter, we also advanced the geologic model for the project, and it is expected that the updated model will be completed in the fourth quarter. The Libby site engineering and geologist staff continue to focus their efforts on optimization of the current proposed mine plan. During the fourth quarter of 2007, the Company expects to initiate discussions and solicit proposals from outside engineering firms on the task of updating the current cost study to a bankable feasibility study by incorporating the results of the delineation drilling program.

Permitting and Environmental

The Company continued work with the U.S. Forest Service and the Montana Department of Environmental Quality in the third quarter of 2007 on the final stages of the draft Environmental Impact Statement (EIS). It is anticipated that the preliminary draft will be issued to the agencies for internal review early in November. This preliminary draft EIS will be reviewed for content and then jointly edited to produce the draft EIS which will be submitted for public comment. The agencies’ schedule indicates the completion of the draft EIS by April 2008.

The Company also continues to work with the State of Montana to develop the 404 permit application, which will establish allowable discharge levels, and collect baseline environmental information to support our permit applications. Formal permit applications will be submitted concurrently with the submission of the draft EIS for public comment.

Financial and Operating Results

Mines Management is an exploration stage company with a large silver-copper project, the Montanore Project, located in northwestern Montana. The Company continues to expense all of its expenditures and has no revenues from mining operations. Financial results of operations include primarily interest income, general and administrative expenses, permitting, project advancement and engineering expenses.

Quarter Ended September 30, 2007

The Company reported a net loss for the quarter ended September 30, 2007 of $1.7 million, or $0.09 per share, compared to a net loss of $1.4 million, or $0.11 per share, for the quarter ended September 30, 2006.

The $0.3 million increase in net loss was attributed to a $0.3 million increase in the third quarter of 2007 in legal, accounting, financing, and administrative expenses related to increased investor relations activities in support of the Montanore Project, and a $0.2 million increase in employee compensation as a result of salary increases and the addition of thirteen new employees, offset by a $0.3 million increase in interest income received in the third quarter of 2007 compared to the third quarter of 2006 from earnings on the $32.1 million net proceeds of the Company’s public offering in April 2007. Overall Project spending also increased in the third quarter of 2007 compared to the third quarter of 2006 as a result of increased permitting activities and site preparation for the delineation drilling program.

Nine Months Ended September 30, 2007

The Company reported a net loss for the nine months ended September 30, 2007 of $5.1 million or $0.30 per share compared to a net loss of $4.0 million, or $0.21 per share, for the nine months ended September 30, 2006. The $1.1 million increase in net loss for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 is largely attributable to a $0.3 million increase in legal, accounting and administrative expenses related to the increased cost of implementing additional Sarbanes-Oxley internal control procedures and investor relations activities related to the public offering completed in April 2007; increased compensation expense of $0.5 million, a net $0.3 million increase in all other activities and a $0.3 million increase in stock option expense due to new hires and repricing of options in accordance with Company policy. These increased expenditures of $1.6 million were offset by an increase of $0.5 million in interest income for the first nine months of 2007 from earnings on the proceeds of the Company’s public offering in April 2007.

Liquidity

During the quarter ended September 30, 2007, the net cash used for operating activities was $0.5 million, which consisted largely of permitting and administrative expenses associated with increased activities at the Montanore Project. The net cash used in investing activities during the quarter was $3.4 million for procurement of equipment and construction in progress.

For the nine months ended September 30, 2007, the net cash from financing activities was $31.6 million, consisting of proceeds from the public offering completed in April 2007. The net cash on hand at the end of the first nine months of 2007 was $26.2 million, compared to $2 million at end of the first nine months of 2006.

The Company anticipates spending approximately $6.5 million from cash and investments on hand during the final quarter of 2007 for activities and equipment purchases related to the advanced exploration and delineation drilling program and repermitting efforts at the Montanore Project. The Company believes that it has sufficient working capital for rehabilitation of the Libby adit and commencement of the delineation drilling program which will take place over the next two years.

The Company completed a $10 million private placement of its common stock on November 5, 2007. The proceeds of that transaction are expected to be used for working capital and general corporate purposes, including advancement of the Montanore Project and potential acquisitions.

Forward Looking Statements

Some information contained in or incorporated by reference into this report may contain forward looking statements. These statements include comments regarding further exploration and evaluation of the Montanore Project, including planned rehabilitation and extension of the Libby Adit, drilling activities, feasibility determination, engineering studies, environmental and permitting requirements, process and timing, and estimates of mineralized material and measured, indicated and inferred resource; financing needs; planned expenditures in 2007 and 2008; potential completion of a bankable feasibility study; the use of proceeds received from the Company’s recent private placement transaction and the markets for silver and copper. The use of any of the words “development”, “anticipate”, “continues”, “estimate”, “expect”, “may”, “project”, “should”, “believe”, and similar expressions are intended to identify uncertainties. The Company believes the expectations reflected in those forward looking statements are reasonable. However, the Company cannot assure that the expectations will prove to be correct. Actual results could differ materially from those anticipated in these forward looking statements as a result of the factors set forth below and other factors set forth and incorporated by reference into this report:

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

•                       Financial market conditions and the availability of financing on acceptable terms

•                       Uncertainties associated with developing new mines

•                       Variations in ore grade and other characteristics affecting mining, crushing, milling and smelting and mineral recoveries

•                       Geological, technical, permitting, mining and processing problems

•                       The availability, terms, conditions and timing of required governmental permits and approvals, and potential opposition to the majority of permits

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

All of our cash balances are held in U.S. dollars and our long term investment certificates of deposit  are denominated in U.S. dollars in local and national banking institutions. We manage the timing of cash required for review of the permitting and engineering of the Montanore Project and for general corporate purposes utilizing our money market account and we invest funds not immediately required in certificates of deposit with varying maturities and fixed early retirement costs of three months interest. Our policy is to invest only in government and corporate grade securities rated “investment grade” or better.

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

ITEM 4.                             CONTROLS AND PROCEDURES

Glenn M. Dobbs, the Company’s President and CEO, and James H. Moore, the Company’s Chief Financial Officer and Treasurer, have evaluated the Company’s disclosure controls and procedures as of September 30, 2007. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are designed and were effective as of September 30, 2007 to give reasonable assurances that the information required to be disclosed in the reports that the Company’s files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is also accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer.

There were no changes in the Company’s internal controls or, to the knowledge of the management of the Company, any other changes that materially affect, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.                                                 LEGAL PROCEEDINGS

On August 11, 2005, Mines Management was named as a co-defendant in a lawsuit filed by Montana Reserves Company (MRC) in the Superior Court in Spokane County Washington. Named as co-defendants are Noranda Minerals, Normin Corp., Mines Management and Newhi, Inc. The action seeks damages in connection with the conveyance of the Montanore property from Noranda to Newhi, and challenges the computation of a net proceeds royalty payable to MRC pursuant to a Royalty Agreement between Noranda and MRC in respect to the Montanore property. On October 18, 2007, the Company agreed to purchase the net proceeds royalty from MRC for $500,000 in consideration of the dismissal with prejudice of its claim against the Company. The settlement agreement was executed on November 6, 2007.

ITEM 1A.RISK FACTORS

Except as noted below, there are no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K, as amended, for the year ending December 31, 2006.

ITEM 2.                                                 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.                                                 DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.                                                 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.                                                 OTHER INFORMATION

On November 5, 2007, the Company completed a private placement of 2,500,000 shares of its common stock (the “Shares”) to Silver Wheaton Corp. at $4.00 per share, for a total purchase price of $10 million. As a material inducement to purchase the Shares, the Company has granted Silver Wheaton a twenty-year right of first refusal to purchase any silver stream that the Company elects to sell from its Montana properties.

ITEM 6.                                                 EXHIBITS

4.1	Subscription Agreement, dated November 2, 2007, between Mines Management, Inc. and Silver Wheaton Corp.

4.2	Registration Rights Agreement, dated November 2, 2007, between Mines Management, Inc. and Silver Wheaton Corp.

10.1	Right of First Refusal Agreement, dated November 2, 2007, between Mines Management, Inc. and Silver Wheaton Corp.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C., 1350 (Section 906 of the Sarbanes-Oxley Act)

32.2                          Certification of Chief Financial Officer pursuant to 18 U.S.C., 1350 (Section 906 of the Sarbanes-Oxley Act)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned thereunto duly authorized.

Date: November 8, 2007	By:	/s/ Glenn M. Dobbs
Glenn M. Dobbs President and Chief Executive Officer

Date: November 8, 2007	By:	/s/ James H. Moore
James H. Moore Chief Financial Officer

EXHIBIT INDEX

4.1	Subscription Agreement, dated November 2, 2007, between Mines Management, Inc. and Silver Wheaton Corp.

4.2	Registration Rights Agreement, dated November 2, 2007, between Mines Management, Inc. and Silver Wheaton Corp.

10.1	Right of First Refusal Agreement, dated November 2, 2007, between Mines Management, Inc. and Silver Wheaton Corp.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C., 1350 (Section 906 of the Sarbanes-Oxley Act)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C., 1350 (Section 906 of the Sarbanes-Oxley Act)