Form 10-K
period 2007-12-31
MINES MANAGEMENT INC
filed 2008-03-17
CIK 66649

Use these links to rapidly review the document
TABLE OF CONTENTS
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated Filer ☐	Accelerated Filer ☒	Non-accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 29, 2007, was approximately $54.6 million based on the closing price of the Common Stock on the American Stock Exchange of $3.37 per share. The number of shares of our common stock outstanding as of March 11, 2008 was 22,746,220.

         Certain information required for Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference to the Registrant's Definitive Proxy Statement for the 2008 Annual Meeting of Stockholders to be filed no later than April 29, 2008.

FORWARD LOOKING STATEMENTS

        Some information contained in or incorporated by reference into this report may contain forward looking statements as defined in the Private Securities Litigation Reform Act of 1995. These statements include comments regarding further exploration and evaluation of the Montanore Project, including planned rehabilitation and extension of the Libby adit, drilling activities, feasibility determination, engineering studies, environmental and permitting requirements, process and timing, and estimates of mineralized material and measured, indicated and inferred resources; financing needs; the markets for silver and copper and planned expenditures in 2008 and 2009; and potential completion of a bankable feasibility study. The use of any of the words "anticipate," "estimate," "expect," "may," "project," "should," "believe," and similar expressions are intended to identify uncertainties. We believe the expectations reflected in those forward looking statements are reasonable. However, we cannot assure that the expectations will prove to be correct. Actual results could differ materially from those anticipated in these forward looking statements as a result of the factors set forth below and other factors set forth and incorporated by reference into this report:

  •
  Worldwide economic and political events affecting the supply of and demand for silver and copper

  •
  Volatility in the market price for silver and copper

  •
  Financial market conditions and the availability of financing on acceptable terms or on any terms

  •
  Uncertainty regarding whether reserves will be established at Montanore

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

  •
  Uncertainty regarding future changes in applicable law or implementation of existing law

  •
  The availability of experienced employees

  •
  The factors discussed under "Risk Factors" in this Annual Report on Form 10-K for the period ending December 31, 2007.

GLOSSARY OF TERMS

        We report our reserves to two separate standards to meet the requirements for reporting in both the United States and Canada. U.S. reporting requirements for disclosure of mineral properties are governed by Securities and Exchange Commission Industry Guide 7. Canadian reporting requirements for disclosure of mineral properties are governed by National Instrument 43-101 ("NI 43-101"). The definitions given in NI 43-101 are adopted from those given by the Canadian Institute of Mining Metallurgy and Petroleum.

        The definitions for each reporting standard are presented below with supplementary explanation and descriptions of the parallels and differences.

Mineralized material(1)	The term "mineralized material" refers to material that is not included in reserves as it does not meet all of the criteria for adequate demonstration of economic or legal extraction.

(1)
This category is substantially equivalent to the combined categories of measured and indicated mineral resources specified in NI 43-101.

Non-reserves	The term "non-reserves" refers to mineralized material that is not included in reserves as it does not meet all of the criteria for adequate demonstration of economic or legal extraction.
Exploration stage	An "exploration stage" prospect is one which is not in either the development or production stage.
Development stage
A "development stage" project is one which is undergoing preparation of an established commercially mineable deposit for extraction but which is not yet in production. This stage occurs after completion of a feasibility study.
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

Measured mineral resource
The term "measured mineral resource" refers to that part of a mineral resource for which quantity, grade or quality, densities, shape and physical characteristics are so well established that they can be estimated with confidence sufficient to allow the appropriate application of technical and economic parameters to support production planning and evaluation of the economic viability of the deposit. The estimate is based on detailed and reliable exploration, sampling and testing information gathered through appropriate techniques from locations such as outcrops, trenches, pits, workings and drill holes that are spaced closely enough to confirm both geological and grade continuity.
Indicated mineral resource
The term "indicated mineral resource" refers to that part of a mineral resource for which quantity, grade or quality, densities, shape and physical characteristics can be estimated with a level of confidence sufficient to allow the appropriate application of technical and economic parameters to support mine planning and evaluation of the economic viability of the deposit. The estimate is based on detailed and reliable exploration and testing information gathered through appropriate techniques from locations such as outcrops, trenches, pits, workings and drill holes that are spaced closely enough for geological and grade continuity to be reasonably assumed.
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
Drift	A horizontal underground opening that follows along the length of a vein or rock formation as opposed to a cross-cut which crosses the rock formation.
Enechelon	Pattern of off-set mineralized strata similar to stair steps.
Exploration	Work involved in searching for ore, usually by drilling or driving a drift.
Galena	A sulphide mineral of lead, being a common lead ore mineral.
Grade	The average assay of a ton of ore, reflecting metal content.
Horizon	In geology, any given definite position or interval in the stratigraphic column or the scheme of stratigraphic classification; generally used in a relative sense.
Host rock	The rock surrounding an ore deposit.
Interbed	Occurring between distinct rock layers or strata.
Lensoid(al)	Flat lenses of mineralized material between layers of host rock.
Limestone	A bedded, sedimentary deposit consisting chiefly of calcium carbonate.
Lode	A vein of mineral ore deposited between clearly demarcated layers of rock.

Metasediment	A sedimentary rock which shows evidence of having been subjected to metamorphism.
Mineral	A naturally occurring homogeneous substance having definite physical properties and chemical composition and, if formed under favorable conditions, a definite crystal form.
Mineralization	The presence of economic minerals in a specific area or geological formation.
Ore	Material that can be mined and processed that provides a positive cash flow.
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
Sphalerite	Zinc sulfide based mineral.
Stope	An excavation in the form of steps made by the mining of ore from steeply inclined or vertical veins.
Stratabound	A situation in which mineralization is essentially contained in or confined to a particular sedimentary or volcanic unit.
Stratigraphy	The branch of geology which studies the formation, composition, sequence and correlation of the stratified rock as parts of the earth's crust.
Strike	The direction, or bearing from true north, of a vein or rock formation measured on a horizontal surface.
Sulfide	A compound of bivalent sulfur with an electropositive element or group, especially a binary compound of sulfur with a metal.

Tailings	Material rejected from a mill after more of the recoverable valuable minerals have been extracted.
Trend	The direction, in the horizontal plane, or a linear geological feature (for example, an ore zone), measured from true north.
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

        The Montanore Project is located in northwestern Montana, and from 1988 to 2002 was owned by Noranda Minerals Corporation. During that time the project received an approved environmental impact statement and all of its primary environmental permits. From 1988 to 2002 the Company held royalty rights to a portion of the deposit. In 2002, Noranda announced that it was abandoning the project, and subsequently transferred to the Company by quitclaim deed the patented and unpatented mining claims that control the mineral rights, and all drill core and intellectual property including geologic, environmental and engineering studies, relating to the Montanore Project.

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

        In November 2006, we received another permit revision allowing us to proceed with our planned $40 million underground evaluation drilling program at the Montanore Project. This advanced exploration and delineation drilling program as currently planned includes the following:

  •
  Development and advancement of the Libby adit by 3,000 feet to access the deposit;

  •
  Drifting of approximately 10,000 feet and establishment of drill stations; and

  •
  Diamond core drilling of approximately 45,000 feet among approximately 50 holes.

Results of the drill program, if successful, are expected to provide data to assist in completion of a bankable feasibility study and further optimization of the mine plan.

        Also, in the fourth quarter 2006, we purchased a site generator and erected a warehouse building at the Libby adit site, along with an office and employee change facility. We established a $1.124 million stand-by letter of credit in early January 2007 to satisfy reclamation bonding requirements related to our planned exploration at the Libby adit.

        In 2007, we completed the construction of site infrastructure to support our planned underground evaluation program at the Montanore Project. This included the design, engineering and construction of a $1.3 million water treatment plant to process all water pumped out of the adit. The utility design was completed and an initial order of electrical supplies, ventilation material, pumping equipment, and ground control roof bolts and supplies has been delivered to the site. Construction of a dry storage structure for inventory was completed in the fall of 2007.

        The initial fleet of surface equipment and underground equipment was purchased at a cost in excess of $6 million and delivered in the third and fourth quarters of 2007. This equipment includes the following:

  •
  Sandvik Toro 6 LHD

  •
  Sandvik Toro 7 LHD

  •
  Sandvik Toro 40 Haul Dump Truck—Two Units

  •
  Robolt 5 Bolter

  •
  Axers Boom Jumbo Drill

  •
  Telehandler JLG

  •
  2007 Kawasaki Mule ATB Diesel

  •
  Teledyne Scissor Lift

  •
  Getman Lube Fuel Truck

  •
  Getman Scaler

  •
  Getman Scissor Lift

  •
  Caterpillar 950 Loader

  •
  Caterpillar 420E Backhoe

  •
  Caterpillar 225 KW Generators—Three

        Our focus in 2008 continues to be the progression of our underground evaluation program at the Montanore Project. The program schedule has been set back by approximately six months as a result of delay in receiving approval from the U.S. Forest Service of an environmental assessment (EA) pertaining to planned road use during the process of dewatering and rehabilitating the Libby Adit. We have been advised by the USFS that approval of the EA would be received by mid-March. Following receipt of that approval, we expect to dewater and rehabilitate the adit and proceed with the planned underground evaluation drilling program. We also expect to continue the update of the Montanore environmental and engineering studies focused on determining an economically viable operational design, and to complete of the EIS process.

        The Company also owns certain patented and unpatented mining claims on zinc proprieties in northern Washington state referred to as the Iroquois and Advance properties. The Company has not conducted mining activities on these properties since the 1960s. In December 2007, the Company completed an evaluation of the carrying values of the Iroquois and Advance properties relative to their immediate development potential. In connection with the evaluation, the Company wrote down capitalized costs associated with the properties in the amount of $226,000 which had been recorded in connection with mining activity that occurred in the 1950s. We continue to hold the real property, mining claims, and patented claims underlying the Iroquois and Advance properties. The Company also has a small income from a working interest royalty, acquired more than 40 years ago, in several producing oil wells located in Kansas.

Competition

        There is aggressive competition within the minerals industry to discover and acquire properties considered to have commercial potential. When we wish to acquire an exploration project, we typically compete with other entities, most of which have greater resources than we do. In addition, we compete with others in efforts to obtain financing to explore and develop mineral properties.

Employees

        As of March 11, 2007, the Company had seven employees located in Spokane, Washington and thirteen employees in Libby, Montana. The Company plans to add additional engineering, geological, and operating staff at Libby as the Montanore Project develops. Outside consultants are engaged to perform project and permitting tasks involved in re-permitting the Montanore Project. The Company expects to continue to rely on consultants to provide these services in the immediate future.

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

Available Information

        We maintain a link to investor relations information on our website, www.minesmanagement.com, where we make available, free of charge, our Securities and Exchange Commission (SEC) filings, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our website and the information contained on or connected to our website is not incorporated by reference herein and our web address is included as an inactive textual reference only.

ITEM 1A.    RISK FACTORS.

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

        As an exploration company that has no production history, we have incurred losses since our inception and we expect to continue to incur additional losses for at least the next three years. As of December 31, 2007, we had an accumulated deficit of $23.5 million. There can be no assurance that we will achieve or sustain profitability in the future.

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

        In the ordinary course of business, mining companies are required to seek governmental permits for expansion of existing operations or for the commencement of new operations. We will be required to obtain numerous permits for our Montanore Project. Obtaining the necessary governmental permits is a complex and time-consuming process involving numerous jurisdictions and often involving public hearings and costly undertakings. Obtaining required permits for the Montanore Project may be more difficult due to its location within the Cabinet Wilderness Area, its proximity to core habitat of certain protected species, including the grizzly bear, bull trout and lynx, and the efforts of a third party to permit another mining operation near the Montanore Project. Private groups dedicated to protection of the environment have been active in opposing permitting of other projects in and near the Cabinet Wilderness Area.

        In addition, mining projects require the evaluation of environmental impacts for air, water, vegetation, wildlife, cultural, historical, geological, geotechnical, geochemical, soil and socioeconomic conditions. An Environmental Impact Statement would be required before we could commence mine development or mining activities. Baseline environmental conditions are the basis on which direct and indirect impacts of the Project are evaluated and based on which potential mitigation measures would be proposed. If the Montanore Project were found to significantly adversely impact the baseline conditions, we could incur significant additional costs to avoid or mitigate the adverse impact, and delays in the Montanore Project could result.

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

        If our exploration efforts at Montanore are successful, our current estimates indicate that we would be required to raise approximately $415 million in external financing to develop and construct the Montanore Project. Sources of external financing could include bank borrowings and debt and equity offerings. The failure to obtain financing would have a material adverse effect on our growth strategy and our results of operations and financial condition. There can be no assurance that we will commence production at Montanore or generate sufficient revenues to meet our obligations as they become due or obtain necessary financing on acceptable terms, if at all, and we may not be able to secure the financing necessary to begin or sustain production at the Montanore Project. In addition, should we incur significant losses in future periods, we may be unable to continue as a going concern, and realization of assets and settlement of liabilities in other than the normal course of business may be at amounts significantly different than those included in this Annual Report on Form 10-K.

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

  •
  speculative activities;

  •
  expectations for inflation; and

  •
  political and economic conditions.

        The aggregate effect of these factors on metals prices is impossible for us to predict. Decreases in metals prices have delayed, and could in the future adversely affect our ability to finance, the exploration and development of our properties, which would have a material adverse effect on our financial condition and results of operations and cash flows. There can be no assurance that metals prices will not decline. During the five-year period ended December 31, 2007, the high and low settlement prices for silver and copper were $15.82 and $4.37 per ounce and $4.08 and $0.71 per pound, respectively.

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

        As of March 11, 2008, we had 22,746,220 shares outstanding. As of that date, there were options outstanding to purchase up to 1,616,000 shares of common stock at exercise prices ranging from $1.85 to $5.70 per share and warrants outstanding to purchase 5,965,333 shares at an exercise prices ranging from $4.00 to $5.75 per share. We have customarily repriced stock options when the exercise price falls $1.00 or more below the prevailing market price of our common stock. 329,000 additional shares of common stock are available for issuance under our stock option plans. If currently outstanding options or warrants to purchase our common stock are exercised, the investments of our shareholders would be further diluted. In addition, the potential for exercise of a significant number of options and warrants can have a depressive effect on the market price for our common stock. A new 2008 Stock Option Plan was approved by the Board of Directors on 11/20/07 providing for the issuance of options to purchase an additional 3,000,000 shares of common stock. The plan and grants of options to purchase an additional 3,000,000 shares of common stock becomes effective only if approved by our shareholders. Approval of this plan will increase the potential dilutive effect of our stock options.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    DESCRIPTION OF PROPERTIES

        The significant properties in which the Company has an interest are described below.

Montanore Property

        The Montanore Project is located in Sanders and Lincoln Counties in northwestern Montana and consists of two federal patented mining claims and approximately 1,105 unpatented lode mining claims and mill sites. The unpatented lode claims and mill sites are owned by the Company and are held subject to a $125 per claim annual payment to the Federal government.

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

        On May 31, 2006, we acquired Hard Rock Operating Permit 150 that covers certain exploration activities and the Montana Pollution Discharge Elimination System (MPDES) water discharge permit for the Montanore Project and title to properties providing access to the portal of the Libby adit. The 14,000 foot Libby adit was constructed in the early 1990s by previous operators. The adit stops approximately 2,000 feet short of the deposit. Prior to our activity in 2006, there were no plant, equipment, subsurface improvements or equipment other than the Libby adit, which was plugged and in reclamation. During the third quarter of 2006, the Company reopened the adit and completed initial water testing to determine the treatment method for water discharged from the adit. The necessary permit revisions were received in November 2006 to undertake a planned $40 million underground evaluation drilling program over the next two years. Also in the fourth quarter 2006, we purchased a site generator and erected a warehouse building at the Libby adit site, along with an office and employee change facility. We established a $1.124 million stand-by letter of credit in early January 2007 to satisfy reclamation bonding requirements related to our planned exploration at the Libby adit. During 2007, we added six additional staff, purchased equipment, and completed the design, procurement, erection and start-up of a water treatment plant to support our planned underground exploration activities. Power for the planned evaluation drilling program will be provided by three on-site Caterpillar 225 KW generators. The Company owns water rights associated with the Montanore property that it believes will be sufficient for possible mining activities.

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

  Cautionary Note to U.S. Investors concerning estimates of Measured and Indicated Mineral Resources

          This section uses the terms "measured mineral resources" and "indicated mineral resources." We advise U.S. investors that while these terms are recognized and required by Canadian regulations, the U.S. Securities and Exchange Commission does not recognize them. U.S. Investors are cautioned not to assume that any part or all of the mineral deposits in these categories will ever be converted into mineral reserves.

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

        The mineralized zone crops out at the surface and expends down dip at least 12,000 ft to the north-northwest. The mineralization is open ended in the down dip direction. Mineralization occurs in at least two sub-parallel horizons separated by a silver- and copper-deficient zone containing low-grade lead in the form of galena. The two horizons are identified as the B1 for the upper zone and the B for the lower and more extensive zone. Both zones dip to the northwest between 15 degrees and 30 degrees, with an average of just over 15 degrees. The width of the main (B) horizon, in plan view, is defined by a fault on one side and a fold axis on the other, varies from 804 feet to 3,540 feet. The property boundaries, however, limit the controlled portion of the deposit to a maximum of 2,000 feet. The average thickness for each of the two horizons is 35 feet, depending upon cutoff.

History

        In 2002, Noranda notified us that it was abandoning its rights to the project. Under the terms of its claim lease agreement with Newhi, Inc., Noranda was required to quitclaim to us any claims owned by Noranda that overlapped the original Heidelberg claims. As the newly patented apex claims were overlapping, Noranda deeded these claims to Newhi in August 2002. In December 2002, Noranda transferred to us approximately 63,000 feet of drill core and all geologic, environmental, and engineering data generated during its 14 year management of the project. The mineral rights we acquired are subject to a $0.20 per ton royalty, and a 5% net profits royalty which would commence after the operator has recovered all of its exploration and development costs. On October 18, 2007, the Company agreed to purchase the net profits royalty from Montana Reserves Company for $500,000 and the dismissal with prejudice of all claims made by MRC against the Company.

        The Company resubmitted its plan of operation and hard rock mine operating permit application for the Montanore project to the U.S. Forest Service and Montana Department of Environmental Quality (MDEQ) at the end of December 2004. The initial draft EIS is currently being routed to the agencies for comments. See "—Permitting and Environmental."

        We are conducting an extensive optimization review and feasibility study of the Montanore Project in order to update the potential mine plan and to determine the optimal rates of production. We have spent an estimated $8.8 million on the Montanore property since acquiring it, primarily on the re-permitting process, a pre-feasibility study, exploration and an additional $139,000 per year in property holding costs. We estimate expenditures of at least $17.7 million in 2008 in connection with the continued permitting, engineering, exploration and preparation for and commencement of the underground evaluation drilling program.

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

        In 2007, as part of the advanced exploration and delineation drilling program at Montanore, we completed the construction on and startup of a water treatment facility. We plan to dewater and rehabilitate the Libby adit in early 2008 and then advance the adit approximately 3,000 feet towards the middle of the deposit. An additional 10,000 feet of development drifting will be necessary to provide drill access. Once the drifting is underway, we expect to undertake delineation diamond core drilling of approximately 50 holes totaling approximately 45,000 feet. The objectives of our underground evaluation program are to:

  •
  expand the known higher grade intercepts of the Montanore deposit;

  •
  develop additional information about the deposit;

  •
  further assess and define the mineralized zone; and

  •
  provide additional geotechnical, hydrological and other data.

  Stage 1—Dewatering and Adit Rehabilitation

        With the exception of the first 600 feet, the length of the Libby adit contains water. During the first stage of the evaluation drilling program, we plan to dewater the adit, and treat the discharged water using ultra-filtration and possibly chemical pre-treatment so that discharged water, both during the dewatering process as well as during development of the adit and drilling program, meets Montana's water quality standards. We completed the pilot scale tests of the water treatment plant in November 2007. We have been delayed starting the dewatering pending approval by the Forest Service of an environmental assessment (EA) for road use.

        As dewatering begins, we plan to rehabilitate the adit, which we anticipate to involve, among other activities, scaling the walls, installing new roof bolts and extending electricity, ventilation and dewatering infrastructure into the adit. We estimate that Stage 1 activities will cost approximately $7.3 million.

  Stage 2—Advancement of Adit, Drifting and Establishment of Drill Stations

        Once rehabilitation is complete, expected by the second quarter of 2008, we plan to advance the adit approximately 3,000 feet towards the middle of the deposit. Following the advancement of the adit, we expect to commence 10,000 feet of development drifting, which will be necessary to provide drill access. Once drifting is underway we will also begin to establish drill stations. The process of drifting and the establishment of drill stations will continue throughout the remainder of the program. We expect that Stage 2 will cost approximately $7.5 million.

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

Permitting and Environmental

  Permitting of the Advanced Exploration and Delineation Drilling Program

        In 2006, we acquired the property providing access to the portal of the Libby adit and two permits: Hard Rock Operating Permit 150 that covers certain exploration activities and the Montana Pollution Discharge Elimination System (MPDES) water discharge permit for the Montanore Project. With minor revisions completed in 2006, these permits allow us to proceed with our planned advanced exploration and delineation drilling program, including adit rehabilitation, dewatering and extension, drifting and establishment of drill stations, and drilling activities. In mid-2007, we were advised by the U.S. Forest Service that we would be required to submit an EA covering our proposed road use during the program. The EA was submitted in August 2007 and approval has been delayed to March 2008. Pending such approval, we have been issued a temporary use permit to provide site access.

  Permitting of the Montanore Project

        In order to advance the Montanore Project past the exploration stage, we must obtain project approval from the U.S. Forest Service (USFS) and the State of Montana Department of Environmental Quality (DEQ) and final permits. The USFS and the State of Montana are undertaking a joint review of the Montanore Project and related permits, a process that typically takes several years. In early January 2008, we received a clarification letter from the Montana DEQ confirming that Hard Rock Operating Permit 150 issued in 1993 was transferred with the acquisition of Noranda Mineral Corporation in May 2006 to the Company. The DEQ asked that the Company withdraw its plan of operations and permit application (submitted in 2004) and instead submit proposal amendments and update the existing permit. The revised plan will be submitted in March 2008.

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

        A central element of the federal and state project review is the completion of a thorough environmental review process, which will be documented in a joint Environmental Impact Statement (EIS). As an integral part of drafting the EIS, the USFS is required under the Endangered Species Act to complete a biological assessment and initiate a consultation with the U.S. Fish and Wildlife Service for the purpose of issuing a biological opinion addressing the impact of the project on threatened and endangered species, including grizzly bear, lynx and bull trout. The agencies completed preparation of the preliminary draft EIS in the fourth quarter of 2007, which is currently being reviewed internally by the agencies. We continue to address technical questions and comments generated by the USFS and the State during the EIS review process.

        Once the agencies have completed their review, the final draft EIS and the draft permits are provided to the public for review and comment. The agencies may consider public comments in preparing the final EIS and final permits. If the public review process is successfully completed, the agencies would proceed to determine the form of the final EIS and permits and would issue a joint Record of Decision setting forth their decisions on our proposed plan of operations and hard rock mining program. Following issuance of the Record of Decision, and resolution of any appeals or legal challenges to the Record of Decision, we would receive the required permits and finalize the Montanore Project Description based on the results of the completed agency review.

CANADA
BOUNDARY COUNTY
LINCOLN COUNTY
BONNER COUNTY
IDAHO
MONTANA
TROY
LIBBY
Kootenai
River
37
93
2
56
200
CABINET
WILDERNESS
MONTANORE
PROJECT
LINCOLN COUNTY
FLATHEAD COUNTY
KALISPELL
OREBODY
LINCOLN COUNTY
SANDERS COUNTY
Clark Fork
River
NOXON
SANDERS COUNTY
SHOSHONE COUNTY
SOURCES: MONTANA STATE, MONTANORE PROJECT 1992 EIS
0
15 MILE
N
S
E
W
PROJECT
AREA
CANADA
KALISPELL
HAVRE
SPOKANE
WA
COEUR D'ALENE
PULLMAN
MOSCOW
LEWISTON
WALLA WALLA
GREAT FALLS
MONTANA
MISSOULA
HELENA
ANACONDA
BUTTE
BOZEMAN
BILLINGS
LA GRANDE
OR
IDAHO
WY
SHERIDAN
GILLETTE

MINES MANAGEMENT, INC.	FIGURE 1	
	SCALE: AS SHOWN	DATE: DEC. 2004
	DRAWN: JASPER GEOGRAPHICS	

REVISED APPLICATION FOR HARD ROCK OPERATING PERMIT & PROPOSED OPERATING PLAN

GENERAL PROJECT & OREBODY LOCATION

MONTANORE PROJECT - LINCOLN COUNTY, MONTANA

Advance and Iroquois Properties

        The Company owns the Advance and Iroquois zinc-lead exploration properties located in northeastern Washington State, approximately six miles south of the Canadian border. The properties are situated five miles apart along a belt of Cambrian carbonate sediments that have acted as host rocks for several former mines. Both properties are easily accessible on secondary graveled roads by two wheel drive vehicles. A large zinc smelter and refinery is located at Trail, British Columbia, Canada, approximately 17 miles away, over excellent roads.

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

        The Advance property consists of 720 acres of patented mining claims located approximately five miles east of the town of Northport. The property is reached from Northport, the nearest town, by taking the paved Deep Lake road south for four miles to the graveled Black Canyon road and thence north for three miles. The Metaline Formation is the principal rock unit to crop out on the Advance property. Previous exploration consisting of soil sampling, drilling, trenching, and tunneling has shown that several zones of low-grade, disseminated zinc mineralization occur on the property. The Advance property is without known reserves, is considered to be of an exploratory nature, and was written down to a zero carrying balance at December 31, 2007 following an internal review which concluded that the property is not commercially viable at present.

        The Iroquois property consists of 62 acres of patented mining claims and surface rights, and 15 unpatented mining claims containing about 300 acres. The property is reached from Northport, the nearest town, by taking the paved Deep Lake road south and east for 19 miles to the graveled Iroquois Mine Road, and thence northeast for three miles. The unpatented mining claims are held subject to a $125 per claim annual payment to the U.S. Federal government. More than 25,000 feet of drilling and approximately 2,600 feet of tunneling have shown low-grade mineralization to occur in multiple zones, extending for the entire 5,000 foot length of the property. Most of the exploration has been concentrated in one area where a mineralized zone of disseminated zinc with associated lead values has been outlined over approximately 900 feet in length and within 300 feet of the surface. The Iroquois property is without known reserves, is considered to be of an exploratory nature and has been written down to a zero carrying balance at December 31, 2007 following an internal review which determined that at this time there was no commercial value in the property.

Oil Interests

        We receive income from a 10.16% working interest in four oil wells on a lease in Sumner County, Kansas. We do not engage in oil and gas exploration or production activities.

ITEM 3.    LEGAL PROCEEDINGS

        On August 11, 2005, Mines Management was named as a co-defendant in a lawsuit filed by Montana Reserves Company ("MRC") in the Superior Court in Spokane County Washington. Named as co-defendants are Noranda Minerals, Normin Corp., Mines Management and Newhi, Inc. The action seeks damages in connection with the conveyance of the Montanore property from Noranda to Newhi, and challenges the computation of a net proceeds royalty payable to MRC pursuant to a Royalty Agreement between Noranda and MRC in respect of the Montanore property. On October 18, 2007, the Company agreed to purchase the net proceeds royalty from MRC for $500,000 in consideration of the dismissal with prejudice of MRC's claim against the Company. Formal conveyance of the settlement agreement was completed in November 2007.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matter was submitted during the fourth quarter of 2007 to a vote of security holders.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

        The common stock commenced trading on AMEX under the symbol, "MGN," on March 24, 2004. On January 10, 2006, the Company's common stock began trading on the Toronto Stock Exchange under the symbol "MGT."

        The following table shows the high and low closing sales prices for our common stock for each quarter since January 1, 2006. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. On March 11, 2008, the closing price of the Company's common stock was $3.89 on AMEX and Cdn$3.84 on TSX.

	AMEX ($)		TSX (Cdn$)
Fiscal Year
	High	Low	High	Low
2007:
First Quarter	$6.44	$4.53	$7.50	$5.11
Second Quarter	$5.33	$3.33	$6.10	$3.52
Third Quarter	$4.12	$2.82	$4.25	$2.94
Fourth Quarter	$4.80	$2.99	$4.49	$3.01
2006:
First Quarter	$9.00	$6.20	N/A	N/A
Second Quarter	$9.97	$6.20	$10.71	$7.00
Third Quarter	$7.47	$5.60	$8.75	$6.01
Fourth Quarter	$6.40	$4.91	$7.99	$5.35

        As of March 11, 2008 there were 746 shareholders of record of our common stock and approximately 3,253 additional shareholders whose shares are held through brokerage firms or other institutions.

        We have never paid dividends and any future decision as to the payment of dividends will be at the discretion of our board of directors and will depend upon our earnings, receipt of dividends from our subsidiaries, financial position, capital requirements, plans for expansion and such other factors as our board of directors deems relevant.

Performance Graph

        The following graph compares the yearly cumulative total shareholders return on common stock of the Company since December 31, 2002, with the cumulative total return over the same period for the Russell Microcap 1000 Index and the XAU Gold and Silver Index.

        Pursuant to the rules and regulations set forth by the SEC, the comparison assumes $100 was invested on December 31, 2002 in the Company's common stock and in each of the indices.

        Historic stock price is not indicative of future stock price performance. This performance graph shall not be deemed to be "soliciting material" or to be "filed" under either the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

Total Return to Stockholders
(Assumes $100 investment on 12/31/2002)

	Russell Microcap 1000 Index	XAU Gold & Silver Index	Mines Management, Inc.
12/31/07	$208.82	$225.79	$272.00
12/31/06	$226.98	$185.32	$399.20
12/31/05	$194.76	$166.79	$561.60
12/31/04	$189.89	$129.43	$337.60
12/31/03	$166.36	$141.79	$532.00
12/31/02	$100.00	$100.00	$100.00

Securities Authorized for Issuance Under Equity Compensation Plans

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a)) (c)
Equity compensation plans approved by shareholders	2,136,000	$2.68	329,000
Equity compensation plans not approved by shareholders(3)	750,000	$2.99	2,250,000
Total	2,886,000	$2.76	2,579,000

(3)
The issuance of the options and authorization of the shares by the Company's board of directors reflected in "Equity compensation plans not approved by shareholders" are each contingent upon approval by the Company's shareholders.

ITEM 6.    SELECTED FINANCIAL DATA

        The selected financial data of Mines Management, Inc. for the years ended December 31, 2007, December 31, 2006, December 31, 2005, December 31, 2004 and December 31, 2003 are derived from audited financial statements. This table should be read in conjunction with the Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

	Years Ended December 31,
	2007	2006	2005	2004	2003
Statement of Operations:
Revenues	$10,740	$13,130	$11,282	$8,604	$6,038
Operating Expenses	$(9,457,750)	$(6,293,164)	$(5,448,169)	$(2,652,056)	$(1,300,997)

Loss from Operations	$(9,447,010)	$(6,280,034)	$(5,436,887)	$(2,643,452)	$(1,294,959)
Other Income	$1,113,944	$296,489	$226,877	$127,383	$19,339

Net Loss	$(8,333,066)	$(5,983,545)	$(5,210,010)	$(2,516,069)	$(1,275,620)
Net Loss per Share of Common Stock	$(0.37)	$(0.47)	$(0.45)	$(0.26)	$(0.18)
Weighted Average Shares of Common Stock Outstanding	18,015,734	12,781,827	11,461,043	9,745,097	7,234,703
Cash Flow Data:
Cash Flows from Financing Activities	$41,497,286	$1,513,750	$6,686,520	$6,448,010	$1,770,929
Cash Flows from Operating Activities	$(5,073,977)	$(4,858,322)	$(4,178,761)	$(1,217,131)	$(591,516)
Cash Flows from Investing Activities	$(7,423,589)	$(560,070)	$(284,460)	$(3,088,521)	$(1,160,251)
	At December 31,
	2007	2006	2005	2004	2003
Balance Sheet Data:
Total Assets	$42,157,005	$6,330,468	$9,673,157	$7,135,017	$1,889,735
Total Liabilities	$1,971,739	$307,614	$171,101	$114,984	$188,656
Shareholders Equity	$40,185,266	$6,022,854	$9,502,056	$7,020,033	$1,701,079

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

        The following discussion and analysis is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes ("Notes").

Overview

2007 Highlights

  •
  Successfully completed financing activities include completion of public equity offering in second quarter 2007 with gross proceeds of $34.2 million and completion of a private placement with gross proceeds of $10 million in November 2007.

  •
  Commenced the advanced underground exploration program at the Montanore Site by completing construction of a water treatment plant and dry storage facility in November 2007.

  •
  Procurement and delivery of underground and surface equipment to rehabilitate the adit, completion of 3,000 feet of additional adit toward the ore body, and development of the drill stations for the drilling program

  •
  Hired an additional 12 employees including Vice President/General Manager for the Montanore Project, Project Engineer, Senior Site Geologist and additional operations staff for the site.

  •
  Advanced the permitting process by working closely with state and federal agencies, including preparation and submission of a preliminary draft EIS in November 2007.

        Our December 31, 2007 cash and certificates of deposit balances remained strong at over $32.3 million. Our net cash expenditures for operating activities for 2007 totaled $5.1 million. Cash outlays were less than we had projected due to delays in the Forest Service's approval of the road use EA. We purchased fixed assets totaling $6.1 million, including $5.6 million for underground and surface equipment. Construction in process spending for 2007 was $3.1 million for site infrastructure and the water treatment facility. In 2008, we plan to continue to focus on the $40 million advanced exploration and delineation drilling program at the Montanore Project. We also intend to continue to pursue the re-permitting applications with the goal of commencing a phased financing plan and feasibility study for the Montanore Project in the second half of 2008.

Financial and Operating Results

        Mines Management, Inc. reported a net loss for the year ended December 31, 2007 of $8.4 million or $0.38 per share compared to a loss of $6.0 million or $0.47 per share for the year ending December 31, 2006. The 2007 increase of $2.4 million in net loss versus 2006, and the 2006 net loss increase of $0.8 million versus 2005, were primarily due to increased capital investment and administrative expenses in support of the Montanore Project:

	Expense Summary
Expenditures
	2007	2006	2005
	(millions)
Montanore Project Expense	$2.9	$2.7	$2.7
Administrative Expense	$5.6	$2.7	$1.7
Non Cash Stock Option Expense	$1.0	$0.9	$1.0
Interest Income	$(1.1)	$(.3)	$(.2)

        Montanore Project expense includes exploration, fees, filing and licenses, environmental, engineering and permitting expense. Increased activity on the Montanore Project primarily resulted from increased payments to consultants for permitting activities, collecting additional environmental baseline data, mineralized material and resource studies, and exploration activities related to reopening the Libby adit. Administrative Expense, which includes general overhead and office expense, legal, accounting, compensation, rent, taxes, and investor relations expense, increased $2.9 million or 107% in 2007 over 2006. This increase is attributed to the purchase in November 2007 of the MRC 5% net proceed Royalty for $500,000, expensing of $500,000 in property charges related to a write down, addition of seven staff members, salary increases among existing staff and increased legal and accounting fees associated with our cross-border equity financings in 2007 that resulted in gross proceeds of $44.2 million. Stock option expense, which includes stock options granted to officers, employees and consultants, increased $0.1 million from 2006 to 2007, while interest income increased significantly by $0.8 million due to the increased cash on hand after completing the public and private stock offerings.

        The major area for additional spending for 2006 over 2005 was the increased administrative expenses of $1.0 million or 50% increase in 2006 over 2005 was due to additional staff, increased legal and accounting fees due to increased regulatory requirements and implementation of the requirements of the Sarbanes-Oxley Act of 2002 reporting on internal controls as an accelerated filer for the first time in 2006, and a general increase in the Company's activities. Stock option expense, which includes stock options granted to officers, employees and consultants, remained approximately unchanged from 2005 to 2006, while interest income increased slightly due to a full year of interest for certificates of deposit purchased in October of 2005.

Liquidity and Capital Resources

        At December 31, 2007, our aggregate cash, short term investments, and long term investments totaled $32.6 million compared to $5.2 million at December 31, 2006. In 2007, we received $41.6 million in net proceeds from the sales of common stock from a public offering in the second quarter of 2007 and a private placement in November 2007. The net cash used for operating activities during 2007 was $5.1 million, which consisted primarily of permitting, environmental, exploration, and engineering expenses for the Montanore project and general administrative expenses. We purchased $6.1 million in fixed assets in 2007, which principally consisted of equipment for rehabilitating and extending the adit. We spent $3.1 million in 2007 for infrastructure classified as construction in progress at the Montanore Project site. The net increase in cash and cash equivalents for the year ending December 31, 2007 was $29.0 million.

        We anticipate capital expenditures in 2008 of approximately $22.7 million which will consist of (i) $1.3 million in each quarter for ongoing operating and general administrative expenses, (ii) $2.5 million in the first quarter to begin the exploration and delineation drilling program at the Montanore Project and (iii) $5.0 million in each remaining quarter to sustain efforts in furtherance of the program. We will require external financing in 2008 and 2009 to fund the completion of the advanced exploration and delineation drilling program and completion of a bankable feasibility study.

Off Balance Sheet Arrangements

        We have no off balance sheet arrangements.

Table of Contractual Obligations

        The following table summarizes our contractual obligations at December 31, 2007:

Contractual Obligations	Total	Less Than 1 Year	2-3 Years	4-5 Years	Thereafter
Operating leases	$425,000	$75,000	$150,000	$200,000	$—

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The consolidated financial statements for the years ended December 31, 2007, 2006 and 2005 are included in this Report on Form 10-K as set forth below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Mines Management, Inc. and Subsidiaries
Spokane, Washington

        We have audited the consolidated balance sheets of Mines Management, Inc. (an Idaho Corporation) and Subsidiaries as of December 31, 2007, 2006, and 2005, and related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended and for the period from inception of the development stage (August 12, 2002 through December 31, 2007). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mines Management, Inc. and Subsidiaries as of December 31, 2007, 2006, and 2005, and the results of their operations and their cash flows for the years then ended and for the period from inception of the development stage (August 12, 2002 through December 31, 2007) in conformity with U.S. generally accepted accounting principles.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Mines Management, Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2008 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ LeMaster & Daniels PLLC

Spokane, Washington
March 12, 2008

REPORT OF INDEPENDENT
REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Mines Management, Inc. and Subsidiaries

        We have audited Mines Management, Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Mines Management, Inc. and Subsidiaries' management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, Mines Management, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Mines Management, Inc. and Subsidiaries as of December 31, 2007, 2006, and 2005, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2007, and our report dated March 12, 2008, expressed an unqualified opinion.

/s/ LeMaster & Daniels PLLC

Spokane, Washington
March 12, 2008

Mines Management, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	December, 31,
	2007	2006	2005
Assets
CURRENT ASSETS:
Cash and cash equivalents	$29,743,372	$743,652	$4,648,294
Interest receivable	80,662	64,426	101,380
Prepaid expenses and deposits	130,583	10,207	30,169

Total current assets	29,954,617	818,285	4,779,843

MINERAL PROPERTIES	—	504,492	504,492

PROPERTY AND EQUIPMENT:
Construction in progress	3,092,374	—	—
Mine buildings and leasehold improvements	783,610	172,535	39,917
Equipment	5,662,485	259,914	80,568
Office equipment	297,909	222,514	185,969

	9,836,378	654,963	306,454
Less accumulated depreciation	428,693	156,280	101,470

	9,407,685	498,683	204,984

OTHER ASSETS:
Certificates of deposit	2,601,276	4,370,253	4,158,692
Available-for-sale securities	132,516	77,844	25,146
Reclamation deposits	60,911	60,911	—

	2,794,703	4,509,008	4,183,838

	$42,157,005	$6,330,468	$9,673,157

Liabilities and Stockholders' Equity
CURRENT LIABILITIES:
Accounts payable	$1,948,566	$301,667	$130,655
Due to officer	—	2,398	2,398
Payroll and payroll taxes payable	23,173	3,549	38,048

Total current liabilities	1,971,739	307,614	171,101

COMMITMENTS
STOCKHOLDERS' EQUITY:
Common stock—100,000,000 shares, $0.001 par value authorized; 22,236,067, 12,849,467, and 12,469,510 shares issued and outstanding, respectively	22,236	12,849	12,470
Preferred stock—10,000,000 shares, no par value, authorized; -0- shares issued and outstanding	—	—	—
Additional paid-in capital	64,700,129	22,268,710	19,817,444
Accumulated deficit	(1,117,306)	(1,117,306)	(1,117,306)
Deficit accumulated during the development stage	(23,541,144)	(15,208,078)	(9,224,533)
Accumulated other comprehensive income	121,351	66,679	13,981

Total stockholders' equity	40,185,266	6,022,854	9,502,056

	$42,157,005	$6,330,468	$9,673,157

See accompanying notes to consolidated financial statements.

Mines Management, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,			From Inception August 12, 2002 Through December 31,
	2007	2006	2005	2007
REVENUE:
Royalties	$10,740	$13,130	$11,282	$52,239

OPERATING EXPENSES:
Depreciation	283,564	54,810	22,655	375,830
Administrative	1,924,887	905,875	1,261,633	4,508,840
Legal, accounting, and consulting	690,871	437,940	197,972	1,542,615
Miscellaneous	21,781	16,329	4,573	53,914
Exploration	11,866	148,614	718	165,176
Oil and gas operating	797	—	—	12,970
Rent and office	165,866	282,832	115,601	680,361
Compensation; directors, officers and staff	2,446,024	1,773,859	1,072,640	8,125,382
Taxes and licenses	121,643	52,129	38,569	259,733
Telephone	43,417	20,699	16,421	95,441
Fees, filing, and licenses	330,609	565,549	474,549	1,564,905
Environmental	336,425	275,065	112,954	857,253
Engineering	63,421	348,799	988,653	1,491,831
Permitting	2,160,130	1,402,165	1,141,018	4,709,797
Equipment rental	351,957	8,499	213	360,669
Commissions	—	—	—	68,440
Impairment of mineral properties	504,492	—	—	504,492

Total operating expenses	9,457,750	6,293,164	5,448,169	25,377,649

LOSS FROM OPERATIONS	(9,447,010)	(6,280,034)	(5,436,887)	(25,325,410)

OTHER INCOME:
Interest	1,113,944	296,489	226,877	1,780,808
Miscellaneous	—	—	—	3,458

	1,113,944	296,489	226,877	1,784,266

NET LOSS	$(8,333,066)	$(5,983,545)	$(5,210,010)	$(23,541,144)

NET LOSS PER SHARE (basic and diluted)	$(0.37)	$(0.47)	$(0.45)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	18,015,734	12,781,827	11,461,043

See accompanying notes to consolidated financial statements.

Mines Management, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FROM INCEPTION (AUGUST 12, 2002) THROUGH DECEMBER 31, 2007

			Issuable Common Stock
	Common Stock						Deficit Accumulated During the Development Stage
					Additional Paid-in Capital	Accumulated Deficit		Accumulated Other Comprehensive Income
	Shares	Amount	Shares	Amount					Total
BALANCES, AUGUST 12, 2002 (Inception)	5,316,956	$5,317	90,000	$22,500	$1,495,998	$(1,117,306)	$—	$846	$407,355
Common stock issued for cash	4,112,645	4,113	—	—	8,481,026	—	—	—	8,485,139
Common stock issued to directors	375,000	375	—	—	149,625	—	—	—	150,000
Common stock issued for services	5,000	5	—	—	1,995	—	—	—	2,000
Issuable common stock issued	90,000	90	(90,000)	(22,500)	22,410	—	—	—	—
Exercise of stock options	729,931	730	—	—	(730)	—	—	—	—
Issuance of stock options	—	—	—	—	1,978,091	—	—	—	1,978,091
Issuance of stock for Heidelberg shares	1,058	1	—	—	(1)	—	—	—	—
Comprehensive loss:
Adjustment to net unrealized gain on marketable securities	—	—	—	—	—	—	—	11,971	11,971
Net loss	—	—	—	—	—	—	(4,014,523)	—	(4,014,523)

Comprehensive loss									(4,002,552)

BALANCES, DECEMBER 31, 2004	10,630,590	10,631	—	—	12,128,414	(1,117,306)	(4,014,523)	12,817	7,020,033
Common stock issued for cash	1,016,667	1,017	—	—	5,671,985	—	—	—	5,673,002
Exercise of stock options	178,157	178	—	—	79,322	—	—	—	79,500
Exercise of stock warrants	618,367	618	—	—	933,400	—	—	—	934,018
Issuance of stock options	—	—	—	—	984,419	—	—	—	984,419
Revaluation of stock options	—	—	—	—	19,930	—	—	—	19,930
Issuance of stock for Heidelberg shares	25,729	26			(26)	—	—	—	—
Comprehensive loss:
Adjustment to net unrealized gain on marketable securities	—	—	—	—	—	—	—	1,164	1,164
Net loss	—	—	—	—	—	—	(5,210,010)	—	(5,210,010)

Comprehensive loss									(5,208,846)

BALANCES, DECEMBER 31, 2005	12,469,510	12,470	—	—	19,817,444	(1,117,306)	(9,224,533)	13,981	9,502,056
Exercise of stock options	273,374	273	—	—	878,976	—	—	—	879,249
Exercise of stock warrants	105,750	106	—	—	634,395	—	—	—	634,501
Issuance of stock options	—	—	—	—	937,895	—	—	—	937,895
Issuance of stock for Heidelberg shares	833	—	—	—	—	—	—	—	—
Comprehensive loss:
Adjustment to net unrealized gain on marketable securities	—	—	—	—	—	—	—	52,698	52,698
Net loss	—	—	—	—	—	—	(5,983,545)	—	(5,983,545)

Comprehensive loss									(5,930,847)

BALANCES, DECEMBER 31, 2006	12,849,467	12,849	—	—	22,268,710	(1,117,306)	(15,208,078)	66,679	6,022,854
Common stock issued for cash	9,386,600	9,387	—	—	41,487,899	—	—	—	41,497,286
Issuance of stock options	—	—	—	—	480,993	—	—	—	480,993
Revaluation of stock options	—	—	—	—	462,527	—	—	—	462,527
Comprehensive loss:
Adjustment to net unrealized gain on marketable securities	—	—	—	—	—	—	—	54,672	54,672
Net loss	—	—	—	—	—	—	(8,333,066)	—	(8,333,066)

Comprehensive loss									(8,278,394)

BALANCES, DECEMBER 31, 2007	22,236,067	$22,236	—	$—	$64,700,129	$(1,117,306)	$(23,541,144)	$121,351	$40,185,266

See accompanying notes to consolidated financial statements.

Mines Management, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,			From Inception August 12, 2002 Through December 31, 2007
	2007	2006	2005
Increase (Decrease) in Cash and Cash Equivalents
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,333,066)	$(5,983,545)	$(5,210,010)	$(23,541,144)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of stock options	943,520	937,895	1,004,349	5,015,855
Stock received for services	—	—	—	(11,165)
Depreciation	283,564	54,810	22,655	375,830
Impairment of mineral properties	504,492	—	—	504,492
Changes in assets and liabilities:
Interest receivable	(16,236)	36,954	(49,692)	(80,662)
Prepaid expenses and deposits	(120,376)	(40,949)	(2,180)	(190,994)
Accounts payable	1,644,501	171,012	112,483	1,948,566
Payroll payable	15,674	—	—	15,674
Severance payable	—	(20,000)	(60,000)	—
State income taxes payable	—	—	(345)	(164)
Payroll taxes payable	3,950	(14,499)	3,979	4,319

Net cash used in operating activities	(5,073,977)	(4,858,322)	(4,178,761)	(15,959,393)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(6,102,461)	(348,509)	(161,528)	(6,691,572)
Proceeds from disposition of fixed assets	2,269	—	—	2,269
Construction in progress	(3,092,374)	—	—	(3,092,374)
(Purchase) Sale of certificates of deposit	1,768,977	(211,561)	(122,932)	(2,601,276)
Increase in mineral properties	—	—	—	(144,312)

Net cash used in investing activities	(7,423,589)	(560,070)	(284,460)	(12,527,265)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock	41,497,286	1,513,750	6,686,520	58,182,695

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	28,999,720	(3,904,642)	2,223,299	29,696,037
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	743,652	4,648,294	2,424,995	47,335

CASH AND CASH EQUIVALENTS, END OF PERIOD	$29,743,372	$743,652	$4,648,294	$29,743,372

See accompanying notes to consolidated financial statements.

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Organization:

        Mines Management, Inc. (the Company) is a publicly held Idaho corporation incorporated in 1947. The Company acquires, explores, and develops mineral properties principally in North America. The Company performed exploration activities in South America in 2002.

        The Company formed Newhi, Inc., a wholly owned subsidiary, for the purpose of merger with Heidelberg Silver Mining Company, Inc. In the merger, completed on April 15, 1988, Heidelberg Silver Mining Company, Inc. was merged into Newhi, Inc. To effect the merger, the Company issued 367,844 shares of its previously unissued common stock. Also in connection with this merger, the Company issued 11,117 shares of common stock and paid $4,446 as a finder's fee. Montanore Mineral Corporation and Montmin Corporation were acquired in conjunction with a stock transfer agreement with Noranda Finance Corporation as described more fully in note 9.

Summary of Significant Accounting Policies:

a.
Principles of consolidation

  The accompanying consolidated financial statements include the accounts of Mines Management, Inc., and its wholly-owned subsidiaries, Newhi, Inc., Montanore Mineral Corporation, and Montmin Corporation. Intercompany balances and transactions have been eliminated.

b.
Cash and cash equivalents

  Cash and cash equivalents include cash on hand, cash in banks, investments in certificates of deposit with original maturities of 90 days or less, and money market funds.

c.
Available for sale securities

  Available for sale securities are recorded at fair value, with unrealized gains or losses recorded as a component of equity, unless the value of the security is considered impaired. Realized gains and losses and non-temporary impairments in value are recorded in the statement of operations.

d.
Fair value of financial instruments

  The Company's financial instruments, as defined by Statement of Financial Accounting Standards (SFAS) No. 107, Disclosures about Fair Value of Financial Instruments, include cash and short term investments. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2007.

e.
Property and equipment

  Property and equipment are stated at cost. Buildings and leasehold improvements are depreciated on the straight-line basis over an estimated useful life of 39 years. Machinery and furniture are generally depreciated using accelerated methods over estimated useful lives ranging from 5 to 10 years.

f.
Mining properties, exploration and development costs

  All exploration expenditures are expensed as incurred. Significant property acquisition payments for active exploration properties are capitalized, including payments to acquire mineral rights. Once a feasibility study has been completed, approved by management, and a decision is made to put the ore body into production, expenditures to develop new mines, to define further mineralization in existing ore bodies, and to expand the capacity of operating mines, are

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

  capitalized and amortized on the units of production basis over proven and probable reserves. The Company charges to operations the allocable portion of capitalized costs attributable to properties sold. Capitalized costs are allocated to properties sold based on the proportion of claims sold to the claims remaining within the project area.

g.
Asset impairment

  The Company evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amount may not be recoverable. If the sum of estimated future net cash flows on an undiscounted basis is less than the carrying amount of the related asset grouping, asset impairment is considered to exist. The related impairment loss is measured by comparing estimated future net cash flows on a discounted basis to the carrying amount of the asset. Changes in significant assumptions underlying future cash flow estimates may have a material effect on the Company's financial position and results of operations. As of December 31, 2007, the Company has identified and recognized an impairment loss as described more fully in note 3.

h.
Asset retirement obligations

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

  The Financial Accounting Standards Board ("FASB") issued Interpretation (FIN) No. 47, Accounting for Conditional Asset Retirement Obligations, which clarifies that the term conditional asset retirement obligation as used in SFAS No. 143 refers to a legal obligation to perform an asset retirement activity where the timing or method of settlement is conditional on a future event. Where the obligation to perform the asset retirement activity is unconditional, even though uncertainty exists about the timing or method of settlement, the entity is required to recognize a liability for the fair value of the conditional retirement obligation if reasonably estimable. FIN No. 47 also clarifies when an entity would have sufficient information to reasonably estimate fair value. At December 31, 2007, no asset retirement liabilities have been recorded by the Company.

i.
Deferred Income Taxes

  Deferred income tax is provided for differences between the bases of assets and liabilities for financial and income tax reporting. A deferred tax asset, subject to a valuation allowance, is recognized for estimated future tax benefits of tax-basis operating losses being carried forward.

j.
Stock compensation

  The Company measures and records the costs of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, recognized over the period during which an employee is required to provide services in exchange for such award. The Company uses the "modified prospective method" of transition as described under SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. Under this method, compensation cost is recognized for awards granted and for awards modified, repurchased or cancelled in the period after adoption. Compensation cost is also recognized for the unvested portion of awards granted prior to adoption. The Company recognized stock-based compensation of $943,520 (of which $148,188 was for services performed by outside parties), $937,895 (of which

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

  $38,635 was for services performed by outside parties), and $1,004,349 (of which $560,569 was for services performed by outside parties) for the years ended December 31, 2007, 2006, and 2005, respectively.

  The fair value for each option award is estimated at the date of grant using the Black-Scholes option-pricing model using the assumptions noted in the following table. Volatility for the three years presented is based on the historical volatility of the Company's common stock over the expected life of the option. The risk-free rate for periods within the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The Company does not foresee the payment of dividends in the near term.

	Years Ended December 31,
	2007	2006	2005
Weighted average risk-free interest rate	3.19%	4.67%	3.56%
Weighted average volatility	56.39%	59.02%	70.48%
Expected dividend yield	—	—	—
Weighted average expected life (in years)	2.00	2.00	2.00

  At December 31, 2007, the Company had two stock option plans, which are described more fully in note 6.

k.
Net loss per share

  Basic and diluted loss per share is computed using the weighted average number of shares outstanding during the periods. Stock options and warrants outstanding are antidilutive and are not considered in the computation.

l.
Reclassifications

  Certain amounts in the prior-period financial statements have been reclassified for comparative purposes to conform to current period presentation with no effect on previously reported net loss.

m.
Assumptions and use of estimates

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

n.
New accounting standards

  FASB has issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement standard for the financial statement recognition and measurement of an income tax position taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company presently recognizes income tax positions based on management's estimate of whether it is reasonably possible that a liability has been incurred for unrecognized income tax benefits by applying FASB Statement No. 5, Accounting for Contingencies.

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

  The provisions of FIN 48 will be effective for the Company on January 1, 2008. The provisions of FIN 48 are to be applied to all tax positions upon initial application of this standard. Only tax positions that meet the more likely than not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption. The cumulative effect of applying the provisions of FIN 48 will be reported as an adjustment to the opening balance of retained earnings for the fiscal year of adoption. The adoption of FIN 48 is not expected to have a material impact on the Company's financial position, results of operations, or cash flows.

  In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurement. SFAS No. 157 also emphasizes that fair value is a market based measurement, not an entity specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 157 is not expected to have a material impact on the Company's financial position, results of operations, or cash flows.

  In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits companies to elect to follow fair value accounting for certain financial assets and liabilities in an effort to mitigate volatility in earnings without having to apply complex hedge accounting provisions. The standard also establishes presentation and disclosure requirements designed to facilitate comparison between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. SFAS No. 159 is not expected to have a material impact on the Company's financial position, results of operations, or cash flows.

  In December 2007, FASB issued SFAS No. 141 (revised 2007), Business Combinations (No. 141(R). SFAS No. 141(R), among other things, establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired business, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.

  In December 2007, FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements, an Amendment of ARB No. 51. SFAS No. 160 establishes accounting and reporting standards for noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. Minority interest will be recharacterized as noncontrolling interests and classified as a component of equity. It also establishes a single method of accounting for changes in a parent's ownership interest in a subsidiary and requires expanded disclosures. This statement is effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited. The Company does not expect the adoption of this statement will have a material impact on its financial position or results of operations.

NOTE 2—STOCKHOLDERS' EQUITY:

Common Stock:

        In 2003, the Company sold 1,152,007 common shares for $1,267,207 ($1.10 per share). In connection with the stock sales, the Company granted warrants to purchase up to 1,152,007 common

NOTE 2—STOCKHOLDERS' EQUITY: (Continued)

shares at $1.20 per share through two years from the date of issue. Cumulative warrants exercised relating to this issue were 1,152,007 shares at each of December 31, 2007, 2006, and 2005.

        In 2004, the Company sold 1,285,000 common shares for $6,425,000 ($5.00 per share). In connection with the stock sales, the Company granted warrants to purchase up to 511,000 shares of common stock at $7.25 per share through five years from the initial exercise date. The Company paid a cash finder's fee of 7% of the gross purchase price received in the offering. The finder also received 3% warrant compensation, or warrants to purchase 192,750 common shares at $7.25 per share through February 18, 2009. These warrants were repriced at $6.00 per share in October 2005 and to $5.00 per share in April 2007 in accordance with the terms of the 2004 warrant agreement. Cumulative warrants exercised relating to this issue at December 31, 2007, 2006, and 2005, were 145,750, 145,750, and 40,000, respectively.

        In 2005, the Company sold 1,016,667 common shares for $6,100,002 ($6.00 per share). In connection with the stock sales, the Company granted warrants to purchase up to 737,084 shares of common stock at $8.25 per share through five years from the initial exercise date. At December 31, 2007, no warrants have been exercised. The Company paid a cash finder's fee of 7% of the gross purchase price received in the offering. The finder also received a 3.75% warrant compensation, or warrants to purchase 228,750 common shares at $8.25 per share through October 20, 2010. These warrants were repriced at $5.00 per share in April 2007 in accordance with the terms of the 2005 warrant agreement.

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

        The underwriters were granted an over-allotment option, exercisable for a period of 30 days following the closing, to acquire up to an additional 900,000 units. On May 7, 2007, the underwriters exercised the over-allotment option for 836,600 units. The total offering was therefore 6,836,600 units for gross proceeds to the Company of $34,183,000, or $32,124,697 in net proceeds to the Company, after deducting underwriting commissions but before deducting offering expenses. At December 31, 2007, no warrants have been exercised.

        On November 2, 2007 the Company sold 2,500,000 common shares at a price of $4.00 per share, resulting in gross proceeds of $10,000,000 ($9,966,740 net proceeds before deducting legal fees). In connection with the stock sale, the Company entered into a Right of First Refusal agreement (the "ROFR") which grants a twenty-year right of first proposal and a right to match third-party proposals, to purchase all or any portion of silver mined, produced or recovered by the Company (including any company acquired by the Company during the period) in the State of Montana. The ROFR does not apply to trade sales and spot sales in the ordinary course of business or forward sales, in each case, for which no upfront payment is received by the Company.

Preferred Stock:

        The Company has authorized 10,000,000 shares of no par value preferred stock. Through December 31, 2007, the Company had not issued any preferred stock.

NOTE 3—MINING PROPERTIES:

        Mineral properties were comprised of acquisition, exploration, and development costs related to the Montanore property in northwestern Montana and the Advance and Iroquois properties in the Northport region of northeastern Washington, as shown below:

	December 31, 2007	December 31, 2006	December 31, 2005
Montanore	$-0-	$278,519	$278,519
Advance	-0-	2,139	2,139
Iroquois	-0-	223,834	223,834

	$-0-	$504,492	$504,492

Montanore:

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

        During 2007, the Company determined that the carrying value of this property should be written off due to the fact that a significant portion of the balance represented exploration costs inappropriately capitalized in prior years.

Advance and Iroquois:

        The Advance property consists of 720 acres of patented mineral rights. Although the Company does not own the overlying surface rights to its patented mineral rights, it does have right of access to explore and mine. The Iroquois property consists of 64 acres of patented mineral and surface rights and 15 unpatented mining claims containing 300 acres.

        During 2007, the Company evaluated the carrying values of these properties and determined to record an impairment adjustment of $225,973 based on its assessment of the likely commercial value of the future cash flows from the properties.

NOTE 4—CONSTRUCTION IN PROGRESS:

        The Company is in the process of constructing a water treatment plant at the proposed Montanore mine site in Libby, Montana. This project was substantially complete as of December 31, 2007 with approximately $1,338,000 included in construction in progress as of December 31, 2007.

        Construction has also begun on the underground electrical, pumping, and ventilation systems at the Libby adit at the Montanore project. The anticipated cost of these projects is expected to total $2,517,000 with approximately $1,492,000 included in construction in progress as of December 31, 2007.

        Also included in construction in progress as of December 31, 2007 are $215,000 and $47,000 in costs associated with the construction of a lined waste repository and storage facilities, respectively, at the Montanore mine site. Estimated total cost of these projects is $217,000 and $87,500, respectively.

NOTE 5—INVESTMENTS:

        The Company owns a $115,684 certificate of deposit which matures in September 2008 and has an interest rate of 3.64%. The Company also owns a $1,124,055 certificate of deposit which is pledged as security for a Letter of Credit to the Montana Department of Environmental Quality for the reclamation guarantee for the Montanore expansion evaluation program. This certificate has a maturity date of January 3, 2008 and automatically renews annually. It currently earns interest at a rate of 5.28%. The Company owns six $226,923 certificates of deposit for a total of $1,361,537. These investments mature in 2009 and earn interest at rates of 4.21%.

        The Company owns 45,000 free-trading shares of Bitterroot Resources, Ltd. (BTT), a public Canadian corporation traded on the Toronto Venture Exchange. The shares are held as "available for sale." This investment is being recorded at fair market value with a corresponding adjustment to stockholders' equity. The shares had a market value of $15,484, $28,213, and $15,057 at December 31, 2007, 2006, and 2005, respectively. The Company also owns 196,000 free-trading shares of Pancontinental Uranium Corporation (previously Centram Exploration Ltd.), a public Canadian corporation traded on the Toronto Venture Exchange. The shares are held as "available for sale." The shares were received in year 2002 in exchange for administrative services provided by the Company. The 196,000 free-trading shares had a market value of $117,032, $49,631, and $10,089 at December 31, 2007, 2006, and 2005, respectively.

NOTE 6—STOCK OPTIONS:

        During the year ended December 31, 2003, the shareholders of the Company approved two stock-based compensation plans—the 2003 Stock Option Plan (which includes both qualified and nonqualified options) and the 2003 Consultant Stock Compensation Plan. Under the 2003 Stock Option Plan, the Company may grant options to purchase up to 1,200,000 shares of common stock. Under the 2003 Consultant Stock Compensation Plan, the Company may grant options to purchase up to 400,000 shares of common stock. During 2004, the Company increased the maximum number of common shares available under the 2003 Stock Option Plan and the 2003 Consultant Stock Compensation Plan to 3,000,000 and 700,000 shares, respectively. The shares are issued from the Company's authorized and unissued common stock upon exercise.

        Under both 2003 Stock Option Plans, the option exercise price may not be less than 100% of the fair market value per share on the date of grant. Stock options are exercisable within ten years from the date of the grant of the option. Vesting of the options granted under both plans is at the discretion of the Board of Directors.

        In November 2007, the Board of Directors adopted, subject to shareholder approval, the 2007 Equity Incentive Plan (the "2007 Plan"), which provides for the issuance of both qualified and nonqualified stock options and restricted shares to directors, employees and consultants of the Company. Up to 3,000,000 shares of the Company's authorized but unissued common stock are available for issuance under the 2007 Plan. On December 17, 2007, the Company issued 750,000 stock options under the 2007 Plan to directors and officers, subject to shareholder approval. The options had an exercise price of $2.99 per share, representing the share price at the close of trading on December 17, 2007, with 50% of the options vesting on June 1, 2008 and 50% vesting on June 1, 2009.

        The Company has a policy of re-pricing stock options when the market price of the stock is $1.00 below the exercise price of the outstanding option. The newly issued option has the same vesting schedule and expiration date as the option that is cancelled. During 2007, the Company cancelled and reissued 1,670,000 stock options held by 12 employees, including officers and directors. As a result of those actions, the Company recognized additional compensation expense of $462,527 for the year ended December 31, 2007. On May 16, 2007, 505,000 options having an exercise price of $5.01 per share were

NOTE 6—STOCK OPTIONS: (Continued)

cancelled and replaced by options having an exercise price of $3.90 per share, the closing price of the Company's common stock on May 16, 2007. On July 6, 2007, 505,000 options with exercise prices of $4.34 and $4.65 per share were cancelled and an equal number of options were issued having an exercise price of $3.33 per share, the closing price of the Company's stock on July 6, 2007. On August 16, 2007, 660,000 options having exercise prices ranging from $3.90 to $3.95 per share were cancelled and replaced by options having an exercise price of $2.82 per share, the closing price of the Company's common stock on August 16, 2007.

        A summary of the option activity under the Plans as of December 31, 2007, and changes during the year then ended, is presented below:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2006	2,199,000	$3.70
Granted	411,000	$3.13
Forfeited or expired	(474,000)	$3.81

Outstanding at December 31, 2007	2,136,000	$2.68	2.32	$3,097,710

Exercisable at December 31, 2007	1,846,000	$2.62	1.81	$2,268,210

        The fair value for each option award is estimated at the date of grant using the Black-Scholes option-pricing model using the assumptions noted in the following table. Volatility for the years presented is based on the historical volatility of the Company's common stock over the expected life of the option. The risk-free rate for periods within the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The Company does not foresee the payment of dividends in the near term.

	Years Ended December 31,
	2007	2006	2005
Weighted average risk-free interest rate	3.19%	4.67%	3.56%
Weighted average volatility	56.39%	59.02%	70.48%
Expected dividend yield	—	—	—
Weighted average expected life (in years)	2.00	2.00	2.00

        The weighted average grant-date fair value of options granted during the years 2007, 2006, and 2005 was $1.00, $1.78, and $1.94, respectively. There were no options exercised during the year ended December 31, 2007. The total intrinsic value of the options exercised during the years ended December 31, 2006 and 2005, was $1,318,609 and $986,748, respectively.

NOTE 6—STOCK OPTIONS: (Continued)

        A summary of the status of the Company's nonvested options as of December 31, 2007, and changes during the year then ended, is presented below:

	Number of Options	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2006	320,000	$1.74
Granted	940,000	$1.14
Vested	(110,000)	$1.36
Forfeited	(110,000)	$1.65

Nonvested at December 31, 2007	1,040,000	$1.04

        As of December 31, 2007, there was $995,570 of unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of one year. The total fair value of shares vested during the years ended December 31, 2007, 2006, and 2005 was $149,200, $89,000, and $-0-, respectively.

        During 2007, the Company cancelled and reissued 360,000 nonvested stock options held by 7 employees, including officers and directors, as a result of the Company's policy of re-pricing stock options when the market price of the stock is $1.00 below the exercise price of the outstanding option. As a result, the Company recognized $42,900 of compensation expense for the year ended December 31, 2007.

        Total compensation costs recognized for stock-based employee compensation awards was $795,332, $899,260, and $443,780 for the years ended December 31, 2007, 2006, and 2005, respectively. Total costs recognized for stock-based compensation awards for services performed by outside parties was $148,188, $38,635, and $560,569 for the years ended December 31, 2007, 2006, and 2005, respectively. Cash received from options exercised under all share-based payment arrangements for the years ended December 31, 2007, 2006, and 2005 was $-0-, $879,250, and $39,500, respectively.

NOTE 7—CONCENTRATION OF CREDIT RISK:

        The Company maintains its cash and cash equivalents in two financial institutions. Balances are insured by the Federal Deposit Insurance Corporation up to $100,000.

NOTE 8—DEFERRED INCOME TAX:

        At December 31, 2007, 2006, and 2005, the Company had deferred tax assets that were fully reserved by valuation allowances. Following are the components of such assets and allowances:

	Years Ended December 31,
	2007	2006	2005
Deferred tax assets arising from:
Net operating loss carryforwards	$3,018,000	$1,770,000	$959,000
Stock option compensation	752,000	610,000	460,000
Accrued severance compensation	—	—	2,000

	3,770,000	2,380,000	1,421,000
Less valuation allowance	3,770,000	2,380,000	1,421,000

Net deferred tax assets	$—	$—	$—

NOTE 8—DEFERRED INCOME TAX: (Continued)

        For the periods presented, the effective income tax rate differed from the expected rate because of the effects of changes in the deferred tax asset valuation allowance. Changes in the deferred tax asset valuation allowance for the years ended December 31, 2007 and December 31, 2006 relate only to corresponding changes in deferred tax assets for those periods.

        At December 31, 2007, the Company had federal tax-basis net operating loss carryforwards totaling approximately $19,172,000 which will expire in various amounts from 2008 through 2027.

NOTE 9—BUSINESS COMBINATION:

        On May 31, 2006, Noranda Finance Inc., as transferor, the Company and Newhi, Inc., a wholly-owned subsidiary of the Company, as transferee, executed a stock transfer agreement pursuant to which Noranda Finance Inc. transferred to Newhi, Inc. all the issued and outstanding shares of capital stock of its subsidiaries, Noranda minerals Corp. and Normin Corp. Noranda Minerals Corp. and Normin Corp. hold certain licenses and permits relating to the Montanore Project, including the Montana State hard Rock Permit #00150 and MPDES permit MT-00320279, which stayed in place following the transfer. No cash consideration was paid to the transferor in the transaction, but Newhi submitted a $30,000 cash bond to the Montana Department of Environmental Quality to replace the reclamation bond covering the Montanore Project that had previously been posted by the Noranda entities. In addition, the Company and the transferee agreed to indemnify the transferor for all past, present and future liabilities, including litigation, environmental and reclamation liabilities, relating to the transferred subsidiaries and their assets. As of the date of the acquisition, none of these were probable liabilities. Subsequent to the acquisition, the names of the acquired subsidiaries were changed to Montanore Mineral Corporation and Montmin Corporation, respectively.

        Because no cash was paid and no liquidated liabilities assumed in the transaction, the Company's balance sheet did not change to reflect the transaction, except that a $30,000 asset was included in "Prepaid expenses and deposits" to reflect the cash bond posted.

NOTE 10—SETTLEMENT AGREEMENT:

        On August 11, 2005, Mines Management was named as a co-defendant along with Noranda Minerals, Normin Corp. and Newhi, Inc. in a lawsuit filed by Montana Reserves Company (MRC) in the Superior Court of the State of Washington in Spokane County, Washington. The action sought damages in connection with the conveyance of the Montanore property from Noranda to Newhi, and challenged the computation of a net proceeds royalty payable to MRC pursuant to a Royalty Agreement between Noranda and MRC in respect to the Montanore property. On October 18, 2007, the Company agreed to purchase the net proceeds royalty from MRC for $500,000 cash, in consideration of the dismissal with prejudice of all claims. The settlement agreement was executed on November 6, 2007 and the settlement amount was included in administrative expenses on the Statement of Operations for the year ended December 31, 2007.

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

        Management has assessed the effectiveness of its internal control over financial reporting as of December 31, 2007. In making its assessment of the effectiveness of internal control over financial reporting, management used the criteria described in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        Based on its assessment using those criteria, management concluded that Mines Management maintained effective internal control over financial reporting as of December 31, 2007.

        Management's assessment of the effectiveness of Mines Management's internal control over financial reporting as of December 31, 2007, has been audited by LeMaster & Daniels LLP, our independent registered accounting firm, as stated in their report which appears herein.

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

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Reference is made to the information set forth under the captions "Election of Directors" and "Executive Officers" in our definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, which information is incorporated by reference to this Annual Report on Form 10K.

ITEM 11.    EXECUTIVE COMPENSATION

        Reference is made to the information set forth under the captions "Directors Compensation" and "Executive Compensation" in the proxy statement and is incorporated herein by reference to this Annual Report on Form 10K.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Reference is made to the information set forth under the captions "Security Ownership of Principal Shareholders and Management" in the proxy statement, which information is incorporated by reference in this Annual Report on Form 10K.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Reference is made to the information set forth under the captions "Certain Transactions" in the proxy statement, which information is incorporated by reference in this Annual Report on Form 10K.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        Reference is made to the information set forth under the captions "Audit Committee Report" in the proxy statement, which information is incorporated by reference in this Annual Report on Form 10K.

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

(3)
The following exhibits are filed with this Annual Report on Form 10-K or incorporated by reference.

EXHIBITS

Exhibit Number	Description of Exhibits
3.1	Articles of Incorporation of Mines Management, Inc., as amended.(1)(2)
3.2	Bylaws of Mines Management, Inc.(3)
4.1	Specimen of Certificate of Common Stock, par value $0.001(4)
4.2	Securities Purchase Agreement dated October 21, 2005.(5)
4.3	Form of Warrant issued pursuant to the Securities Purchase Agreement.(5)
4.4	Registration Rights Agreement dated October 21, 2005.(5)
4.5	Warrant Agreement dated April 16, 2007 between Mines Management, Inc. and Computershare Shareholder Services, Inc. and Computershare Trust Company, N.A.(10)
4.6	Subscription Agreement dated November 2, 2007 between Mines Management, Inc. and Silver Wheaton Corp.(11)
4.7	Registration Rights Agreement dated November 2, 2007 between Mines Management, Inc. and Silver Wheaton Corp.(11)
4.8	Amendment No. 1 to Registration Rights Agreement dated March 12, 2008 between Mines Management, Inc. and Silver Wheaton Corp.
10.1	Right of First Refusal Agreement dated November 2, 2007 between Mines Management, Inc. and Silver Wheaton Corp.(11)
10.2	Employment Agreement dated August 7, 2007 between Mines Management, Inc. and Douglas Dobbs.(12)
10.3	Employment Agreement dated August 7, 2007 between Mines Management, Inc. and Glenn M. Dobbs.(12)
10.4	Employment Agreement dated August 7, 2007 between Mines Management, Inc. and James H. Moore.(12)
10.5	Mines Management, Inc., 1998 Stock Option Plan.(6)
10.6	Mines Management, Inc., 1998 Incentive Stock Option Plan.(6)
10.7	Mines Management, Inc., 2003 Stock Option Plan.(7)
10.8	Mines Management, Inc., 2003 Consultant Stock Compensation Plan.(7)

14	Code of Ethics.(9)
21	Subsidiaries of the Registrant.
23.1	Consent of Mine Development Associates, Inc.(8)
23.2	Consent of LeMaster & Daniels PLLC.
31.1	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14(a) and Rule 15d-14(a)(Section 302 of the Sarbanes-Oxley Act of 2002).
31.2	Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14(a) and Rule 15d-14(a)(Section 302 of the Sarbanes-Oxley Act of 2002).
32.1	Certificate of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
32.2	Certificate of Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

(1)
Incorporated by reference to Form 10SB12G filed November 12, 1998.

(2)
Incorporated by reference to Form 10-Q filed August 12, 2005.

(3)
Incorporated by reference to Form 10SB12G filed November 12, 1998.

(4)
Incorporated by reference to Form S-3 filed June 12, 2006.

(5)
Incorporated by reference to Form 8-K filed October 24, 2005.

(6)
Incorporated by reference to Form S-8 filed April 24, 2003.

(7)
Incorporated by reference to Form S-8 filed June 10, 2005.

(8)
Incorporated by reference to Form 10-K filed March 12, 2007.

(9)
Incorporated by reference to Form 10-KSB filed March 1, 2004.

(10)
Incorporated by reference to Form 8-K filed April 20, 2007.

(11)
Incorporated by reference to Form 10-Q filed November 8, 2007.

(12)
Incorporated by reference to Form 10-Q filed August 9, 2007.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed March 14, 2008 on its behalf by the undersigned, thereunto duly authorized.

MINES MANAGEMENT, INC. Registrant
By:	/s/ GLENN M. DOBBS By: Glenn M. Dobbs President and Chief Executive Officer

        Pursuant to the requirements of the Securities Act of 1934, this Report has been signed by the following persons on behalf of the Registrant, in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GLENN M. DOBBS Glenn M. Dobbs	President, Chief Executive Officer and Director (Principal Executive Officer)	March 14, 2008
/s/ ROY G. FRANKLIN Roy G. Franklin	Director	March 14, 2008
/s/ ROBERT L. RUSSELL Robert L. Russell	Director	March 14, 2008
/s/ JERRY POGUE Jerry Pogue	Director	March 14, 2008
/s/ RUSSELL C. BABCOCK Russell C. Babcock	Director	March 14, 2008
/s/ JAMES H. MOORE James H. Moore	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 14, 2008

EXHIBIT INDEX

Exhibit Number	Description of Exhibits
3.1	Articles of Incorporation of Mines Management, Inc., as amended.(1)(2)
3.2	Bylaws of Mines Management, Inc.(3)
4.1	Specimen of Certificate of Common Stock, par value $0.001(4)
4.2	Securities Purchase Agreement dated October 21, 2005.(5)
4.3	Form of Warrant issued pursuant to the Securities Purchase Agreement.(5)
4.4	Registration Rights Agreement dated October 21, 2005.(5)
4.5	Warrant Agreement dated April 16, 2007 between Mines Management, Inc. and Computershare Shareholder Services, Inc. and Computershare Trust Company, N.A.(10)
4.6	Subscription Agreement dated November 2, 2007 between Mines Management, Inc. and Silver Wheaton Corp.(11)
4.7	Registration Rights Agreement dated November 2, 2007 between Mines Management, Inc. and Silver Wheaton Corp.(11)
4.8	Amendment No. 1 to Registration Rights Agreement dated March 12, 2008 between Mines Management, Inc. and Silver Wheaton Corp.
10.1	Right of First Refusal Agreement dated November 2, 2007 between Mines Management, Inc. and Silver Wheaton Corp.(11)
10.2	Employment Agreement dated August 7, 2007 between Mines Management, Inc. and Douglas Dobbs.(12)
10.3	Employment Agreement dated August 7, 2007 between Mines Management, Inc. and Glenn M. Dobbs.(12)
10.4	Employment Agreement dated August 7, 2007 between Mines Management, Inc. and James H. Moore.(12)
10.5	Mines Management, Inc., 1998 Stock Option Plan.(6)
10.6	Mines Management, Inc., 1998 Incentive Stock Option Plan.(6)
10.7	Mines Management, Inc., 2003 Stock Option Plan.(7)
10.8	Mines Management, Inc., 2003 Consultant Stock Compensation Plan.(7)
14	Code of Ethics.(9)
21	Subsidiaries of the Registrant.
23.1	Consent of Mine Development Associates, Inc.(8)
23.2	Consent of LeMaster & Daniels PLLC.
31.1	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14(a) and Rule 15d-14(a)(Section 302 of the Sarbanes-Oxley Act of 2002).
31.2	Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14(a) and Rule 15d-14(a)(Section 302 of the Sarbanes-Oxley Act of 2002).
32.1	Certificate of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2	Certificate of Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

(1)
Incorporated by reference to Form 10SB12G filed November 12, 1998.

(2)
Incorporated by reference to Form 10-Q filed August 12, 2005.

(3)
Incorporated by reference to Form 10SB12G filed November 12, 1998.

(4)
Incorporated by reference to Form S-3 filed June 12, 2006.

(5)
Incorporated by reference to Form 8-K filed October 24, 2005.

(6)
Incorporated by reference to Form S-8 filed April 24, 2003.

(7)
Incorporated by reference to Form S-8 filed June 10, 2005.

(8)
Incorporated by reference to Form 10-K filed March 12, 2007.

(9)
Incorporated by reference to Form 10-KSB filed March 1, 2004.

(10)
Incorporated by reference to Form 8-K filed April 20, 2007.

(11)
Incorporated by reference to Form 10-Q filed November 8, 2007.

(12)
Incorporated by reference to Form 10-Q filed August 9, 2007.