Form 10-Q
period 2008-03-31
MINES MANAGEMENT INC
filed 2008-05-15
CIK 66649

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2008.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

COMMISSION FILE NUMBER  000-29786

MINES MANAGEMENT, INC.

(Exact Name of Registrant as Specified in its Charter)

IDAHO	91-0538859
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

905 W. Riverside Avenue, Suite 311 Spokane, Washington	99201
(Address Of Principal Executive Offices)	(Zip Code)

(509) 838-6050
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

At May 13, 2008, 22,746,220 shares of common stock, par value $0.001 per share, were issued and outstanding.

SEC 1296 (9-05)      Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

MINES MANAGEMENT, INC.

FORM 10-Q

QUARTER ENDED MARCH 31, 2008

PART I– FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS (UNAUDITED)

MINES MANAGEMENT, INC.

AND SUBSIDIARIES

Consolidated Financial Statements

March 31, 2008 and 2007

i

Mines Management, Inc. and Subsidiaries

(A Exploration Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2008	December 31, 2007
Assets
CURRENT ASSETS:
Cash and cash equivalents	$27,176,818	$29,743,372
Interest receivable	49,336	80,662
Prepaid expenses and deposits	106,204	130,583
Total current assets	27,332,358	29,954,617

PROPERTY AND EQUIPMENT:
Construction in progress	3,470,958	3,092,374
Mine buildings and leasehold improvements	783,610	783,610
Equipment	6,410,063	5,662,485
Office equipment	320,595	297,909
	10,985,226	9,836,378
Less accumulated depreciation	662,479	428,693
	10,322,747	9,407,685
OTHER ASSETS:
Certificates of deposit	1,477,221	1,477,221
Available-for-sale securities	80,427	132,516
Reclamation deposits	1,184,966	1,184,966
	2,742,614	2,794,703
	$40,397,719	$42,157,005
Liabilities and Stockholders’ Equity
CURRENT LIABILITIES:
Accounts payable	$830,884	$1,948,566
Payroll and payroll taxes payable	17,050	23,173
Total current liabilities	847,934	1,971,739

LONG-TERM LIABILITIES:
Asset retirement obligation	324,800	—
Total liabilities	1,172,734	1,971,739

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common stock – par value $0.001, authorized 100,000,000 shares; issued and outstanding 22,746,220 and 22,236,067 shares as of March 31, 2008 and December 31, 2007, respectively	22,746	22,236
Preferred stock – no par value, 10,000,000 shares authorized; -0- shares issued and outstanding	—	—
Additional paid-in capital	65,596,745	64,700,129
Accumulated deficit	(1,117,306)	(1,117,306)
Deficit accumulated during the exploration stage	(25,346,462)	(23,541,144)
Accumulated other comprehensive income	69,262	121,351
Total stockholders’ equity	39,224,985	40,185,266
	$40,397,719	$42,157,005

See accompanying notes to consolidated financial statements.

Mines Management, Inc. and Subsidiaries

(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,		From Inception August 12, 2002 Through March 31,
	2008	2007	2008
REVENUE:
Royalties	$3,080	$2,015	$55,319
OPERATING EXPENSES:
Administrative	340,363	227,482	4,849,203
Depreciation	254,946	28,395	630,776
Asset retirement accretion expense	18,787	—	18,787
Legal, accounting, and consulting	263,674	275,094	1,806,289
Miscellaneous	5,660	7,654	59,574
Exploration	—	30,372	165,176
Oil and gas operating	—	113	12,970
Rent and office	41,539	48,966	721,900
Compensation; directors, officers and staff	489,625	260,713	8,615,007
Taxes and licenses	44,930	48,706	304,663
Telephone	8,665	9,458	104,106
Fees, filing, and licenses	52,061	112,621	1,616,966
Environmental	99,862	43,643	957,115
Engineering	2,210	9,162	1,494,041
Permitting	349,545	876,198	5,059,342
Equipment rent and operating	120,051	65,911	480,720
Commissions	—	—	68,440
Impairment of mineral properties	—	—	504,492
Total operating expenses	2,091,918	2,044,488	27,469,567
LOSS FROM OPERATIONS	(2,088,838)	(2,042,473)	(27,414,248)
OTHER INCOME:
Interest	283,520	197,238	2,064,328
Miscellaneous	—	—	3,458
	283,520	197,238	2,067,786
NET LOSS	$(1,805,318)	$(1,845,235)	$(25,346,462)
NET LOSS PER SHARE (basic and diluted)	$(0.08)	$(0.14)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	22,415,581	12,849,467

See accompanying notes to consolidated financial statements.

Mines Management, Inc. and Subsidiaries

(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

FROM INCEPTION (AUGUST 12, 2002) THROUGH MARCH 31, 2008

							Deficit
							Accumulated	Accumulated
							During the	Other
	Common Stock		Issuable Common Stock		Additional	Accumulated	Exploration	Comprehensive
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Stage	Income	Total
BALANCES, AUGUST 12, 2002 (INCEPTION OF EXPLORATION STAGE)	5,316,956	$5,317	90,000	$22,500	$1,495,998	$(1,117,306)	$—	$846	$407,355
Issuable common stock issued	90,000	90	(90,000)	(22,500)	22,410	—	—	—	—
Exercise of stock options and warrants	1,905,579	1,905	—	—	2,525,363	—	—	—	2,527,268
Stock-based compensation	14,895,912	14,897	—	—	60,656,385	—	—	—	60,671,282
Issuance of stock for Heidelberg shares	27,620	27	—	—	(27)	—	—	—	—
Comprehensive loss:
Adjustment to net unrealized gain on marketable securities	—	—	—	—	—	—	—	120,505	120,505

Net loss	—	—	—	—	—	—	(23,541,144)	—	(23,541,144)
Comprehensive loss									(23,420,639)
BALANCES, DECEMBER 31, 2007	22,236,067	22,236	—	—	64,700,129	(1,117,306)	(23,541,144)	121,351	40,185,266
Exercise of stock options and warrants	510,153	510	—	—	811,490	—	—	—	812,000
Stock-based compensation	—	—	—	—	85,126	—	—	—	85,126
Comprehensive loss:
Adjustment to net unrealized gain on marketable securities	—	—	—	—	—	—	—	(52,089)	(52,089)
Net loss	—	—	—	—	—	—	(1,805,318)	—	(1,805,318)
Comprehensive loss									(1,857,407)
BALANCES, MARCH 31, 2008	22,746,220	$22,746	—	$—	$65,596,745	$(1,117,306)	$(25,346,462)	$69,262	$39,224,985

See accompanying notes to consolidated financial statements.

Mines Management, Inc. and Subsidiaries

(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,		From Inception August 12, 2002 Through March 31,
Increase (Decrease) in Cash and Cash Equivalents	2008	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,805,318)	$(1,845,235)	$(25,346,462)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	85,126	—	5,100,981
Stock received for services	—	—	(11,165)
Depreciation	254,946	28,395	630,776
Accretion of asset retirement obligation	18,787	—	18,787
Impairment of mineral properties	—	—	504,492
Changes in assets and liabilities:
Interest receivable	31,326	34,839	(49,336)
Prepaid expenses and deposits	24,379	40,332	(166,615)
Accounts payable	(1,117,682)	20,013	830,884
Payroll and payroll taxes payable	(6,123)	895	13,870
State income taxes payable	—	—	(164)
Net cash used in operating activities	(2,514,559)	(1,720,761)	(18,473,952)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(824,578)	(234,834)	(7,516,150)
Proceeds from disposition of property and equipment	33,154		35,423
Construction in progress	(72,571)		(3,164,945)
(Purchase) sale of certificates of deposit	—	1,829,240	(2,601,276)
Increase in mineral properties	—	—	(144,312)
Net cash provided by (used in) investing activities	(863,995)	1,594,406	(13,391,260)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock	812,000	—	58,994,695
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,566,554)	(126,355)	27,129,483
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	29,743,372	743,652	47,335
CASH AND CASH EQUIVALENTS, END OF PERIOD	$27,176,818	$617,297	$27,176,818
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Initial measurement of asset retirement obligation	$306,013	—	$306,013

See accompanying notes to consolidated financial statements.

NOTE 1  — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Organization:

Mines Management, Inc. (the Company) is a publicly held Idaho corporation incorporated in 1947.  The Company acquires, explores, and develops mineral properties principally in North America.

Summary of Significant Accounting Policies:

(a)                                  Principles of consolidation

The accompanying condensed consolidated financial statements include the accounts of Mines Management, Inc., and its wholly-owned subsidiaries, Newhi, Inc., Montanore Mineral Corporation, and Montmin Corporation.  Intercompany balances and transactions have been eliminated.

(b)                                 Exploration Stage Enterprise

The Company’s financial statements are prepared in accordance with the provisions of Statement of Financial Accounting Standards No. 7 Accounting for Development Stage Enterprises, as it devotes substantially all of its efforts to acquiring and exploring mining interests that should eventually provide sufficient net profits to sustain the Company’s existence.  Until such interests are engaged in commercial production, the Company will continue to prepare its financial statements and related disclosures in accordance with this standard.

(c)                                  Cash and cash equivalents

Cash and cash equivalents include cash on hand, cash in banks, investments in certificates of deposit with original maturities of 90 days or less, and money market funds.

(d)                                 Available for sale securities

Available for sale securities are recorded at fair value, with unrealized gains or losses recorded as a component of equity, unless the value of the security is considered impaired.  Realized gains and losses and non-temporary impairments in value are recorded in the statement of operations.

(e)                                  Fair value of financial instruments

The Company’s financial instruments, as defined by Statement of Financial Accounting Standards (SFAS) No. 107, Disclosures about Fair Value of Financial Instruments, include cash and short term investments.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at March 31, 2008.

(f)                                    Property and equipment

Property and equipment are stated at cost.  Buildings and leasehold improvements are depreciated on the straight-line basis over an estimated useful life of 39 years.  Machinery and furniture are generally depreciated using accelerated methods over estimated useful lives ranging from 5 to 10 years.

(g)                                 Mining properties, exploration and development costs

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

(h)                                 Asset impairment

The Company evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amount may not be recoverable.  If the sum of estimated future net cash flows on an undiscounted basis is less than the carrying amount of the related asset grouping, asset impairment is considered to exist.  The related impairment loss is measured by comparing estimated future net cash flows on a discounted basis to the carrying amount of the asset.  Changes in significant assumptions underlying future cash flow estimates may have a material effect on the Company’s financial position and results of operations.  During 2007, the Company identified and recognized an impairment loss as described more fully in note 3.

(i)                                     Asset retirement obligations

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

(j)                                     Deferred Income Taxes

Deferred income tax is provided for differences between the bases of assets and liabilities for financial and income tax reporting.  A deferred tax asset, subject to a valuation allowance, is recognized for estimated future tax benefits of tax-basis operating losses being carried forward.

The FASB has issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement standard for the financial statement recognition and measurement of an income tax position taken or expected to be taken in a tax return.  In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.   The Company adopted FIN 48 on January 1, 2007. At March 31, 2008 the provisions of FIN 48 had no effect on the Company’s financial statements.

(k)                                  Stock compensation

The Company measures and records the costs of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, recognized over the period during which an employee is required to provide services in exchange for such award.  The Company uses the “modified prospective method” of transition as described under SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure.  Under this method, compensation cost is recognized for awards granted and for awards modified, repurchased or cancelled in the period after adoption.  Compensation cost is also recognized for the unvested portion of awards granted prior to adoption.  The fair value for each option award is estimated at the date of grant using the Black-Scholes option-pricing model.  The Company recognized stock-based compensation of $85,126 (of which $29,591 was for services performed by outside parties), and $0 for the periods ended March 31, 2008 and 2007, respectively.

At March 31, 2008, the Company had two stock option plans, which are described more fully in note 6.

(l)                                     Net loss per share

Basic and diluted loss per share is computed using the weighted average number of shares outstanding during the periods. Stock options and warrants outstanding were anti-dilutive during the periods presented and are not considered in the computation.  Outstanding options to purchase 1,621,000 and 2,199,000 shares and outstanding warrants to purchase 5,965,333 and 1,517,834 shares were not included in the computation of diluted earnings per share at March 31, 2008 and 2007, respectively.

(m)                               Reclassifications

Certain amounts in the prior-period financial statements have been reclassified for comparative purposes to conform to current period presentation with no effect on total assets or net loss as previously reported.

(n)                                 Assumptions and use of estimates

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

NOTE 2  — STOCKHOLDERS’ EQUITY:

Common Stock:

In 2003, the Company sold 1,152,007 common shares for $1,267,207 ($1.10 per share).  In connection with the stock sales, the Company granted warrants to purchase up to 1,152,007 common shares at $1.20 per share through two years from the date of issue.  Cumulative warrants exercised relating to this issue were 1,152,007 shares at March 31, 2008 and December 31, 2007, respectively.

In 2004, the Company sold 1,285,000 common shares for $6,425,000 ($5.00 per share).  In connection with the stock sales, the Company granted warrants to purchase up to 511,000 shares of common stock at $7.25 per share through five years from the initial exercise date.  The Company paid a cash finder’s fee of 7% of the gross purchase price received in the offering.  The finder also received 3% warrant compensation, or warrants to purchase 192,750 common shares at $7.25 per share through February 18, 2009.  The warrant exercise price was reduced to $6.00 per share in October 2005, to $5.00 per share in April 2007 and to $4.00 per share in November 2007 in accordance with the anti-dilution provisions of the 2004 warrant agreement. Cumulative warrants exercised relating to this issue at March 31, 2008 and December 31, 2007, were 148,750 and 145,750, respectively.

In 2005, the Company sold 1,016,667 common shares for $6,100,002 ($6.00 per share).  In connection with the stock sales, the Company granted warrants to purchase up to 737,084 shares of common stock at $8.25 per share through five years from the date of issuance.  To date, no warrants have been exercised.  The Company paid a cash finder’s fee of 7% of the gross purchase price received in the offering.  The finder also received a 3.75% warrant compensation, or warrants to purchase 228,750 common shares at $8.25 per share through October 20, 2010.  The exercise price of these warrants were was reduced to $5.00 per share in April 2007 in accordance with the anti-dilution provisions of the 2005 warrant agreement.

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

On November 2, 2007 the Company sold 2,500,000 common shares in a private placement at a price of $4.00 per share, resulting in gross proceeds of $10,000,000.  In connection with the stock sale, the Company entered into a Right of First Refusal agreement (the “ROFR”) which grants a twenty-year right of first proposal and a right to match third-party proposals, to purchase all or any portion of silver mined, produced or recovered by the Company in the State of Montana.

The ROFR does not apply to trade sales and spot sales in the ordinary course of business or forward sales, in each case, for which no upfront payment is received by the Company

Preferred Stock:

The Company has authorized 10,000,000 shares of no par value preferred stock.  Through March 31, 2008, the Company had not issued any preferred stock.

NOTE 3  — MINING PROPERTIES

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

During the fourth quarter of 2007, the Company determined that the $278,519 carrying value of this property should be written off due to the fact that a significant portion of the balance represented exploration costs inappropriately capitalized in prior years.

Advance and Iroquois:

The Advance property consists of 720 acres of patented mineral rights.  Although the Company does not own the overlying surface rights to its patented mineral rights, it does have right of access to explore and mine.  The Iroquois property consists of 64 acres of patented mineral and surface rights and 15 unpatented mining claims containing 300 acres.

During the fourth quarter of 2007, the Company evaluated the carrying values of these properties and determined to record an impairment adjustment of $225,973 based on its assessment of the likely future cash flows from the properties.

NOTE 4  — CONSTRUCTION IN PROGRESS

The Company is in the process of constructing a water treatment plant at the proposed Montanore mine site in Libby, Montana.  This project was substantially complete as of March 31, 2008 with approximately $1,409,000 included in construction in progress as of March 31, 2008.

Construction has also begun on the underground electrical, pumping, and ventilation systems at the Libby adit at the Montanore project.  The anticipated cost of these projects is expected to total $2,517,000 with approximately $1,492,000 included in construction in progress as of March 31, 2008.

Also included in construction in progress as of March 31, 2008 are $215,000 and $49,000 in costs associated with the construction of a lined waste repository and storage facilities, respectively, at the Montanore mine site.  Estimated total cost of these projects is $217,000 and $87,500, respectively.

NOTE 5  — INVESTMENTS

Certificates of Deposit:

The Company owns a $115,684 certificate of deposit which matures in September 2008 and has an interest rate of 3.64%.  The Company also owns six $226,923 certificates of deposit for a total of $1,361,537.  These investments mature in 2009 and earn rates of 4.21%.  Included with reclamation deposits, the Company has a $1,124,055 certificate of deposit which is pledged as security for a Letter of Credit to the Montana Department of Environmental Quality for the reclamation guarantee for the Montanore expansion evaluation program.  This certificate matures in January 2009 and will automatically renew annually.  It currently earns a rate of 4.5%.

Available-for-sale Securities:

The Company owns 45,000 free-trading shares of Bitterroot Resources, Ltd. (BTT), a public Canadian corporation traded on the Toronto Venture Exchange.  The shares are held as “available for sale.”  This investment is being recorded at fair market value with a corresponding adjustment to stockholders’ equity.  The shares had a market value of $13,663 and

$15,484 at March 31, 2008 and December 31, 2007, respectively.  The Company also owns 196,000 free-trading shares of Pancontinental Uranium Corporation (previously Centram Exploration Ltd.), a public Canadian corporation traded on the Toronto Venture Exchange.  The shares are held as “available for sale.”  The shares were received in 2002 in exchange for administrative services provided by the Company.  The 196,000 free-trading shares had a market value of $66,764 and $117,032 at March 31, 2008 and December 31, 2007 respectively.

NOTE 6  — STOCK OPTIONS

During the year ended December 31, 2003, the shareholders of the Company approved two stock-based compensation plans – the 2003 Stock Option Plan (which includes both qualified and nonqualified options) and the 2003 Consultant Stock Compensation Plan.  Under the 2003 Stock Option Plan, the Company may grant options to purchase up to 1,200,000 shares of common stock.  Under the 2003 Consultant Stock Compensation Plan, the Company may grant options to purchase up to 400,000 shares of common stock.  During 2004, the Company increased the maximum number of common shares available under the 2003 Stock Option Plan and the 2003 Consultant Stock Compensation Plan to 3,000,000 and 700,000 shares, respectively.  The shares are issued from the Company’s authorized and unissued common stock upon exercise.

Under both 2003 Stock Option Plans, the option exercise price may not be less than 100% of the fair market value per share on the date of grant.  Stock options are exercisable within ten years from the date of the grant of the option.  Vesting of the options granted under both plans is at the discretion of the Board of Directors.

In November 2007, the Board of Directors adopted, subject to shareholder approval, the 2007 Equity Incentive Plan (the “2007 Plan”), which provides for the issuance of both qualified and nonqualified stock options and restricted shares to directors, employees and consultants of the Company.  Up to 3,000,000 shares of the Company’s authorized but unissued common stock are available for issuance under the 2007 Plan.  On December 17, 2007, the Company issued 750,000 stock options under the 2007 Plan to directors and officers, subject to shareholder approval.  The options had an exercise price of $2.99 per share, representing the share price at the close of trading on December 17, 2007, with 50% of the options vesting on June 1, 2008 and 50% vesting on June 1, 2009.

The Company has a policy of re-pricing stock options when the market price of the stock is $1.00 below the exercise price of the outstanding option.  The newly issued option has the same vesting schedule and expiration date as the option that is cancelled.  During 2007, the Company cancelled and reissued 1,670,000 stock options held by 12 employees, including officers and directors. As a result of those actions, the Company recognized additional compensation expense of $462,527 for the year ended December 31, 2007.  On May 16, 2007, 505,000 options having an exercise price of $5.01 per share were cancelled and replaced by options having an exercise price of $3.90 per share, the closing price of the Company’s common stock on May 16, 2007.  On July 6, 2007, 505,000 options with exercise prices of $4.34 and $4.65 per share were cancelled and an equal number of options were issued having an exercise price of $3.33 per share, the closing price of the Company’s stock on July 6, 2007.  On August 16, 2007, 660,000 options having exercise prices ranging from $3.90 to $3.95 per share were cancelled and replaced by options having an exercise price of $2.82 per share, the closing price of the Company’s common stock on August 16, 2007.

A summary of the option activity under the Plans as of March 31, 2008, and changes during the period then ended, is presented below:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2008	2,136,000	$2.68
Granted	10,000	$3.30
Exercised	(520,000)	$1.65
Forfeited or expired	(5,000)	$6.20
Outstanding at March 31, 2008	1,621,000	$3.00	2.79	$1,594,850
Exercisable at March 31, 2008	1,326,000	$2.99	1.81	$806,500

The fair value for each option award is estimated at the date of grant using the Black-Scholes option-pricing model using the assumptions noted in the following table.   Volatility for the periods presented is based on the historical volatility of the Company’s common stock over the expected life of the option.  The risk-free rate for periods within the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.  The Company does not foresee the payment of dividends in the near term.

	Quarters Ended March 31,
	2008	2007(1)
Weighted average risk-free interest rate	3.85%	—
Weighted average volatility	56.95%	—
Expected dividend yield	—	—
Weighted average expected life (in years)	2.00	—

(1)  No options were granted during the first quarter of 2007.

The weighted average grant-date fair value of options granted during the quarterly period ending March 31, 2008 was $1.12.  The total intrinsic value of the options exercised during the quarterly period ended March 31, 2008, was $1,311,230.

A summary of the status of the Company’s nonvested options as of March 31, 2008, and changes during the year then ended, is presented below:

	Number of Options	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2008	290,000	$1.27
Granted	10,000	$1.12
Vested	(5,000)	$1.12
Forfeited	—	—
Nonvested at March 31, 2008	295,000	$1.27

As of March 31, 2008, there was $921,643 of unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans.  That cost is expected to be recognized over a weighted-average period of one year.  The total fair value of shares vested during the quarterly periods ended March 31, 2008 and 2007 was $5,600 and $-0-, respectively.

Total compensation costs recognized for stock-based employee compensation awards was $55,535 and $-0- for the periods ended March 31, 2008 and 2007, respectively included in compensation expense on the Statement of Operations.  Total costs recognized for stock-based compensation awards for services performed by outside parties was $29,591 and $-0- for the periods ended March 31, 2008 and 2007, respectively included in administrative and environmental expenses on the Statement of Operations.  Cash received from options exercised under all share-based payment arrangements for the periods ended March 31, 2008 and 2007 was $812,000 and $-0-, respectively.

NOTE 7  — CONCENTRATION OF CREDIT RISK

The Company maintains its cash and cash equivalents in two financial institutions.  Balances are insured by the Federal Deposit Insurance Corporation up to $100,000.

NOTE 8  —ASSET RETIREMENT OBLIGATIONS

Included in the Company’s construction in progress account is an asset related to an asset retirement obligation (ARO) associated with the Company’s underground evaluation program on the Montanore Project.  The ARO resulted from the reclamation and remediation requirements of the Montana Department of Environmental Quality as outlined in the Company’s permit to carry out its evaluation program.

Estimated reclamation costs were discounted using a credit adjusted risk-free interest rate of 4.78% from the time the Company expects to pay the retirement obligation to the time it incurred the obligation, which is estimated at 25 years.  The following table summarizes activity in the Company’s asset retirement obligation:

Three Months Ended March 31, 2008
Beginning balance	—
Revisions of estimates	$306,013
Accretion expense	18,787
Ending balance	$324,800

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Advancing the Montanore Silver-Copper Project continues to be the Company’s main focus.  In addition to its planned advanced exploration and delineation drilling program, the Company is continuing its repermitting efforts with federal and state agencies and its optimization review of the Project.

Overview

In the first quarter of 2008, the Company:

•                  Received notice from Montana Department of Environmental Quality (DEQ) confirming that Hard Rock operating Permit 150, originally issued in 1993, was transferred to the Company with the acquisition of Noranda Mineral Corporation in 2006.

•                  Hired Mr. John Thompson, Vice President/General Manager for the Montanore Project, effective January 1, 2008.

•                  Selected Small Mine Development of Boise, Idaho (SMD) as contractor to manage activities related to rehabilitation and advancement of the Libby adit and drill station development.

•                  Maintained a strong cash and investment position with $28.7 million on hand at March 31, 2008.

The Company has initiated its planned two-year advanced exploration and delineation drilling program at the Montanore Project.  During the first quarter of 2008, the Company continued to make preparations for the commencement of drifting and delineation drilling, including commissioning of the water treatment plant and preliminary work on the rehabilitation of the Libby adit.  Full scale dewatering and rehabilitation are expected to begin upon completion of the environment assessment covering the Company’s proposed road use during the program by the U.S. Forest Service.

When dewatering and rehabilitation is complete, the Company plans to advance the adit approximately 3,000 feet toward the center of the deposit, then complete an additional 10,000 feet of development drifting to provide drill access to different portions of the deposit, construct drill stations, and complete diamond core drilling of approximately 50 holes totaling approximately 45,000 feet.

The objectives of the advanced exploration and delineation drilling program are to:

•                  Expand the known higher grade intercepts of the Montanore deposit;

•                  Develop additional information about the deposit;

•                  Further assess and define the mineralized zone; and

•                  Provide additional geotechnical, hydrological, and other data.

Results of the drilling program, if successful, are expected to provide data to support the completion of a bankable feasibility study.

The net cash expenditures for the quarter ending March 31, 2008 were $0.9 million for the purchase of equipment and commissioning of the water treatment plant and other site infrastructure and $2.5 million for operating activities.  The Company believes that it has sufficient working capital for rehabilitation of the Libby adit and commencement of drifting and delineation drilling.

Advanced Exploration and Delineation Drilling Program

In the first quarter of 2008, the Montanore Project continued to make progress on several fronts. Construction work at the site included commissioning of the water treatment plant and construction of an outside storage facility.  Minor modifications were made during the testing and initial start up of the water treatment plant, which included the addition of a pH control system and miscellaneous adjustments to various programmable control systems.  Additional work on the water treatment system included the design of the underground sumps and the rehabilitation of approximately 100 ft. of adit immediately beyond the steel sets.  A contract for the design and engineering study of a nitrate removal system to be added to the water treatment plant was awarded in the first quarter.

Additional work directly related to the rehabilitation included an initial ground control and support evaluation of the existing ground conditions by an outside ground support consultant. A request for quotation was prepared and sent out to several mining contractors for the rehabilitation work.  Bids were received back and evaluated with an award in March 2008 for the work to Small Mine Development of Boise, Idaho.  Work was also initiated on the layout and design of the delineation drilling program.

The commissioning and start-up of the Sandvik roof bolting machine and the Getman scaler have been completed with both machines functioning satisfactorily.  Equipment received during the first quarter included an underground lube/service truck and a scissor lift platform truck.

Permitting and Environmental

In the first quarter of 2008, the Company continued to work with the federal and state agencies reviewing the preliminary draft environmental impact statement (PDEIS).  Included in this review is the development of monitoring plans and mitigation for the Project to address potential impact on surface and ground water, grizzly bear, bull trout, and other natural resources.  Management expects that a draft EIS will be issued to the public for comment this summer.

An updated Plan of Operations was submitted to the Montana DEQ in February 2008 and, upon request from the DEQ, the Company withdrew its 2004 permit application.  The DEQ will consider the updated plan as a formal request to revise the existing permit and its approval of the proposed revisions is pending the completion of the EIS in coordination with the USFS.

Commencement of dewatering and rehabilitation of the Libby adit are pending approval by the U.S. Forest Service (USFS) of an environmental assessment regarding the Company’s proposed road use during that process.  The EA was requested by the USFS in mid-2007 and submitted for review in August 2007.

Financial and Operating Results

Mines Management is an exploration stage company with a large silver-copper project, the Montanore Project, located in northwestern Montana.  The Company continues to expense all of its expenditures with the exception of equipment and infrastructure which are capitalized.   The Company has no revenues from mining operations.  Financial results of operations include primarily interest income, general and administrative expenses, permitting, project advancement and engineering expenses.

Quarter Ended March 31, 2008

The Company reported a net loss for the quarter ended March 31, 2008 of $1.8 million, or $0.08 per share, compared to a net loss of $1.8 million, or $0.14 per share, for the quarter ended March 31, 2007.  There were increases in operating expenses of approximately $50,000, principally in administrative expenditures, compensation, environmental expenses, equipment rental and depreciation, during the first quarter of 2008 compared to the first quarter of 2007.  These increases resulted from additional investor relation activities in 2008 and the addition of employees, equipment, and infrastructure to support the Company’s advanced exploration and delineation drilling program.  Permitting costs decreased by approximately $0.5 million during the first quarter of 2008 compared to the first quarter of 2007 because there were substantial expenditures during 2007 related to the assessment and design of the water treatment system.

Liquidity

During the quarter ended March 31, 2008, the net cash used for operating activities was $2.5 million, which consisted largely of permitting and administrative expenses associated with increased activities at the Montanore Project site.  The net cash used in investing activities during the quarter was $0.9 million for procurement of equipment and construction in progress.

The Company anticipates spending approximately $15.6 million from cash and investments on hand during the final three quarters of 2008 for activities and equipment purchases related to the advanced exploration and delineation drilling program and repermitting efforts at the Montanore Project. The Company believes that it has sufficient working capital for rehabilitation of the Libby adit and commencement of delineation drilling.

Forward Looking Statements

Some information contained in or incorporated by reference into this report may contain forward looking statements.  These statements include comments regarding further exploration and evaluation of the Montanore Project, including planned rehabilitation and extension of the Libby Adit, drilling activities, feasibility determination, engineering studies, environmental and permitting requirements, process and timing; financing needs; planned expenditures in 2008; potential completion of a bankable feasibility study; and the markets for silver and copper.  The use of any of the words “development”, “anticipate”, “continues”, “estimate”, “expect”, “may”, “project”, “should”, “believe”, and similar expressions are intended to identify uncertainties.  The Company believes the expectations reflected in those forward looking statements are reasonable.  However, the Company cannot assure that the expectations will prove to be correct.  Actual results could differ materially from those anticipated in these forward looking statements as a result of the factors set forth below and other factors set forth and incorporated by reference into this report:

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

•                  Geological, technical, permitting, mining and processing problems

•                  The availability, terms, conditions and timing of required governmental permits and approvals, and potential opposition to the majority of permits

•                  Uncertainty regarding future changes in applicable law or implementation of existing law

•                  The availability of experienced employees

•                  The factors discussed under “Risk Factors” in our Form 10-K for the period ending December 31, 2007.

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

Glenn M. Dobbs, the Company’s President and CEO, and James H. Moore, the Company’s Chief Financial Officer and Treasurer, have evaluated the Company’s disclosure controls and procedures as of March 31, 2008.  Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are designed and were effective as of March 31, 2008 to give reasonable assurances that the information required to be disclosed in the reports that the Company’s files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is also accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer.

There were no changes in the Company’s internal controls or, to the knowledge of the management of the Company, any other changes that materially affect, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.                                                     LEGAL PROCEEDINGS

None

ITEM 1A.                                            RISK FACTORS

There are no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ending December 31, 2007.

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

Date: May 15, 2008	By:	/s/ Glenn M. Dobbs
Glenn M. Dobbs
President and Chief Executive Officer

Date: May 15, 2008	By:	/s/ James H. Moore
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