Form 10-Q
period 2008-06-30
MINES MANAGEMENT INC
filed 2008-08-11
CIK 66649

UNITED STATES	OMB APPROVAL
SECURITIES AND EXCHANGE COMMISSION	OMB Number: 3235-0070 Expires: January 31, 2008 Estimated average burden hours per response: 192.00
WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2008.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

COMMISSION FILE NUMBER  000-29786

MINES MANAGEMENT, INC.

(Exact Name of Registrant as Specified in its Charter)

IDAHO	91-0538859
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

905 W. Riverside Avenue, Suite 311 Spokane, Washington	99201
(Address Of Principal Executive Offices)	(Zip Code)

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

At August 11, 2008, 22,746,220 shares of common stock, par value $0.001 per share, were issued and outstanding.

SEC 1296 (9-05)       Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

MINES MANAGEMENT, INC.

FORM 10-Q

QUARTER ENDED JUNE 30, 2008

PART I– FINANCIAL INFORMATION

ITEM 1.                                                     FINANCIAL STATEMENTS (UNAUDITED)

i

Mines Management, Inc. and Subsidiaries

(An Exploration Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2008	December 31, 2007
Assets
CURRENT ASSETS:
Cash and cash equivalents	$24,703,403	$29,743,372
Interest receivable	77,288	80,662
Prepaid expenses and deposits	201,240	130,583
Total current assets	24,981,931	29,954,617

PROPERTY AND EQUIPMENT:
Construction in progress	1,860,675	3,092,374
Mine buildings and leasehold improvements	836,454	783,610
Plant and equipment	8,044,539	5,662,485
Office equipment	326,000	297,909
	11,067,668	9,836,378
Less accumulated depreciation	918,713	428,693
	10,148,955	9,407,685
OTHER ASSETS:
Certificates of deposit	1,477,221	1,477,221
Available-for-sale securities	103,927	132,516
Reclamation deposits	1,184,966	1,184,966
	2,766,114	2,794,703
	$37,897,000	$42,157,005
Liabilities and Stockholders’ Equity
CURRENT LIABILITIES:
Accounts payable	$439,336	$1,948,566
Payroll and payroll taxes payable	25,087	23,173
Total current liabilities	464,423	1,971,739

LONG-TERM LIABILITIES:
Asset retirement obligation	367,160	—
Total liabilities	831,583	1,971,739

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock – par value $0.001, authorized 100,000,000 shares; issued and outstanding 22,746,220 and 22,236,067 shares as of June 30, 2008 and December 31, 2007, respectively	22,746	22,236
Preferred stock – no par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—

Additional paid-in capital	65,998,972	64,700,129
Accumulated deficit	(1,117,306)	(1,117,306)
Deficit accumulated during the exploration stage	(27,931,757)	(23,541,144)
Accumulated other comprehensive income	92,762	121,351

Total stockholders’ equity	37,065,417	40,185,266
	$37,897,000	$42,157,005

See accompanying notes to condensed consolidated financial statements.

Mines Management, Inc. and Subsidiaries

(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,		From Inception August 12, 2002 Through June 30,
	2008	2007	2008	2007	2008
REVENUE:
Royalties	$5,247	$678	$8,327	$2,693	$60,566
OPERATING EXPENSES:
Administrative	290,485	338,655	630,848	550,637	4,970,188
Depreciation	276,439	30,265	531,385	58,660	907,215
Asset retirement accretion expense	4,186	—	22,973	—	22,973
Legal, accounting, and consulting	196,141	19,917	459,815	295,011	2,002,430
Miscellaneous	4,543	2,547	10,203	10,201	64,117
Exploration	—	(18,506)	—	11,866	165,176
Oil and gas operating	—	405	—	518	12,970
Rent and office	43,012	25,991	84,551	74,957	764,912
Compensation; directors, officers and staff	1,225,697	904,645	1,715,322	1,180,858	10,010,204
Taxes and licenses	40,622	8,640	85,552	57,346	345,285
Telephone	7,428	9,035	16,093	18,493	111,534
Fees, filing, and licenses	46,645	64,871	98,706	177,492	1,663,611
Environmental	189,494	42,072	289,356	85,715	1,146,609
Engineering	507	27,833	2,717	36,995	1,494,548
Permitting	316,375	123,324	625,420	975,872	5,145,067
Equipment rent and operating	147,180	114,907	307,731	204,468	858,550
Commissions	—	—	—	—	68,440
Impairment of mineral properties	—	—	—	—	504,492
Total operating expenses	2,788,754	1,694,601	4,880,672	3,739,089	30,258,321
LOSS FROM OPERATIONS	(2,783,507)	(1,693,923)	(4,872,345)	(3,736,396)	(30,197,755)
OTHER INCOME:
Interest	198,212	129,707	481,732	326,945	2,262,540
Miscellaneous	—	—	—	—	3,458
	198,212	129,707	481,732	326,945	2,265,998
NET LOSS	$(2,585,295)	$(1,564,216)	$(4,390,613)	$(3,409,451)	$(27,931,757)
NET LOSS PER SHARE (basic and diluted)	$(0.11)	$(0.09)	$(0.19)	$(0.22)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	22,746,220	18,008,843	22,580,900	15,443,407

See accompanying notes to condensed consolidated financial statements.

Mines Management, Inc. and Subsidiaries

(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,		From Inception August 12, 2002 Through June 30,
Increase (Decrease) in Cash and Cash Equivalents	2008	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,390,613)	$(3,409,451)	$(27,931,757)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	727,909	427,420	5,743,764
Stock received for services	—	—	(11,165)
Depreciation	531,385	58,660	907,215
Accretion of asset retirement obligation	22,973	—	22,973
Impairment of mineral properties	—	—	504,492
Changes in assets and liabilities:
Interest receivable	3,374	5,729	(77,288)
Prepaid expenses and deposits	(70,657)	(475,709)	(261,651)
Accounts payable	(1,509,230)	626,772	439,172
Payroll and payroll taxes payable	1,914	10,010	21,907
Net cash used in operating activities	(4,682,945)	(2,756,569)	(20,642,338)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(859,531)	(665,308)	(7,551,103)
Proceeds from disposition of property and equipment	33,154	—	35,423
Construction in progress	(102,091)	(469,594)	(3,194,465)
(Purchase) sale of certificates of deposit	—	1,829,240	(2,601,276)
Increase in mineral properties	—	—	(144,312)
Net cash provided by (used in) investing activities	(928,468)	694,338	(13,455,733)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sales of common stock	571,444	31,585,713	58,754,139
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,039,969)	29,523,482	24,656,068
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	29,743,372	743,652	47,335
CASH AND CASH EQUIVALENTS, END OF PERIOD	$24,703,403	$30,267,134	$24,703,403
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Initial measurement of asset retirement obligation	$344,187	—	$344,187

See accompanying notes to condensed consolidated financial statements.

NOTE 1  — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Organization:

Mines Management, Inc. (the Company) is an Idaho corporation incorporated in 1947.  The Company acquires, explores, and develops mineral properties in North America.

Summary of Significant Accounting Policies:

(a)                                  Principles of consolidation

The accompanying condensed consolidated financial statements include the accounts of Mines Management, Inc., and its wholly-owned subsidiaries, Newhi, Inc., Montanore Mineral Corporation and Montmin Corporation.  Intercompany balances and transactions have been eliminated.

(b)                                 Exploration Stage Enterprise

Since the Company is in the exploration stage of operation, the Company’s financial statements are prepared in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 7 Accounting for Development Stage Enterprises, as it devotes substantially all of its efforts to acquiring and exploring mining interests that management believes should eventually provide sufficient net profits to sustain the Company’s existence.  Until such interests are engaged in commercial production, the Company will continue to prepare its financial statements and related disclosures in accordance with this standard.

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

(e)                                  Fair value of financial instruments

The Company’s financial instruments, as defined by SFAS No. 107, Disclosures about Fair Value of Financial Instruments, include cash and short term investments.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at June 30, 2008.

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

(h)                                 Asset impairment

The Company evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable.  If the sum of estimated future net cash flows on an undiscounted basis is less than the carrying amount of the related asset grouping, asset impairment is considered to exist.  The related impairment loss is measured by comparing estimated future net cash flows on a discounted basis to the carrying amount of the asset.  Changes in significant assumptions underlying future cash flow estimates may have a material effect on the Company’s financial position and results of operations.  During 2007, the Company identified and recognized an impairment loss as described more fully in note 3.

(i)                                     Asset retirement obligations

The Company has adopted SFAS No. 143, Accounting for Asset Retirement Obligations, which establishes a uniform methodology for accounting for estimated reclamation and abandonment costs.  According to SFAS No. 143, the fair value of a liability for an asset retirement obligation (ARO) will be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  The ARO is capitalized as part of the carrying value of the assets with which it is associated, and depreciated over the useful life of the asset.  The Company has an ARO associated with its underground evaluation program at the Montanore Project, described more fully in note 8.

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

(j)                                     Deferred Income Taxes

Deferred income taxes are provided for differences between the bases of assets and liabilities for financial and income tax reporting.  A deferred tax asset, subject to a valuation allowance, is recognized for estimated future tax benefits of tax-basis operating losses being carried forward.

The FASB has issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement standard for the financial statement recognition and measurement of an income tax position taken or expected to be taken in a tax return.  In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.   The Company adopted FIN 48 on January 1, 2007. At June 30, 2008, the provisions of FIN 48 had no effect on the Company’s financial statements.

(k)                                  Stock compensation

The Company measures and records the costs of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, recognized over the period during which an employee is required to provide services in exchange for such award.  The Company uses the “modified prospective method” of transition as described under SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure.  Under this method, compensation cost is recognized for awards granted and for awards modified, repurchased or cancelled in the period after adoption.  Compensation cost is also recognized for the unvested portion of awards granted prior to adoption.  The Company recognized stock-based compensation of $642,783 and $427,420 for the three month periods ended June 30, 2008 and 2007, respectively.  The Company recognized stock-based compensation of $727,909 and $427,420 for the six month periods ended June 30, 2008 and 2007, respectively.

At June 30, 2008, the Company had two stock option plans, which are described more fully in note 6.

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

NOTE 2  — STOCKHOLDERS’ EQUITY:

Common Stock:

In 2003, the Company sold 1,152,007 common shares for $1,267,207 ($1.10 per share).  In connection with the stock sales, the Company granted warrants to purchase up to 1,152,007 common shares at $1.20 per share through two years from the date of issue.  Cumulative warrants exercised relating to this issue were 1,152,007 shares at June 30, 2008 and December 31, 2007, respectively.

In 2004, the Company sold 1,285,000 common shares for $6,425,000 ($5.00 per share).  In connection with the stock sales, the Company granted warrants to purchase up to 511,000 shares of common stock at $7.25 per share through five years from the initial exercise date.  The Company paid a cash finder’s fee of 7% of the gross purchase price received in the offering.  The finder also received 3% warrant compensation, or warrants to purchase 192,750 common shares at $7.25 per share through February 18, 2009.  The warrant exercise price was reduced to $6.00 per share in October 2005, to $5.00 per share in April 2007, and to $4.00 per share in November 2007 in accordance with the anti-dilution provisions of the 2004 warrant agreement. Cumulative warrants exercised relating to this issue at June 30, 2008 and December 31, 2007, were 148,750 and 145,750, respectively.

In 2005, the Company sold 1,016,667 common shares for $6,100,002 ($6.00 per share).  In connection with the stock sales, the Company granted warrants to purchase up to 737,084 shares of common stock at $8.25 per share through five years from the date of issuance.  The Company paid a cash finder’s fee of 7% of the gross purchase price received in the offering.  The finder also received a 3.75% warrant compensation, or warrants to purchase 228,750 common shares at $8.25 per share through October 20, 2010.  These warrants were repriced at $5.00 per share in April 2007 in accordance with the anti-dilution provisions of the 2005 warrant agreement.  To date, no warrants relating to this issue have been exercised.

In 2005, the Company sold 40,000 common shares for $240,000 ($6.00 per share).

On April 20, 2007, the Company completed a public offering of 6,000,000 units at a price of $5.00 per unit, resulting in gross proceeds of $30,000,000 ($28,200,000 net proceeds).  Each unit is comprised of one share of common stock and one-half of one common stock purchase warrant, with each full warrant being exercisable for five years to purchase one share of common stock at a price of $5.75 per share.  The warrants are listed on the Toronto Stock Exchange and are tradable in US dollars under the symbol MGT.GT.U.

The underwriters were granted an over-allotment option, exercisable for a period of 30 days following the closing, to acquire up to an additional 900,000 units.   On May 7, 2007, the underwriters exercised the over-allotment option for 836,600 units.  The total offering was therefore 6,836,600 units for gross proceeds to the Company of $34,183,000, or $32,124,697 in net proceeds to the Company, after deducting underwriting commissions but before deducting offering expenses.  To date, no warrants relating to this issue have been exercised.

On November 2, 2007, the Company sold 2,500,000 common shares in a private placement at a price of $4.00 per share, resulting in gross proceeds of $10,000,000.  In connection with the stock sale, the Company entered into a Right of First Refusal agreement (the “ROFR”) which grants a twenty-year right of first proposal and a right to match third-party proposals, to purchase all or any portion of silver mined, produced or recovered by the Company in the State of Montana.  The ROFR does not apply to trade sales and spot sales in the ordinary course of business or forward sales, in each case, for which no upfront payment is received by the Company

During the six months ended June 30, 2008, the Company paid approximately $241,000 in legal fees directly related to the common stock offering.

Preferred Stock:

The Company has authorized 10,000,000 shares of no par value preferred stock.  Through June 30, 2008, the Company had not issued any preferred stock.

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

NOTE 4  — CONSTRUCTION IN PROGRESS:

Construction has begun on the underground electrical, pumping, and ventilation systems at the Libby adit at the Montanore Project.  The anticipated cost of these projects is expected to total $2,517,000, with approximately $1,500,000  included in construction in progress as of June 30, 2008.

Also included in construction in progress as of June 30, 2008 is $16,500 in costs associated with the construction of a nitrate treatment and removal system at the Montanore Project site.  The estimated total cost of this project is $1,798,000.

NOTE 5  — INVESTMENTS:

Certificates of Deposit:

The Company owns a $115,684 certificate of deposit which matures in September 2008 and bears interest at the rate of 3.64%.  The Company also owns six $226,923 certificates of deposit for a total of $1,361,537.  These investments mature in 2009 and bear interest at the rate of 4.21%.  Included with reclamation deposits, the Company has a $1,124,055 certificate of deposit which is pledged as security for a Letter of Credit to the Montana Department of Environmental Quality as a reclamation guarantee for the Montanore expansion evaluation program.  This certificate matures in January 2009 and will automatically renew annually.  It currently bears interest at the rate of 4.5%.

Available-for-sale Securities:

The Company owns 45,000 free-trading shares of Bitterroot Resources, Ltd. (BTT), a public Canadian corporation traded on the Toronto Venture Exchange.  The shares are held as “available for sale.”  This investment is being recorded at fair market value with a corresponding adjustment to stockholders’ equity.  The shares had a market value of $26,951 and $15,484 at June 30, 2008 and December 31, 2007, respectively.  The Company also owns 196,000 free-trading shares of

Pancontinental Uranium Corporation (previously Centram Exploration Ltd.), a public Canadian corporation traded on the Toronto Venture Exchange.  The shares are held as “available for sale.”  The shares were received in 2002 in exchange for administrative services provided by the Company.  The 196,000 free-trading shares had a market value of $76,976 and $117,032 at June 30, 2008 and December 31, 2007 respectively.

NOTE 6  — STOCK OPTIONS:

During the year ended December 31, 2003, the stockholders of the Company approved two stock-based compensation plans — the 2003 Stock Option Plan (which includes both qualified and nonqualified options) and the 2003 Consultant Stock Compensation Plan.  Under the 2003 Stock Option Plan, the Company may grant options to purchase up to 1,200,000 shares of common stock.  Under the 2003 Consultant Stock Compensation Plan, the Company may grant options to purchase up to 400,000 shares of common stock.  During 2004, the Company increased the maximum number of common shares available under the 2003 Stock Option Plan and the 2003 Consultant Stock Compensation Plan to 3,000,000 and 700,000 shares, respectively.  The shares are issued from the Company’s authorized and unissued common stock upon exercise.

Under both 2003 Stock Option Plans, the option exercise price may not be less than 100% of the fair market value per share on the date of grant.  Stock options are exercisable within ten years from the date of the grant of the option.  The schedule for vesting of the options granted under both plans is at the discretion of the Board of Directors.

In November 2007, the Board of Directors adopted, subject to shareholder approval, the 2007 Equity Incentive Plan (the “2007 Plan”), which provides for the issuance of both qualified and nonqualified stock options and restricted shares to directors, employees and consultants of the Company.  Up to 3,000,000 shares of the Company’s authorized but unissued common stock are available for issuance under the 2007 Plan.  On December 17, 2007, the Company issued 750,000 stock options under the 2007 Plan to directors and officers , subject to shareholder approval.  The options have an exercise price of $2.99 per share, representing the share price at the close of trading on December 17, 2007, with 50% of the options vesting on June 1, 2008 and 50% vesting on June 1, 2009.  The 2007 Plan was approved by the shareholders on May 22, 2008.  The options are treated as having been issued immediately following stockholder approval.

The Company has a policy of re-pricing stock options when the market price of the stock is $1.00 below the exercise price of the outstanding option.  The newly issued option has the same vesting schedule and expiration date as the option that is cancelled.  During 2007, the Company cancelled and reissued 1,670,000 stock options held by 12 employees, including officers and directors.  During 2008, the Company cancelled and reissued 18,000 stock options held by 4 employees.   As a result of those actions, the Company recognized additional compensation expense of $5,580 for the period ended June 30, 2008 and $462,527 for the year ended December 31, 2007.

A summary of the option activity under the Plans as of June 30, 2008, and changes during the  periods then ended, is presented below:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2008	2,136,000	$2.68
Granted	10,000	$3.30
Exercised	(520,000)	$1.65
Forfeited or expired	(5,000)	$6.20
Outstanding at March 31, 2008	1,621,000	$3.00
Granted	750,000	$2.99
Exercised	—	—
Forfeited or expired	—	—
Outstanding at June 30, 2008	2,371,000	$2.99	3.62	$1,888,620
Exercisable at June 30, 2008	1,726,000	$2.98	2.77	$95,520

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Weighted average risk-free interest rate	2.56%	4.76%	2.59%	4.76%
Weighted average volatility	51.96%	54.84%	52.09%	54.84%
Expected dividend yield	—	—	—	—
Weighted average expected life (in years)	2.00	2.00	2.00	2.00

There were no options exercised during the three month periods ended June 30, 2008 and 2007.  During the six months ended June 30, 2008, there were 520,000 stock options exercised with a weighted average exercise price of $1.65.  The intrinsic value of these options  upon exercise was $1,311,230.

A summary of the status of the Company’s nonvested options as of June 30, 2008, and changes during the periods then ended, is presented below:

	Number of Options	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2008	290,000	$1.27
Granted	10,000	$1.12
Vested	(5,000)	$1.12
Nonvested at March 31, 2008	295,000	$1.27
Granted	375,000	$1.42
Vested	(25,000)	$1.35
Nonvested at June 30, 2008	645,000	$1.35

As of June 30, 2008, there was $606,940 of unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans.  That cost is expected to be recognized over a weighted-average period of one year.

Total compensation costs recognized for stock-based employee compensation awards was $621,683 and $420,870 for the three months ended June 30, 2008 and 2007, respectively.  Total compensation costs recognized for stock-based employee compensation awards was $677,218 and $420,870 for the six months ended June 30, 2008 and 2007, respectively. These costs were included in compensation expense on the Statement of Operations.  Total costs recognized for stock-based compensation awards for services performed by outside parties was $21,100 and $6,550 for the three months ended June 30, 2008 and 2007, respectively.  Total costs recognized for stock-based compensation awards for services performed by outside parties was $50,691 and $6,550 for the six months ended June 30, 2008 and 2007, respectively.  These costs were included in administrative and environmental expenses on the Statement of Operations.  Cash received from options exercised under all share-based payment arrangements during the six months ended June 30, 2008 and 2007 was $812,000 and $-0-, respectively.

NOTE 7  — CONCENTRATION OF CREDIT RISK:

The Company maintains its cash and cash equivalents in two financial institutions.  Balances are insured by the Federal Deposit Insurance Corporation up to $100,000.

NOTE 8  —ASSET RETIREMENT OBLIGATIONS:

Included in the Company’s construction in progress account is an asset related to an asset retirement obligation (ARO) associated with the Company’s underground evaluation program at the Montanore Project.  The ARO resulted from the reclamation and remediation requirements of the Montana Department of Environmental Quality as outlined in the Company’s permit to carry out the evaluation program.

Estimated reclamation costs were discounted using a credit adjusted risk-free interest rate of 4.78% from the time the Company expects to pay the retirement obligation to the time it incurred the obligation, which is estimated at 25 years.  During the period ended June 30, 2008, the Company revised estimated reclamation costs based on additional work completed at the Montanore Project. The following table summarizes activity in the Company’s asset retirement obligation

Six Months Ended June 30, 2008
Balance January 1, 2008	—
Revisions of estimates	$306,013
Accretion expense	18,787
Balance March 31, 2008	324,800
Revision of estimate	38,174
Accretion expense	4,186
Balance June 30, 2008	$367,160

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Advancing the Montanore Silver-Copper Project continues to be the Company’s main focus.  In addition to its advanced exploration and delineation drilling program, the Company is continuing its repermitting efforts with federal and state agencies and its optimization review of the Project.

Overview

In the second quarter of 2008, the Company:

•                  Received approval from the Montana State Department of Commerce of the proposed Hard Rock Mining Impact Plan for the Montanore Project.

•                  Completed and redistributed the second draft of the Preliminary Draft Environmental Impact Statement to state and federal agencies for comment, which is the final stage of review prior to publication for public comment.

•                  Selected Small Mine Development as contractor to manage activities related to advancement of the Libby adit and drill station development.

•                  Maintained a strong cash and investment position with $27.5 million on hand at June 30, 2008.

The net cash expenditures for the six months ended June 30, 2008 were $0.9 million for the purchase of equipment and completion of the water treatment plant and other site infrastructure and $4.7 million for operating activities.  The Company believes that it has sufficient working capital to complete the rehabilitation of the Libby adit and commencement of delineation drilling.

Advanced Exploration and Delineation Drilling Program

In the second quarter of 2008, we continued preparations for the rehabilitation of the Libby adit, which is scheduled to begin promptly after issuance of the environmental assessment (EA) by the U.S. Forest Service, which is a pre-requisite to obtaining a permit for the associated road use.  Activities during the second quarter included continued commissioning of underground mining equipment and the initial phase of underground sump construction.

As part of the water treatment system, we advanced the ground rehabilitation in the sections of the adit required for access to underground sump locations, and ground support to provide safe access to the sump location.  Excavation on the first two sumps was begun underground using the Tamrock face jumbo drill.  Other work associated with the water treatment system included the installation of a 13.8 kva power line and load center underground and the addition of a pH control system on the raw water feed to the treatment plant.

We have also begun engineering work on the nitrate treatment plant, which will operate in conjunction with the existing water treatment plant.  Cost estimates and preliminary designs are currently being evaluated.

Permitting and Environmental

In the second quarter of 2008, the U.S. Forest Service and Montana Department of Environmental Quality completed a second preliminary draft environmental impact statement (PDEIS).  This version of the PDEIS addresses agency comments and edits from the first draft.  The agencies will make a final review of this document before submitting the draft EIS to the public for review and comment.  The Company anticipates the draft will be published for public review late in the third quarter or early in the fourth quarter of this year.

In addition, the Company continues to develop and review a number of monitoring and mitigation plans .  These plans are focused on identifying ways to implement the Project to reduce negative impacts and document environmental conditions before, during, and after mine operations.

The agencies also continued to evaluate the different transmission line alternatives outlined in the PDEIS.  The Company has provided requested technical documents and other information for the evaluation effort.  The Company also continues to work with Flathead Electric Cooperative and Bonneville Power Administration (BPA) on the substation and electrical tie to the Noxon-Libby BPA transmission line.

The Company is continuing to work with the U.S. Forest Service to complete the environmental assessment (EA) for the dewatering and rehabilitation of the Libby adit.  At that agency’s request, the Company has prepared a 3-dimensional hydrologic model to predict groundwater inflow to the exploration workings.  The model was submitted to the Forest Service in early August of 2008.

Financial and Operating Results

Mines Management, Inc. is an exploration stage company with a large silver-copper project, the Montanore Project, located in northwestern Montana.  The Company continues to expense all of its expenditures with the exception of equipment and infrastructure, which are capitalized.   The Company has no revenues from mining operations.  Financial results of operations include primarily interest income, general and administrative expenses, permitting, project advancement and engineering expenses.

Quarter Ended June 30, 2008

The Company reported a net loss for the quarter ended June 30, 2008 of $2.6 million, or $0.11 per share, compared to a net loss of $1.6 million, or $0.09 per share, for the quarter ended June 30, 2007.  The $1.0 million increase in net loss in the second quarter of 2008 is attributable to increases in operating expenses of approximately $1.1 million over the second quarter of 2007, principally in depreciation, legal, accounting, consulting, compensation, environmental, and permitting expenses.  These increases resulted from the addition of new employees, equipment purchases, and depreciation of capitalized costs of infrastructure to support the Company’s advanced exploration and delineation drilling program.  Permitting and environmental costs increased by approximately $0.3 million during the second quarter of 2008 compared to the second quarter of 2007 because of increased activities relating to the EA and submission of the second draft PDEIS.

Six Months Ended June 30, 2008

The Company reported a net loss for the six months ended June 30, 2008 of $4.4 million, or $0.19 per share, versus a loss of $3.4 million or $0.22 per share for the six months ended June 30, 2007.  The $1.0 million increase in net loss in 2008 is largely attributable to increased depreciation of $0.5 million, legal accounting and consulting fees of $0.2 million and compensation increases of $0.5 million, offset by an increase in interest income of $0.2 million in the first six months of 2008 over 2007.  These increases were a result of a full six months of depreciation of the Montanore equipment and site infrastructure delivered and completed in late 2007 and early 2008.  The compensation increase was due to the addition of new employees and stock based compensation for employees and directors for 2008.

Liquidity

During the six months ended June 30, 2008, the net cash used for operating activities was $4.7 million, which consisted largely of permitting and administrative expenses associated with increased activities at the Montanore Project site.  The net cash used in investing activities during the same period was $0.9 million, for procurement of equipment and construction in progress.  For the six months ended June 30, 2008 the net cash from financing activities was $0.8 million from the exercise of employee stock options less $0.2 million of legal fees associated with financing.

The Company anticipates spending approximately $9.6 million from cash and investments on hand during the final two quarters of 2008 for activities and equipment purchases related to the advanced exploration and delineation drilling program and repermitting efforts at the Montanore Project. The total capital and operating expenses for the year to date are approximately $5.0 million below the original forecast for the year because of delays in agency approval of the EA.  The Company believes that it has sufficient working capital for rehabilitation and completion of the Libby adit and commencement of delineation drilling, which are estimated to cost an additional $19.0 million.

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

•                  Geological, technical, permitting, mining and processing problems

•                  The availability, terms, conditions and timing of required governmental permits and approvals, and potential opposition to the majority of permits

•                  Uncertainty regarding future changes in applicable law or implementation of existing law

•                  The availability of experienced employees

•                  The factors discussed under “Risk Factors” in our Form 10-K, for the period ending December 31, 2007.

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

ITEM 4.                                                     CONTROLS AND PROCEDURES

Glenn M. Dobbs, the Company’s President and CEO, and James H. Moore, the Company’s Chief Financial Officer and Treasurer, have evaluated the Company’s disclosure controls and procedures as of June 30, 2008.  Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are designed and were effective as of June 30, 2008 to give reasonable assurances that the information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is also accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer.

There were no changes in the Company’s internal controls or, to the knowledge of the management of the Company, any other changes that materially affect, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.                                                     LEGAL PROCEEDINGS

None.

ITEM 1A.                                            RISK FACTORS

There are no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 2.                                                     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                                                     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                                                     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company’s annual meeting of stockholders, which was held on May 22, 2008, the stockholders of the Company approved the election of Mr. Glenn Dobbs and Mr. Roy Franklin to serve on the Company’s board of directors until the Annual meeting to be held in 2011. Voting results were as follows:

	For	Against	Withheld

Glenn M. Dobbs	13,175,371	0	1,514,310

Roy G. Franklin	14,347,768	0	341,913

The Company’s stockholders also approved the adoption of the Company’s 2007 Equity Incentive Plan.  Voting results were as follows:

	For	Against	Withheld	Non-Votes

Adoption of Plan	4,897,112	1,742,170	54,153	7,996,246

ITEM 5.                                                     OTHER INFORMATION

None.

ITEM 6.                                                     EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C., 1350 (Section 906 of the Sarbanes-Oxley Act)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C., 1350 (Section 906 of the Sarbanes-Oxley Act)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned thereunto duly authorized.

Date: August 11, 2008	By:	/s/ Glenn M. Dobbs
Glenn M. Dobbs
President and Chief Executive Officer

Date: August 11, 2008	By:	/s/ James H. Moore
James H. Moore
Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C., 1350 (Section 906 of the Sarbanes-Oxley Act)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C., 1350 (Section 906 of the Sarbanes-Oxley Act)