Form 10-Q
period 2008-09-30
MINES MANAGEMENT INC
filed 2008-11-10
CIK 66649

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

☒                             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2008.

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

At November 10, 2008, 22,756,848 shares of common stock, par value $0.001 per share, were issued and outstanding.

SEC 1296 (9-05)          Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

MINES MANAGEMENT, INC.

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2008

PART I— FINANCIAL INFORMATION

ITEM 1.                                                     FINANCIAL STATEMENTS (UNAUDITED)

Contents

Page

FINANCIAL STATEMENTS:

Condensed consolidated balance sheets	1

Condensed consolidated statements of operations	2

Condensed consolidated statements of cash flows	3

Notes to condensed consolidated financial statements	4-10

i

Mines Management, Inc. and Subsidiaries

(An Exploration Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2008	December 31, 2007
Assets
CURRENT ASSETS:
Cash and cash equivalents	$18,168,009	$29,743,372
Interest receivable	50,312	80,662
Prepaid expenses and deposits	208,741	130,583
Restricted certificate of deposit	296,187	—
Certificates of deposit	5,000,000	—
Total current assets	23,723,249	29,954,617

PROPERTY AND EQUIPMENT:
Construction in progress	1,920,937	3,092,374
Mine buildings and leasehold improvements	836,454	783,610
Plant and equipment	8,075,220	5,662,485
Office equipment	326,000	297,909
	11,158,611	9,836,378
Less accumulated depreciation	1,196,003	428,693
	9,962,608	9,407,685
OTHER ASSETS:
Restricted certificate of deposit	1,124,055	1,124,055
Certificates of deposit	—	363,166
Available-for-sale securities	2,066,980	132,516
Reclamation deposits	1,184,966	1,184,966
	4,376,001	2,794,703
	$38,061,858	$42,157,005
Liabilities and Stockholders’ Equity
CURRENT LIABILITIES:
Accounts payable	$1,036,564	$1,948,566
Payroll and payroll taxes payable	18,636	23,173
Line of credit	1,815,231	—
Total current liabilities	2,870,431	1,971,739

LONG-TERM LIABILITIES:
Asset retirement obligation	371,669	—
Total liabilities	3,242,100	1,971,739

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock — no par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock — par value $0.001, authorized 100,000,000 shares; issued and outstanding 22,756,848 and 22,236,067 shares as of September 30, 2008 and December 31, 2007, respectively	22,757	22,236
Additional paid-in capital	66,691,231	64,700,129
Accumulated deficit	(1,117,306)	(1,117,306)
Deficit accumulated during the exploration stage	(31,017,391)	(23,541,144)
Accumulated other comprehensive income	240,467	121,351
Total stockholders’ equity	34,819,758	40,185,266
	$38,061,858	$42,157,005

See accompanying notes to condensed consolidated financial statements.

Mines Management, Inc. and Subsidiaries

(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,		From Inception August 12, 2002 Through September 30,
	2008	2007	2008	2007	2008
REVENUE:
Royalties	$3,429	$2,277	$11,756	$4,970	$63,995
OPERATING EXPENSES:
General and administrative	1,208,077	883,852	3,385,212	2,636,412	16,684,306
Technical services	1,452,710	787,202	3,066,341	2,230,702	10,988,420
Depreciation	277,290	82,793	808,675	141,453	1,184,505
Legal, accounting, and consulting	185,609	246,004	645,424	541,015	2,188,039
Fees, filing, and licenses	154,713	148,971	253,419	326,463	1,818,324
Exploration	—	—	—	11,866	165,176
Impairment of mineral properties	—	—	—	—	504,492
Total operating expenses	3,278,399	2,148,822	8,159,071	5,887,911	33,533,262
LOSS FROM OPERATIONS	(3,274,970)	(2,146,545)	(8,147,315)	(5,882,941)	(33,469,267)
OTHER INCOME:
Interest	189,336	407,362	671,068	734,307	2,451,876
NET LOSS	$(3,085,634)	$(1,739,183)	$(7,476,247)	$(5,148,634)	$(31,017,391)
NET LOSS PER SHARE (basic and diluted)	$(0.14)	$(0.09)	$(0.33)	$(0.30)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (basic and diluted)	22,750,841	19,736,067	22,637,961	16,923,168

See accompanying notes to condensed consolidated financial statements.

Mines Management, Inc. and Subsidiaries

(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,		From Inception August 12, 2002 Through September 30,
Increase (Decrease) in Cash and Cash Equivalents	2008	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,476,247)	$(5,148,634)	$(31,017,391)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,420,179	656,120	6,436,034
Stock received for services	—	—	(11,165)
Depreciation	808,675	141,453	1,184,505
Accretion of asset retirement obligation	27,482	—	27,482
Impairment of mineral properties	—	—	504,492
Changes in assets and liabilities:
Interest receivable	30,350	13,745	(50,312)
Prepaid expenses and deposits	(78,158)	(343,500)	(269,152)
Accounts payable	(912,002)	1,360,710	1,036,400
Payroll and payroll taxes payable	(4,537)	9,034	15,456
Net cash used in operating activities	(6,184,258)	(3,311,072)	(22,143,651)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(890,212)	(2,727,225)	(7,581,784)
Proceeds from disposition of property and equipment	33,154	—	35,423
Construction in progress	(162,353)	(1,773,654)	(3,254,727)
(Purchase) sale of certificates of deposit	(4,943,021)	1,768,977	(7,544,297)
Purchase of available-for-sale securities	(1,815,348)	—	(1,815,348)
Increase in mineral properties	—	—	(144,312)
Net cash used in investing activities	(7,777,780)	(2,731,902)	(20,305,045)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable	1,815,231	—	1,815,231
Net proceeds from sales of common stock	571,444	31,585,713	58,754,139
Net cash provided by financing activities	2,386,675	31,585,713	60,569,370
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(11,575,363)	25,542,739	18,120,674
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	29,743,372	743,652	47,335
CASH AND CASH EQUIVALENTS, END OF PERIOD	$18,168,009	$26,286,391	$18,168,009
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Initial measurement of asset retirement obligation	$344,187	—	$344,187

See accompanying notes to condensed consolidated financial statements.

NOTE 1  — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Organization:

Mines Management, Inc. (the Company) is an Idaho corporation incorporated in 1947.  The Company acquires, explores, and develops mineral properties in North America.

Summary of Significant Accounting Policies:

These unaudited interim financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company’s consolidated financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions, which could have a material effect on the reported amounts of the Company’s condensed consolidated financial position and results of operations. Operating results for the three or nine month periods ended September 30, 2008, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2008.

For further information refer to the financial statements and footnotes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

(e)                                  Property and equipment

Property and equipment are stated at cost.  Buildings and leasehold improvements are depreciated on the straight-line basis over an estimated useful life of 39 years.  Machinery and furniture are generally depreciated using accelerated methods over estimated useful lives ranging from 5 to 10 years.

(f)                                    Mining properties, exploration and development costs

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

(g)                                 Asset impairment

The Company evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable.  If the sum of estimated future net cash flows on an undiscounted basis is less than the carrying amount of the related asset grouping, asset impairment is considered to exist.  The related impairment loss is measured by comparing estimated future net cash flows on a discounted basis to the carrying amount of the asset.  Changes in significant assumptions underlying future cash flow estimates may have a material effect on the Company’s financial position and results of operations.  During 2007, the Company identified and recognized an impairment loss as described more fully in note 2.

(h)                                 Asset retirement obligations

The Company has adopted SFAS No. 143, Accounting for Asset Retirement Obligations, which establishes a uniform methodology for accounting for estimated reclamation and abandonment costs.  According to SFAS No. 143, the fair value of a liability for an asset retirement obligation (ARO) will be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  The ARO is capitalized as part of the carrying value of the assets with which it is associated, and depreciated over the useful life of the asset.  The Company has an ARO associated with its underground evaluation program at the Montanore Project, described more fully in note 7.

The Financial Accounting Standards Board (FASB) issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (FIN 47), which clarifies that the term conditional asset retirement obligation as used in SFAS No. 143 refers to a legal obligation to perform an asset retirement activity where the timing or method of settlement is conditional on a future event.  Where the obligation to perform the asset retirement activity is unconditional, even though uncertainty exists about the timing or method of settlement, the entity is required to recognize a liability for the fair value of the conditional retirement obligation if reasonably estimable.  FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate fair value.

(i)                                     Deferred Income Taxes

Deferred income taxes are provided for differences between the basis of assets and liabilities for financial and income tax reporting.  A deferred tax asset, subject to a valuation allowance, is recognized for estimated future tax benefits of tax-basis operating losses being carried forward.

The FASB has issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement standard for the financial statement recognition and measurement of an income tax position taken or expected to be taken in a tax return.  In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.   The Company adopted FIN 48 on January 1, 2007. At September 30, 2008, the provisions of FIN 48 had no effect on the Company’s financial statements.

(j)                                     Stock compensation

The Company measures and records the costs of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, recognized over the period during which an employee is required to provide services in exchange for such award.  Compensation cost is recognized for awards granted and for awards modified, repurchased or cancelled in the period after adoption.  Compensation cost is also recognized for the unvested portion of awards granted prior to adoption.  The Company recognized stock-based compensation of $692,270 and $228,700 for the three month periods ended September 30, 2008 and 2007, respectively.  The Company recognized stock-based compensation of $1,420,179 and $656,120 for the nine month periods ended September 30, 2008 and 2007, respectively.

At September 30, 2008, the Company had three stock option plans, which are described more fully in note 10.

(k)                                  Net loss per share

Basic and diluted loss per share is computed using the weighted average number of shares outstanding during the periods. Stock options and warrants outstanding that are antidilutive are not considered in the computation.

(l)                                     Reclassifications

Certain amounts in the prior-period financial statements have been reclassified for comparative purposes to conform to current period presentation with no effect on total assets or net loss as previously reported.

NOTE 2  — MINING PROPERTIES:

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

NOTE 3  — CONSTRUCTION IN PROGRESS:

Construction has begun on the underground electrical, pumping, and ventilation systems at the Libby adit at the Montanore Project.  The anticipated cost of these projects is expected to total $2,517,000, with approximately $1,500,000 included in construction in progress as of September 30, 2008.

Also included in construction in progress as of September 30, 2008 are approximately $77,000 in costs associated with the construction of a nitrate treatment and removal system at the Montanore Project site.  The estimated total cost of this project is $1,798,000.

NOTE 4  — CERTIFICATES OF DEPOSIT:

The Company owns six $236,707 certificates of deposit for a total of $1,420,842.  These investments mature in 2009 and bear interest at the rate of 4.21%.  The Company purchased a $5,000,000 certificate of deposit in September 2008 which is pledged as security for borrowings incurred in September 2008.  See Note 6.  This certificate matures in September 2009 and bears interest at the rate of 3.54%.  Included with reclamation deposits, the Company has a $1,124,055 certificate of deposit which is pledged as security for a Letter of Credit to the Montana Department of Environmental Quality as a reclamation guarantee for the Montanore expansion evaluation program.  This certificate matures in January 2009 and will automatically renew annually.  It currently bears interest at the rate of 4.5%.

NOTE 5  — AVAILABLE-FOR-SALE SECURITIES:

The following table summarizes the Company’s available-for-sale securities:

	September 30, 2008	December 31, 2007
Cost	$1,826,513	$11,165
Net Unrealized Gains	240,467	121,351
Fair Market Value	$2,066,980	$132,516

Effective January 1, 2008, the Company adopted the provisions of Financial Accounting Standards No. 157, Fair Value Measurements (FAS 157) for the financial assets and liabilities measured at fair value on a recurring basis.  FAS 157 establishes a framework for measuring fair value in the form of a fair value hierarchy which prioritizes inputs into valuation techniques used to measure fair value into three broad levels.  This hierarchy gives the highest priority to quoted prices in active markets (Level 1) and the lowest priority to unobservable inputs (Level 3).  The Company’s available-for-sale securities are classified within Level 1 of the fair value hierarchy.  These securities are comprised of common stocks which have been valued using quoted prices in active markets.

NOTE 6  —LINE OF CREDIT:

In connection with the acquisition of certain investments during September 2008, the Company entered into a line of credit agreement with a credit limit of $5,000,000 bearing interest at a rate equal to the Washington Trust Bank Index Rate.  As of September 30, 2008, the line of credit had an outstanding balance of $1,815,231 and the interest rate was 5.0% per annum.  The line of credit matures on September 17, 2009 and is secured by a $5,000,000 certificate of deposit.

NOTE 7  —ASSET RETIREMENT OBLIGATIONS:

Included in the Company’s construction in progress account is an approximately $344,000 asset related to an asset retirement obligation (ARO) associated with the Company’s underground evaluation program at the Montanore Project.  The ARO resulted from the reclamation and remediation requirements of the Montana Department of Environmental Quality as outlined in the Company’s permit to carry out the evaluation program.

Estimated reclamation costs were discounted using a credit adjusted risk-free interest rate of 4.78% from the time the Company expects to pay the retirement obligation to the time it incurred the obligation, which is estimated at 25 years.  In

May 2008, the Company revised estimated reclamation costs based on additional work completed at the Montanore Project. The following table summarizes activity in the Company’s ARO.

Nine Months Ended September 30, 2008
Balance January 1, 2008	—
Revisions of estimates	$306,013
Accretion expense	18,787
Balance March 31, 2008	324,800
Revision of estimate	38,174
Accretion expense	4,186
Balance June 30, 2008	$367,160
Accretion expense	4,509
Balance September 30, 2008	371,669

NOTE 8  — CONCENTRATION OF CREDIT RISK:

The Company maintains its cash and cash equivalents in one financial institution.  Balances are insured by the Federal Deposit Insurance Corporation up to$250,000.  To date, the Company has not experienced a material loss or lack of access to its invested cash or cash equivalents; however no assurance can be provided that access to the Company’s invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

NOTE 9  — STOCKHOLDERS’ EQUITY:

Common Stock:

In 2003, the Company sold 1,152,007 common shares for $1,267,207 ($1.10 per share).  In connection with the stock sales, the Company granted warrants to purchase up to 1,152,007 common shares at $1.20 per share through two years from the date of issue.  Cumulative warrants exercised relating to this issue were 1,152,007 shares at September 30, 2008 and December 31, 2007, respectively.

In 2004, the Company sold 1,285,000 common shares for $6,425,000 ($5.00 per share).  In connection with the stock sales, the Company granted warrants to purchase up to 511,000 shares of common stock at $7.25 per share through five years from the initial exercise date.  The Company paid a cash finder’s fee of 7% of the gross purchase price received in the offering.  The finder also received 3% warrant compensation, or warrants to purchase 192,750 common shares at $7.25 per share through February 18, 2009.  The warrant exercise price was reduced to $6.00 per share in October 2005, to $5.00 per share in April 2007, and to $4.00 per share in November 2007 in accordance with the anti-dilution provisions of the 2004 warrant agreement. Cumulative warrants exercised relating to this issue at September 30, 2008 and December 31, 2007, were 148,750 and 145,750, respectively.

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

On November 2, 2007, the Company sold 2,500,000 common shares in a private placement at a price of $4.00 per share, resulting in gross proceeds of $10,000,000.  In connection with the stock sale, the Company entered into a Right of First Refusal agreement (the “ROFR”) which grants a twenty-year right of first proposal and a right to match third-party proposals, to purchase all or any portion of silver mined, produced or recovered by the Company in the State of Montana.  The ROFR does not apply to trade sales and spot sales in the ordinary course of business or forward sales, in each case, for which no upfront payment is received by the Company.  During the nine months ended September 30, 2008, the Company paid approximately $241,000 in legal fees directly related to the common stock offering.

Preferred Stock:

The Company has authorized 10,000,000 shares of no par value preferred stock.  Through September 30, 2008, the Company had not issued any preferred stock.

NOTE 10  — STOCK OPTIONS:

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

In November 2007, the Board of Directors adopted, subject to shareholder approval, the 2007 Equity Incentive Plan (the “2007 Plan”), which provides for the issuance of both qualified and nonqualified stock options and restricted shares to directors, employees and consultants of the Company.  Up to 3,000,000 shares of the Company’s authorized but unissued common stock are available for issuance under the 2007 Plan.  On December 17, 2007, the Company issued 750,000 stock options under the 2007 Plan to directors and officers, subject to shareholder approval.  The 2007 Plan was approved by the shareholders on May 22, 2008.  The options are treated as having been issued immediately following stockholder approval of this Plan.

The Company has a policy of re-pricing stock options when the market price of the stock is $1.00 below the exercise price of the outstanding option.  The newly issued option has the same vesting schedule and expiration date as the option that is cancelled.  During 2007, the Company cancelled and reissued 1,670,000 stock options held by 12 employees, including officers and directors.  During 2008, the Company cancelled and reissued 2,036,000 stock options held by 20 employees.   As a result of those actions, the Company recognized additional compensation expense of $523,654 for the nine months ended September 30, 2008 and $462,527 for the year ended December 31, 2007.

A summary of the option activity under the Plans as of September 30, 2008, and changes during the period then ended, is presented below:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2008	2,136,000	$2.68
Granted	10,000	$3.30
Exercised	(520,000)	$1.65
Forfeited or expired	(5,000)	$6.20
Outstanding at March 31, 2008	1,621,000	$3.00
Granted	750,000	$2.99
Outstanding at June 30, 2008	2,371,000	$2.99
Exercised	(100,000)	$1.85
Outstanding at September 30, 2008	2,271,000	$1.75	3.52	$1,736,710
Exercisable at September 30, 2008	1,736,000	$1.63	2.81	$714,860

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Weighted average risk-free interest rate	—	4.38%	2.59%	4.77%
Weighted average volatility	—	58.12%	52.09%	53.39%
Expected dividend yield	—	—	—	—
Weighted average expected life (in years)	—	2.00	2.00	2.00

The total intrinsic value of options exercised during the three month periods ended September 30, 2008 and 2007 was $2,338 and $-0-, respectively.  During the nine months ended September 30, 2008, there were 620,000 stock options exercised with a weighted average exercise price of $1.68.  The intrinsic value of these options upon exercise was $1,313,568.  There were no options exercised during the nine months ended September 30, 2007.

A summary of the status of the Company’s nonvested options as of September 30, 2008, and changes during the period then ended, is presented below:

	Number of Options	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2008	290,000	$1.27
Granted	10,000	$1.12
Vested	(5,000)	$1.12
Nonvested at March 31, 2008	295,000	$1.27
Granted	375,000	$1.42
Vested	(25,000)	$1.35
Nonvested at June 30, 2008	645,000	$1.35
Granted	—	—
Vested	(110,000)	$1.53
Nonvested at September 30, 2008	535,000	$1.32

As of September 30, 2008, there was $431,917 of unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans.  That cost is expected to be recognized over a weighted-average period of less than one year.

Total compensation costs recognized for stock-based employee compensation awards was $672,307 and $228,700 for the three months ended September 30, 2008 and 2007, respectively.  Total compensation costs recognized for stock-based employee compensation awards was $1,349,525 and $649,570 for the nine months ended September 30, 2008 and 2007, respectively,  These costs were included in general and administrative expenses and technical services on the Statement of Operations.  Total costs recognized for stock-based compensation awards for services performed by outside parties was $19,963 and $-0- for the three months ended September 30, 2008 and 2007, respectively.  Total costs recognized for stock-based compensation awards for services performed by outside parties was $70,654 and $6,550 for the nine months ended September 30, 2008 and 2007, respectively.  These costs were included in administrative and technical expenses on the Statement of Operations.  Cash received from options exercised under all share-based payment arrangements during the nine months ended September 30, 2008 and 2007 was $800,000 and $-0-, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Advancing the Montanore Silver-Copper Project continues to be the Company’s main focus.  In addition to its advanced exploration and delineation drilling program, the Company is continuing its repermitting efforts with federal and state agencies and its optimization review of the Project.

Overview

In the third quarter of 2008:

•                  The U. S. Forest Service and the Montana DEQ continued their joint review of the preliminary draft environmental impact statement (PDEIS).

•                  Small Mine Development (SMD), an independent contractor engaged by the Company to assist with the rehabilitation of the Libby Adit, mobilized in late August to assist in the excavation of two sumps and placed them into service as part of the overall dewatering system to clarify water before sending it to the water treatment plant.

•                  The Company maintained a strong cash position with $18.2 million of cash on hand at September 30, 2008.

•                  The Company continued to build its Investor Relations program by increasing retail contacts as well as investment conference attendance during the quarter (3 shows).

The primary cash expenditures for the quarter ended September 30, 2008 were $5.0 million for the purchase of a certificate of deposit, $1.8 million for the purchase of securities, and $1.5 million for operating activities.  Management has reviewed near term spending and implemented a plan to conserve cash where prudent. The Company believes that it has sufficient working capital to complete the rehabilitation of the Libby adit and to commence delineation drilling.

Advanced Exploration and Delineation Drilling Program

Libby operations in the third quarter of 2008 showed progress in implementing the Montanore site water treatment system including constructing two dewatering sumps, continued design work on the nitrate removal system and mobilization of the adit rehabilitation contractor.

Two sumps were excavated and placed into service during the third quarter of 2008.  These sumps consist of two declining drifts approximately 15 ft. x 15 ft. in section and 80 ft. long each.  These sumps are part of the overall dewatering system designed to clarify mine water before sending it to the water treatment plant on the surface.  A suspended platform was constructed and installed in one sump, allowing for personnel access to the sump pumps.  Construction of the sumps allowed a good test of most of the mining equipment that will be used for decline advancement and future mine development.  The jumbo, roof bolter, LHDs and haul trucks were all used to construct the sumps.   Other support equipment saw limited use such as the explosives loading truck and scissor lift truck.

Small Mine Development, our adit rehabilitation contractor, mobilized near the end of August to begin re-bolting of the adit.  As of the end of September, decline rebolting had advanced 558 ft., for a total of 1,531 ft. from the portal.  Advance rates are expected to increase as the contractor gains familiarity with our equipment and develops a systematic approach to the work.  Thus far, the ground conditions appear to be at least as good as expected.  Original projections were to install welded wire mesh on the ribs down approximately 5 ft. from the sill.  After the September advance, it appears that this may not be necessary in most cases.

Dewatering is advancing ahead of the decline rehabilitation at a rate of approximately 350 gallons per minute through the water treatment plant.  With the more consistent flow, the treatment plant is experiencing a few difficulties that were not apparent at the lower flow rates.  These challenges are being addressed as they appear and thus far, none have had an adverse impact on the ability to keep the dewatering ahead of the rehabilitation.

Engineering for the nitrate removal addition to the water treatment system is advancing in accordance with expectations. The current schedule is to have the design completed in early December with construction set to begin in late April or early May 2009.  In accordance with this schedule, the plant is expected to be ready for operation when the EIS is issued next year.

Engineering and geology work continue using existing information.  Geology confirmation mapping is beginning with the advance of the rehabilitation down the decline.  Currently, a system is being developed to evaluate the water producing areas as they are encountered.

Permitting and Environmental

In the third quarter of 2008, the U.S. Forest Service (USFS) and Montana Department of Environmental Quality (MDEQ) continued to conduct its internal review of the preliminary draft environmental impact statement (PDEIS).  In addition, the USFS and MDEQ are expected to finalize their selection of the preferred alternative in November, which may be included in the PDEIS submitted for public review.  The agencies have indicated that the submission of the PDEIS is still on schedule for the fourth quarter of 2008.

The Company continues to provide additional technical data and other support information to the agencies in the preparation of the PDEIS.  In addition, the Company has expanded the 3-dimensional hydrologic model designed to predict water inflow to the mine during the evaluation drilling program to include the full mine project.  This information, when completed, will be submitted to the agencies to be incorporated into the long-term monitoring program for the Montanore Project.

The USFS advised the Company on August 21, 2008 that the environmental assessment (EA) being developed for the underground evaluation program should be terminated and the analysis incorporated into the environmental impact statement (EIS) being prepared for the overall project.  While the company believes that the EA provided adequate analyses to meet regulatory requirements, the company agreed to accept their recommendation.  The State’s approval for the Minor Revision to Permit 150 (Evaluation Program) remains in place, however, the Company continues to construct project infrastructure to support the evaluation drilling program.  The Company does not anticipate any delays to the EIS schedule due to this change.

Financial and Operating Results

Mines Management, Inc. is an exploration stage company with a large silver-copper project, the Montanore Project, located in northwestern Montana.  The Company continues to expense all of its expenditures with the exception of equipment and site infrastructure, which are capitalized.   The Company has no revenues from mining operations.  Financial results of operations include primarily interest income, general and administrative expenses, permitting, project advancement and engineering expenses.

Quarter Ended September 30, 2008

The Company reported a net loss for the quarter ended September 30, 2008 of $3.1 million, or $0.14 per share, compared to a net loss of $1.7 million, or $0.09 per share, for the quarter ended September 30, 2007.  The $1.4 million increase in net loss in the third quarter of 2008 is attributable to increases in operating expenses of approximately $1.1 million over the third quarter of 2007, principally in depreciation, compensation, environmental expenses, and permitting.  These increases resulted from the addition of new employees, depreciation for new equipment received late in 2007.  Permitting and environmental costs increased by approximately $0.6 million during the third quarter of 2008 compared to the third quarter of 2007 because of increased activities relating to the submission of the second draft PDEIS.  Interest income was down $0.2 million for the third quarter 2008 verses 2007 because of lower interest rates and reduced cash on hand.

Nine Months Ended September 30, 2008

The Company reported a net loss for the nine months ended September 30, 2008 of $7.5 million, or $0.33 per share, versus a loss of $5.1 million or $0.30 per share for the nine months ended September 30, 2007.  The $2.4 million increase in net loss in 2008 is largely attributable to increased depreciation of $0.7 million, an increase in legal accounting and consulting fees of $0.1 million, compensation increase of $1.0 million and increased environmental and permitting expenses of $0.5 million.  These increases were a result of a full nine months of depreciation of the Montanore equipment and site infrastructure delivered and completed in late 2007 and early 2008.  Legal fees increased in 2008 because of the increased activity on the EIS for the Montanore Project, primarily responding to Forest Service comments and questions.   The compensation increase was due to the addition of new employees and the payment of stock based compensation for employees and directors for 2008.  Permitting and environmental expenditures are up due to responding to agency comments, report updates, and additional technical studies that are being incorporated into the final PDEIS to be distributed for public comment.

Liquidity

During the nine months ended September 30, 2008, the net cash used for operating activities was $6.2 million, which consisted largely of permitting and administrative expenses associated with increased activities at the Montanore Project site.  The net cash used in investing activities during the nine months was $7.8 million, which was for the purchase of a $5.0 million Certificate of Deposit and an equity investment of $1.8 million and $1.0 million for equipment and construction in progress.  Cash from financing activities included $1.8 million in short term debt, which was a draw down from a $5.0 million line of credit at Washington Trust Bank and $0.6 million from the exercise of stock options by an officer.

The Company anticipates spending approximately $2.9 million from cash and investments on hand during the final quarter of 2008 for maintenance of ongoing water treatment activities and engineering studies relating to site optimization and repermitting efforts at the Montanore Project. The total capital and operating expenses for the year to date are approximately $5.0 million below the original forecast for the year because of delays relating to the issuance of the PDEIS issuance for public comment, which is scheduled to be completed late in the fourth quarter.  The Company believes that it has sufficient working capital for rehabilitation and completion of the Libby adit and commencement of delineation drilling, which are estimated to cost $19.0 million.  Once initial drilling results are in, the company expects to initiate the process of obtaining a bankable feasibility study.

Forward Looking Statements

Some information contained in or incorporated by reference into this report may contain forward looking statements.  These statements include comments regarding further exploration and evaluation of the Montanore Project, including planned dewatering, rehabilitation and extension of the Libby Adit, drilling activities, feasibility determination, engineering studies, environmental and permitting requirements, process and timing; financing needs; planned expenditures in 2008; potential completion of a bankable feasibility study; and the markets for silver and copper.  The use of any of the words “development”, “anticipate”, “continues”, “estimate”, “expect”, “may”, “project”, “should”, “believe”, and similar expressions are intended to identify uncertainties.  The Company believes the expectations reflected in those forward looking statements are reasonable.  However, the Company cannot assure that the expectations will prove to be correct.  Actual results could differ materially from those anticipated in these forward looking statements as a result of the factors set forth below and other factors set forth and incorporated by reference into this report:

•                  Worldwide economic and political events including those affecting the supply of and demand for silver and copper, and the availability and cost of financing for mining projects

•                  Volatility in the market price for silver and copper

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

Glenn M. Dobbs, the Company’s President and CEO, and James H. Moore, the Company’s Chief Financial Officer and Treasurer, have evaluated the Company’s disclosure controls and procedures as of September 30, 2008.  Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are designed and were effective as of September 30, 2008 to give reasonable assurances that the information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is also accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer.

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

Date: November 10, 2008	By:	/s/ Glenn M. Dobbs
Glenn M. Dobbs
President and Chief Executive Officer

Date: November 10, 2008	By:	/s/ James H. Moore
James H. Moore
Chief Financial Officer