Form 10-Q/A
period 2008-09-30
MINES MANAGEMENT INC
filed 2008-11-19
CIK 66649

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

Mines Management, Inc. (the “Company”) is filing this Form 10-Q/A to amend its quarterly report on Form 10-Q for the period ended September 30, 2008 by correcting the amounts attributable to the Company’s restricted and unrestricted certificates of deposit in the Company’s condensed consolidated balance sheet, and by clarifying certain information in Notes 3, 4 and 7 to its condensed consolidated financial statements pertaining to the Company’s asset retirement obligation.

While certain other typographical errors made in the original Form 10-Q have also been corrected, this Form 10-Q/A has not been updated to reflect changes occurring after the filing date of the original Form 10-Q.

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

i

Mines Management, Inc. and Subsidiaries

(An Exploration Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2008	December 31, 2007
Assets
CURRENT ASSETS:
Cash and cash equivalents	$18,168,009	$29,743,372
Interest receivable	50,312	80,662
Prepaid expenses and deposits	208,741	130,583
Restricted certificate of deposit	5,000,000	—
Certificates of deposit	1,420,242	—
Total current assets	24,847,304	29,954,617

PROPERTY AND EQUIPMENT:
Construction in progress	1,920,937	3,092,374
Mine buildings and leasehold improvements	836,454	783,610
Plant and equipment	8,075,220	5,662,485
Office equipment	326,000	297,909
	11,158,611	9,836,378
Less accumulated depreciation	1,196,003	428,693
	9,962,608	9,407,685
OTHER ASSETS:
Certificates of deposit	—	1,477,221
Available-for-sale securities	2,066,980	132,516
Reclamation deposits	1,184,966	1,184,966
	3,251,946	2,794,703
	$38,061,858	$42,157,005
Liabilities and Stockholders’ Equity
CURRENT LIABILITIES:
Accounts payable	$1,036,564	$1,948,566
Payroll and payroll taxes payable	18,636	23,173
Line of credit	1,815,231	—
Total current liabilities	2,870,431	1,971,739

LONG-TERM LIABILITIES:
Asset retirement obligation	371,669	—
Total liabilities	3,242,100	1,971,739

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock — no par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock — par value $0.001, authorized 100,000,000 shares; issued and outstanding 22,756,848 and 22,236,067 shares as of September 30, 2008 and December 31, 2007, respectively	22,757	22,236
Additional paid-in capital	66,691,231	64,700,129
Accumulated deficit	(1,117,306)	(1,117,306)
Deficit accumulated during the exploration stage	(31,017,391)	(23,541,144)
Accumulated other comprehensive income	240,467	121,351
Total stockholders’ equity	34,819,758	40,185,266
	$38,061,858	$42,157,005

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

Included in the Company’s construction in progress account is an asset of approximately $344,000 related to an asset retirement obligation associated with the Company’s underground evaluation program at the Montanore Project, as further described in Note 7.

NOTE 4  — CERTIFICATES OF DEPOSIT:

The Company owns six $236,707 certificates of deposit for a total of $1,420,242.  These investments mature in 2009 and bear interest at the rate of 4.21%.  Included in reclamation deposits is a $1,124,055 certificate of deposit which is pledged as security for a Letter of Credit to the Montana Department of Environmental Quality as a reclamation guarantee for the Montanore expansion evaluation program.  This certificate matures in January 2009 and will automatically renew annually.  It currently bears interest at the rate of 4.5%.  The Company purchased a $5,000,000 certificate of deposit in September 2008 which is pledged as security for borrowings incurred in September 2008.  See Note 6.  This certificate matures in September 2009 and bears interest at the rate of 3.54%.

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

NOTE 7  —ASSET RETIREMENT OBLIGATIONS:

The Company has an asset retirement obligation (ARO) associated with its underground evaluation program at the Montanore Project.  The ARO resulted from the reclamation and remediation requirements of the Montana Department of Environmental Quality as outlined in the Company’s permit to carry out the evaluation program.

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

•                  The Company maintained a strong cash position with $19.6 million of unrestricted cash and certificates of deposit on hand at September 30, 2008.

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

Quarter Ended September 30, 2008

The Company reported a net loss for the quarter ended September 30, 2008 of $3.1 million, or $0.14 per share, compared to a net loss of $1.7 million, or $0.09 per share, for the quarter ended September 30, 2007.  The $1.4 million increase in net loss in the third quarter of 2008 is attributable to increases in operating expenses of approximately $1.1 million over the third quarter of 2007, principally in depreciation, compensation, environmental expenses, and permitting.  These increases resulted from the addition of new employees and depreciation for new equipment received late in 2007.  Permitting and environmental costs increased by approximately $0.6 million during the third quarter of 2008 compared to the third quarter of 2007 because of increased activities relating to the submission of the second draft PDEIS.  Interest income was down $0.2 million for the third quarter 2008 verses 2007 because of lower interest rates and reduced cash on hand.

Nine Months Ended September 30, 2008

The Company reported a net loss for the nine months ended September 30, 2008 of $7.5 million, or $0.33 per share, versus a loss of $5.1 million or $0.30 per share for the nine months ended September 30, 2007.  The $2.4 million increase in net loss in 2008 is largely attributable to increased depreciation of $0.7 million, an increase in legal accounting and consulting fees of $0.1 million, compensation increase of $1.1 million and increased environmental and permitting expenses of $0.5 million.  These increases were a result of a full nine months of depreciation of the Montanore equipment and site infrastructure delivered and completed in late 2007 and early 2008.  Legal fees increased in 2008 because of the increased activity on the EIS for the Montanore Project, primarily responding to Forest Service comments and questions.   The compensation increase was due to the addition of new employees and the payment of stock based compensation for employees and directors for 2008.  Permitting and environmental expenditures are up due to responding to agency comments, report updates, and additional technical studies that are being incorporated into the final PDEIS to be distributed for public comment.

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

Date: November 18, 2008	By:	/s/ Glenn M. Dobbs
Glenn M. Dobbs
President and Chief Executive Officer

Date: November 18, 2008	By:	/s/ James H. Moore
James H. Moore
Chief Financial Officer