Form 10-K
period 2008-12-31
MINES MANAGEMENT INC
filed 2009-03-16
CIK 66649

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-32047

MINES MANAGEMENT, INC.
(Exact Name of Registrant as Specified in its Charter)

Idaho (State of Incorporation or Organization)	91-0538859 (I.R.S. Employer Identification No.)
905 W. Riverside Avenue, Suite 311 Spokane, Washington (Address of principal executive office)	99201 (Zip Code)

(509) 838-6050
(Registrant's telephone number, including area code)

         Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value	NYSE Alternext US

         Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated Filer ☐	Accelerated Filer ☒	Non-accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2008, was approximately $51.9 million based on the closing price of the Common Stock on the NYSE Alternext US of $2.78 per share. The number of shares of our common stock outstanding as of March 12, 2009 was 22,756,848.

         Certain information required for Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference to the Registrant's Definitive Proxy Statement for the 2009 Annual Meeting of Stockholders to be filed no later than April 30, 2009.

FORWARD LOOKING STATEMENTS

        Some information contained in or incorporated by reference into this report may contain forward looking statements as defined in the Private Securities Litigation Reform Act of 1995. These statements include comments regarding further exploration and evaluation of the Montanore Project, including planned rehabilitation and extension of the Libby adit, drilling activities, feasibility determination, engineering studies, environmental and permitting requirements, process and timing, and estimates of mineralized material and measured, indicated and inferred resources; financing needs; the markets for silver and copper; planned expenditures in 2009 and 2010; and potential completion of a bankable feasibility study. The use of any of the words "anticipate," "estimate," "expect," "may," "project," "should," "believe," and similar expressions are intended to identify uncertainties. We believe the expectations reflected in those forward looking statements are reasonable. However, we cannot assure that the expectations will prove to be correct. Actual results could differ materially from those anticipated in these forward looking statements as a result of the factors set forth below and other factors set forth and incorporated by reference into this report:

  •
  Worldwide economic and political events affecting the supply of and demand for silver and copper, and the availability and cost of financing for mining projects

  •
  Volatility in the market price for silver and copper

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

  •
  Uncertainty regarding future changes in applicable law or implementation of existing law

  •
  The availability of experienced employees

  •
  The factors discussed under "Risk Factors" in this Annual Report on Form 10-K for the period ending December 31, 2008.

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

        The definitions for each reporting standard are presented below with supplementary explanation and descriptions of the parallels and differences.

Mineralized material(1)	The term "mineralized material" refers to material that is not included in reserves as it does not meet all of the criteria for adequate demonstration of economic or legal extraction.
Reserves	The term "reserves" refers to that part of a mineral deposit which could be economically and legally extracted or produced.
Non-reserves	The term "non-reserves" refers to mineralized material that is not included in reserves as it does not meet all of the criteria for adequate demonstration of economic or legal extraction.
Exploration stage	An "exploration stage" prospect is one which is not in either the development or production stage.
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
Additional Definitions
Adit	A horizontal tunnel or drive, open to the surface at one end, which is used as an entrance to a mine.
Axis	Intersection of the axial plane of a fold with a particular bed; axial line.

Bankable feasibility study	A comprehensive study of a mineral deposit in which all geological, engineering, legal, operating, economic, social, environmental and other relevant factors are considered in sufficient detail that it could reasonably serve as the basis for a final decision by a financial institution to finance the development of the deposit for mineral production.
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
Patented mining claim
A patented mining claim is one for which the federal government of the United States has passed its title to the claimant, making it private land. A person may mine and remove minerals from a mining claim without a mineral patent. However, a mineral patent gives the owner exclusive title to the locatable minerals. It also gives the owner title to the surface and other resources.
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
Unpatented mining claim
A parcel of property located on federal lands pursuant to the General Mining Law of 1872 and the requirements of the state in which the unpatented claim is located, the paramount title of which remains with the federal government of the United States. The holder of a valid, unpatented lode-mining claim is granted certain rights including the right to explore and mine such claim under the U.S. General Mining Law.
Vein	A mineralized zone having a more or less regular development in length, width and depth, which clearly separates it from neighboring rock.

(1)
This category is substantially equivalent to the combined categories of measured and indicated mineral resources specified in NI 43-101.

(2)
Industry Guide 7 does not require designation of a qualified person.

PART I

ITEM 1.    BUSINESS

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

Our Properties

The Montanore Project

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

        Also, in the fourth quarter of 2006, we purchased a site generator and erected a warehouse building at the Libby adit site, along with an office and employee change facility. We established a $1.124 million stand-by letter of credit in early January 2007 to satisfy reclamation bonding requirements related to our planned exploration at the Libby adit.

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

  •
  Sandvik Toro 7 LHD

  •
  Sandvik Toro 40 Haul Dump Truck—Two Units

  •
  Robolt 5 Bolter

  •
  Axers Boom Jumbo Drill

  •
  Telehandler JLG

  •
  2007 Kawasaki Mule ATB Diesel

  •
  Teledyne Scissor Lift

  •
  Getman Lube Fuel Truck

  •
  Getman Scaler

  •
  Getman Scissor Lift

  •
  Caterpillar 950 Loader

  •
  Caterpillar 420E Backhoe

  •
  Caterpillar 225 KW Generators—Three

        In 2008, we continued the testing and installation of the adit dewatering system in preparation for the planned 3,000 foot extension and initiation of the drilling program. Other preparations for the commencement of drifting and delineation drilling included the retention of Small Mines Development, which will manage the adit advancement and the drilling program, engineering for a new nitrate circuit addition to the water treatment facility and installation of the initial sumps and pumping system, consisting of two declining drifts approximately 15 × 15 in section and 80 feet long each. Two sumps were placed into service during the third quarter of 2008. These sumps are part of the overall dewatering system designed to clarify water from the adit before sending it to the water treatment plant on the surface. Construction of the sumps allowed us to test most of the mining equipment that will be used during the adit advancement and future development activities. The jumbo, roof bolter, LHD's, and haul trucks were all used to construct the sumps. Other support equipment saw limited use, such as the explosives loading truck and scissor lift truck.

        Engineering and geology work continued during 2008. Geology confirmation mapping is beginning with the adit rehabilitation work down the decline. Currently, a system is being developed to evaluate the water producing areas as they are encountered. Ongoing optimization and trade-off studies will help prepare assumptions that will be used in development of the final feasibility study.

        The progress of the planned underground evaluation drilling program has been set back approximately six months as a result of the delayed review and approval process of the required environmental assessment (EA) looking at road use during the drilling program. The EA is contained within our draft Environmental Impact Statement (EIS). The draft EIS was jointly issued by the U.S. Forest Service and the Montana Department of Environmental Quality on February 27, 2009. We expect that the final EIS, including the EA, will be complete in mid to late 2009.

        2009 Objectives

  •
  Finalize the exploration drilling station layout and the initial Phase I core drilling program 25,000 foot

  •
  Issuance by the U.S. Forest Service and the Montana Department of Environmental Quality of the final Environmental Impact Statement

  •
  Complete construction of the nitrate circuit for the water treatment plant

  •
  Develop financing initiatives for Phase II delineation drilling and for the bankable feasibility study

  •
  Award contract and commence preparation of a bankable feasibility study

Other Properties

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

Employees

        As of March 13, 2009, the Company had seven employees located in Spokane, Washington and eleven employees in Libby, Montana. The Company plans to add additional engineering, geological, and operating staff at Libby as the development of our Montanore Project progresses. Outside consultants and contractors are engaged to perform tasks involved in re-permitting the Montanore Project and advancing the adit rehabilitation and drifting. The Company expects to continue to rely on consultants to provide these services in the immediate future.

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

Available Information

        We maintain a link to investor relations information on our website, www.minesmanagement.com, where we make available, free of charge, our Securities and Exchange Commission (SEC) filings, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our website and the information contained on or connected to our website is not incorporated by reference herein and our web address is included as an inactive textual reference only.

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

        As an exploration company that has no production history, we have incurred losses since our inception and we expect to continue to incur additional losses for at least the next three years. As of December 31, 2008, we had a deficit accumulated during the exploration stage of $33.8 million. There can be no assurance that we will achieve or sustain profitability in the future.

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

        If our exploration efforts at Montanore are successful, our current estimates indicate that we would be required to raise approximately $415 million in external financing to develop and construct the Montanore Project. Sources of external financing could include bank borrowings and debt and equity offerings, but financing has become significantly more difficult to obtain in the current market environment. The failure to obtain financing would have a material adverse effect on our growth strategy and our results of operations and financial condition. There can be no assurance that we will commence production at Montanore or generate sufficient revenues to meet our obligations as they become due or obtain necessary financing on acceptable terms, if at all, and we may not be able to secure the financing necessary to begin or sustain production at the Montanore Project. In addition, should we incur significant losses in future periods, we may be unable to continue as a going concern, and realization of assets and settlement of liabilities in other than the normal course of business may be at amounts significantly different than those included in this Annual Report on Form 10-K.

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

        The duration and success of our efforts to re-permit are contingent upon many variables not within our control. There can be no assurance that we will obtain all necessary permits and, if obtained, that the permitting costs involved will not exceed those that had been previously estimated. It is possible that the costs and delays associated with the compliance with such standards and regulations could become such that we would not proceed with the further exploration, development or operation of a mine or mines at the Montanore Project.

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

  •
  speculative activities;

  •
  expectations for inflation; and

  •
  political and economic conditions.

        The aggregate effect of these factors on metals prices is impossible for us to predict. Decreases in metals prices could adversely affect our ability to finance, the exploration and development of our properties, which would have a material adverse effect on our financial condition and results of operations and cash flows. There can be no assurance that metals prices will not decline. During the five-year period ended December 31, 2008, the high and low settlement prices for silver and copper were $20.92 and $6.39 per ounce and $4.07 and $1.06 per pound, respectively.

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

        Our common stock is listed on the NYSE Alternext US and the Toronto Stock Exchange (TSX).

        Securities of small-cap companies such as ours have experienced substantial volatility in the past, often based on factors unrelated to the financial performance or prospects of the companies involved. These factors include macroeconomic developments in North America and globally and market perceptions of the attractiveness of particular industries. This volatility has been exacerbated in the latter half of 2008 because of global economic disruptions. Our share price is also likely to be significantly affected by short-term changes in silver and copper prices or in our financial condition or results of operations as reflected in our quarterly earnings reports. Other factors unrelated to our performance that could have an effect on the price of our common stock include the following:

  •
  the extent of analytical coverage available to investors concerning our business is limited because investment banks with research capabilities do not follow our securities;

  •
  the trading volume and general market interest in our securities could affect an investor's ability to trade significant numbers of shares of our common stock;

  •
  the relatively small size of the public float will limit the ability of some institutions to invest in our securities; and

  •
  a substantial decline in our stock price that persists for a significant period of time could cause our securities to be delisted from the NYSE Alternext US and the TSX, further reducing market liquidity.

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

        As of March 12, 2009, we had 22,756,848 shares outstanding. As of that date, there were (i) options outstanding to purchase up to 2,258,000 shares of common stock at exercise prices ranging from $0.99 to $5.70 per share and (ii) warrants outstanding to purchase 5,300,784 shares at exercise prices ranging from $4.00 to $5.75 per share. We have customarily repriced stock options when the exercise price falls $1.00 or more below the prevailing market price of our common stock. 2,587,000 additional shares of common stock are available for issuance under our stock option plans. If we issue additional options or warrants, or if currently outstanding options or warrants to purchase our common stock are exercised, the investments of our shareholders would be further diluted. In addition, the potential for exercise of a significant number of options and warrants can have a depressive effect on the market price for our common stock.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    DESCRIPTION OF PROPERTIES

        The significant properties in which the Company has an interest are described below.

Montanore Property

        The Montanore Project is located in Sanders and Lincoln Counties in northwestern Montana and consists of two federal patented mining claims and approximately 1,059 unpatented lode mining claims and mill sites. The unpatented lode claims and mill sites are owned by the Company and are held subject to a $125 per claim annual payment to the federal government.

        The Company's ownership of the Montanore deposit stems primarily from its ownership of two patented mining claims, identified as HR 133 and HR 134, which cover the surface outcrop or "apex" of the gently dipping mineralized beds. According to U.S. mining law, the holders of claims covering the apex of a dipping, tabular deposit own the minerals to depth, even if the deposit passes from beneath the apex claim. For the Company's claims at Montanore, these "extralateral rights" have been confirmed by the U.S. Secretaries of Agriculture and Interior and upheld in U.S. District Court. In addition to the patented apex claims, the Company owns unpatented claims located along the fault which bounds the southwestern margin of the deposit and extends outside of the western border of the Cabinet Wilderness Area.

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

        On May 31, 2006, we acquired Hard Rock Operating Permit 150 that covers certain exploration activities and the Montana Pollution Discharge Elimination System (MPDES) water discharge permit for the Montanore Project and title to properties providing access to the portal of the Libby adit. The 14,000 foot Libby adit was constructed in the early 1990s by previous operators. The adit stops approximately 2,000 feet short of the deposit. Prior to our activity in 2006, there were no plant, equipment, subsurface improvements or equipment other than the Libby adit, which was plugged and in reclamation. During the third quarter of 2006, the Company reopened the adit and completed initial water testing to determine the treatment method for water discharged from the adit. The necessary permit revisions were received in November 2006 to undertake a planned $40 million underground evaluation drilling program over the next two years. Also in the fourth quarter of 2006, we purchased a site generator and erected a warehouse building at the Libby adit site, along with an office and employee change facility. We established a $1.124 million stand-by letter of credit in early January 2007 to satisfy reclamation bonding requirements related to our planned exploration at the Libby adit. During 2008, we added six additional staff, purchased equipment, and completed the design, procurement, erection and start-up of a water treatment plant to support our planned underground exploration activities. Power for the planned evaluation drilling program will be provided by three on-site Cummins 800 KW generators. The Company owns water rights associated with the Montanore property that it believes will be sufficient for proposed mining activities.

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

        Non-Reserves Reported in Canada.    In accordance with Canada's National Instrument 43-101, the estimate of resources at Montanore as set forth below was prepared by MDA. Steve Ristorcelli, R.P. Geo., C.P.G., and David C. Fitch, C.P.G., acting on behalf of MDA, are the qualified persons under Canada's National Instrument 43-101 for this resource estimate. The technical report containing this estimate can be accessed in its entirety at www.sedar.com.

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

History

        In 2002, Noranda notified us that it was abandoning its rights to the project. Under the terms of its claim lease agreement with Newhi, Inc., Noranda was required to quitclaim to us any claims owned by Noranda that overlapped the original Heidelberg claims. As the newly patented apex claims were overlapping, Noranda deeded these claims to Newhi in August 2002. In December 2002, Noranda transferred to us approximately 63,000 feet of drill core and all geologic, environmental, and engineering data generated during its 14 year management of the project. The mineral rights we acquired are subject to a $0.20 per ton royalty, and a 5% net profits royalty which would commence after the operator has recovered all of its exploration and development costs. On October 18, 2007, the Company agreed to purchase the net profits royalty from Montana Reserves Company (MRC) for $500,000 and the dismissal with prejudice of all claims made by MRC against the Company.

        The Company resubmitted its plan of operation and hard rock mine operating permit application for the Montanore project to the U.S. Forest Service and Montana Department of Environmental Quality (MDEQ) at the end of December 2004. See "—Permitting and Environmental" for an update on the status of permitting.

        We are conducting an extensive optimization review and feasibility study of the Montanore Project in order to update the potential mine plan and to determine the optimal rates of production. We have spent an estimated $17.7 million on the Montanore property since acquiring it, primarily on the re-permitting process, a pre-feasibility study, exploration and an additional $139,000 per year in property holding costs. We estimate expenditures of at least $14.0 million in 2009 in connection with the continued permitting, engineering, exploration and preparation for and commencement of the underground evaluation drilling program.

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

        In 2007, as part of the advanced exploration and delineation drilling program at Montanore, we completed the construction on and startup of a water treatment facility. In 2008 we continued to install and test the underground water pumping stations and sumps. We plan to dewater and rehabilitate the Libby adit in early 2009 and then advance the adit approximately 3,000 feet towards the middle of the deposit. An additional 10,000 feet of development drifting will be necessary to provide drill access. Once the drifting is underway, we expect to undertake delineation diamond core drilling of approximately 50 holes totaling approximately 45,000 feet. The objectives of our underground evaluation program are to:

  •
  expand the known higher grade intercepts of the Montanore deposit;

  •
  develop additional information about the deposit;

  •
  further assess and define the mineralized zone; and

  •
  provide additional geotechnical, hydrological and other data.

  Stage 1—Dewatering and Adit Rehabilitation

        With the exception of the first 600 feet, the length of the Libby adit contains water. During the first stage of the evaluation drilling program, we plan to dewater the adit, and treat the discharged water using ultra-filtration and possibly chemical pre-treatment so that discharged water, both during the dewatering process as well as during development of the adit and drilling program, meets Montana's water quality standards. We completed the pilot scale tests of the water treatment plant in November 2007. We have started the initial preparation for the dewatering of the adit including installation of sumps and pumping stations.

        As dewatering begins, we plan to rehabilitate the adit, which we anticipate to involve, among other activities, scaling the walls, installing new roof bolts and extending electricity, ventilation and dewatering infrastructure into the adit. We estimate that Stage 1 activities will cost approximately $7.3 million. Through December 31, 2008, $0.7 million had been spent on Stage I activities.

  Stage 2—Advancement of Adit, Drifting and Establishment of Drill Stations

        Once rehabilitation is complete, expected by the fourth quarter of 2009, we plan to advance the adit approximately 3,000 feet towards the middle of the deposit. Following the advancement of the adit, we expect to commence 10,000 feet of development drifting, which will be necessary to provide drill access. Once drifting is underway we will also begin to establish drill stations. The process of drifting and the establishment of drill stations will continue throughout the remainder of the program. We expect that Stage 2 will cost approximately $7.5 million.

  Stage 3—Phase I Delineation Drilling

        In Stage 3 of the advanced exploration and delineation drilling program, we expect to commence approximately 20,000 feet of delineation diamond core drilling. We expect to spend approximately $0.5 million on Phase I delineation drilling. We also expect to spend approximately $12.7 million during Stages 1, 2 and 3 on site operating and capital costs, optimization studies and general corporate support. The Company has spent $2.6 million as of December 31, 2008 on site operating and capital costs, optimization studies and general corporate support.

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

        We are currently doing trade off studies, reviewing the geology, and performing initial engineering reviews to improve our estimates of the projected costs and schedule for the four stages of the program.

Permitting and Environmental

  Permitting of the Advanced Exploration and Delineation Drilling Program

        In 2006, we acquired the property providing access to the portal of the Libby adit and two permits: Hard Rock Operating Permit 150 that covers certain exploration activities and the Montana Pollution Discharge Elimination System (MPDES) water discharge permit for the Montanore Project. With minor revisions completed in 2006, these permits allow us to proceed with our planned advanced exploration and delineation drilling program, including adit rehabilitation, dewatering and extension, drifting and establishment of drill stations, and drilling activities. In mid-2007, we were advised by the U.S. Forest Service that we would be required to submit an environmental assessment (EA) covering our proposed road use during the program. The EA was submitted in August 2007. Pending approval, we were issued a temporary use permit to provide site access. Using this permit, the Company continues to construct project infrastructure to support the evaluation drilling program. The USFS advised the Company on August 21, 2008 that the EA being developed for the underground evaluation program should be terminated and the analysis incorporated into the environmental impact statement (EIS) being prepared for the overall project. While the Company believes that the EA provided adequate analyses to meet regulatory requirements, the Company accepted the recommendation. The Company does not anticipate any delays to the EIS schedule due to this change. The draft EIS was issued for public review on February 27, 2009.

  Permitting of the Montanore Project

        In order to advance the Montanore Project past the exploration stage, we must obtain project approval from the U.S. Forest Service (USFS) and the State of Montana Department of Environmental Quality (DEQ) and final permits. The USFS and the DEQ are undertaking a joint review of the Montanore Project, a process that typically takes several years.

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

        In early January 2008, we received a clarification letter from the DEQ confirming that Hard Rock Operating Permit 150 issued in 1993 was transferred with the acquisition of Noranda Mineral Corporation in May 2006 to the Company. The DEQ asked that the Company withdraw its plan of operations and permit application (submitted in 2004) and instead submit proposal amendments and update the existing permit. We submitted the revised plan in March 2008.

        A central element of the federal and state project review process is the completion of a thorough environmental review process, which will be documented in a joint Environmental Impact Statement (EIS). As an integral part of drafting the EIS, the USFS is required under the Endangered Species Act to complete a biological assessment and initiate a consultation with the U.S. Fish and Wildlife Service for the purpose of issuing a biological opinion addressing the impact of the project on threatened and endangered species, including grizzly bear, lynx and bull trout. The USFS and DEQ completed the draft EIS, which, together with the draft permits, were provided to the public for review and comment on February 27, 2009. The agencies may consider public comments in preparing the final EIS and final permits. If the public review process is successfully completed, the agencies will proceed to determine the form of the final EIS and permits and will issue a joint Record of Decision setting forth their decisions on our proposed plan of operations and hard rock mining program. Following issuance of the Record of Decision, if favorable, and the favorable resolution of any appeals or legal challenges to the Record of Decision, we would receive the required permits and finalize the Montanore Project Plan of Operation based on the results of the completed agency review.

CANADA
BOUNDARY COUNTY
LINCOLN COUNTY
93
2
BONNER COUNTY
Kootenai
River
37
TROY
LIBBY
IDAHO
MONTANA
56
CABINET
WILDERNESS
LINCOLN COUNTY
FLATHEAD COUNTY
KALISPELL
MONTANORE
PROJECT
200
2
Clark Fork
NOXON
OREBODY
LINCOLN COUNTY
SANDERS COUNTY
SANDERS COUNTY
SHOSHONE COUNTY
River
SOURCES: MONTANA STATE, MONTANORE PROJECT 1992 EIS
0
15 MILE
N
S
W
E
PROJECT
AREA
CANADA
WA
MONTANA
OR
IDAHO
WY

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

        No matter was submitted during the fourth quarter of 2008 to a vote of security holders.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

        Our common stock commenced trading on AMEX (now the NYSE Alternext US) under the symbol, "MGN," on March 24, 2004. On January 10, 2006, the Company's common stock began trading on the Toronto Stock Exchange under the symbol "MGT."

        The following table shows the high and low closing sales prices for our common stock for each quarter since January 1, 2007. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. On March 11, 2009, the closing price of the Company's common stock was $1.67 on the NYSE Alternext US and Cdn$2.13 on TSX.

	AMEX ($)		TSX (Cdn$)
Fiscal Year	High	Low	High	Low
2008:
First Quarter	$4.39	$3.21	$4.35	$3.32
Second Quarter	$3.87	$2.64	$3.93	$2.75
Third Quarter	$3.25	$1.29	$3.29	$1.14
Fourth Quarter	$1.79	$0.57	$1.90	$0.70
2007:
First Quarter	$6.44	$4.53	$7.50	$5.11
Second Quarter	$5.33	$3.33	$6.10	$3.52
Third Quarter	$4.12	$2.82	$4.25	$2.94
Fourth Quarter	$4.80	$2.99	$4.49	$3.01

        As of March 11, 2008 there were 718 shareholders of record of our common stock and approximately 4,183 additional shareholders whose shares are held through brokerage firms or other institutions.

        We have never paid dividends and any future decision as to the payment of dividends will be at the discretion of our board of directors and will depend upon our earnings, receipt of dividends from our subsidiaries, financial position, capital requirements, plans for expansion and such other factors as our board of directors deems relevant.

Performance Graph

        The following graph compares the yearly cumulative total shareholders return on common stock of the Company since December 31, 2003, with the cumulative total return over the same period for the Russell Microcap 1000 Index and the XAU Gold and Silver Index.

        Pursuant to the rules and regulations set forth by the SEC, the comparison assumes $100 was invested on December 31, 2003 in the Company's common stock and in each of the indices.

        Historic stock price is not indicative of future stock price performance. This performance graph shall not be deemed to be "soliciting material" or to be "filed" under either the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

	Russell Microcap 1000 Index	XAU Gold & Silver Index	Mines Management, Inc.
12/31/08	$71.52	$113.79	$18.80
12/31/07	$120.50	$159.24	$51.13
12/31/06	$132.41	$130.70	$75.04
12/31/05	$114.75	$117.63	$105.56
12/31/04	$113.06	$91.28	$63.46

Securities Authorized for Issuance Under Equity Compensation Plans

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a)) (c)
Equity compensation plans approved by shareholders	2,271,000	$1.37	2,574,000
Equity compensation plans not approved by shareholders	—	—	—
Total	2,271,000	$1.37	2,574,000

ITEM 6.    SELECTED FINANCIAL DATA

        The selected financial data of Mines Management, Inc. for the years ended December 31, 2008, December 31, 2007, December 31, 2006, December 31, 2005 and December 31, 2004 are derived from audited financial statements. This table should be read in conjunction with the Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

	Years Ended December 31,
	2008	2007	2006	2005	2004
Statement of Operations:
Revenues	$18,108	$10,740	$13,130	$11,282	$8,604
Operating Expenses	$(11,143,450)	$(9,457,750)	$(6,293,164)	$(5,448,169)	$(2,652,056)

Loss from Operations	$(11,125,342)	$(9,447,010)	$(6,280,034)	$(5,436,887)	$(2,643,452)
Other Income	$818,705	$1,113,944	$296,489	$226,877	$127,383

Net Loss	$(10,306,637)	$(8,333,066)	$(5,983,545)	$(5,210,010)	$(2,516,069)
Net Loss per Share of Common Stock	$(0.45)	$(0.46)	$(0.47)	$(0.45)	$(0.26)
Weighted Average Shares of Common Stock Outstanding	22,667,845	18,015,734	12,781,827	11,461,043	9,745,097
Cash Flow Data:
Cash Flows from Financing Activities	$2,386,675	$41,497,286	$1,513,750	$6,686,520	$6,448,010
Cash Flows from Operating Activities	$(8,875,274)	$(5,073,977)	$(4,858,322)	$(4,178,761)	$(1,217,131)
Cash Flows from Investing Activities	$(7,806,614)	$(7,423,589)	$(560,070)	$(284,460)	$(3,088,521)

	At December 31,
	2008	2007	2006	2005	2004
Balance Sheet Data:
Total Assets	$33,240,231	$42,157,005	$6,330,468	$9,673,157	$7,135,017
Total Liabilities	$2,811,337	$1,971,739	$307,614	$171,101	$114,984
Shareholders Equity	$30,428,894	$40,185,266	$6,022,854	$9,502,056	$7,020,033

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

        The following discussion and analysis is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes ("Notes").

Overview

2008 Highlights

  •
  Received notice from Montana Department of Environmental Quality (DEQ) confirming that the Hard Rock operating permit 150, originally issued in 1993, was transferred to the Company with the acquisition of the Noranda Mineral Corporation in 2006.

  •
  Received approval from the Montana State Department of Commerce of the proposed Hard Rock Mining Impact Plan for the Montanore Project.

  •
  Engaged Small Mine Development as contractor to manage activities related to advancement of the Libby adit and drill station development.

  •
  Excavated two sumps and placed them into service as part of the adit dewatering system in August 2008.

  •
  Awarded the engineering contract for the water treatment plant nitrate circuit, which will be installed beginning in May 2009.

  •
  Released draft Environmental Impact Statement for public comment in February 2009.

        Our December 31, 2008 cash, unrestricted certificates of deposit, and available line of credit balances remained strong at over $20 million. Our net cash expenditures for operating activities for 2008 totaled $8.9 million. Cash outlays were less than projected due to delays in the USFS approval of our EA. We purchased fixed assets totaling $0.9 million, including two underground refuge chambers and three surface utility trucks. Construction in process spending for 2008 was $0.2 million for construction of site infrastructure. In 2009, we plan to continue to focus on our planned advanced exploration and delineation drilling program at the Montanore Project. We also intend to continue to pursue the re-permitting applications with the goal of having sufficient data to commence preparation of a phased financing plan for the Montanore Project. We plan to engage a contractor to begin preparation of a bankable feasibility study for the Montanore Project in the fourth quarter of 2009. If additional capital is required and market conditions are not conducive to effective capital raising, management may elect to curtail development activities to conserve cash until conditions improve. Similarly, development activities could be deferred if the permitting process is delayed or if commodity prices make the project difficult to finance or increase the expense of such financing.

Financial and Operating Results

        Mines Management, Inc. reported a net loss for the year ended December 31, 2008 of $10.3 million or $0.45 per share compared to a loss of $8.3 million or $0.46 per share for the year ending December 31, 2007. The increase of $2.0 million in net loss between 2008 and 2007, and the

2007 net loss increase of $2.3 million versus 2006, were primarily due to increased depreciation on capital investments and administrative expenses in support of the Montanore Project:

	Expense Summary
Expenditures	2008	2007	2006
	(millions)
Montanore Project Expense	$4.8	$3.6	$2.8
Administrative Expense	$3.6	$4.6	$2.5
Depreciation	$1.0	$0.3	$0.1
Non Cash Stock Option Expense	$1.7	$1.0	$0.9
Interest Income	$(0.8)	$(1.1)	$(.3)

        Montanore Project Expense includes exploration, fees, filing and licenses, and technical services, including environmental, engineering and permitting expense. The increases in 2008 were mainly due to permitting efforts for the Montanore Project and the preparations to begin the dewatering and rehabilitation of the Libby adit. The increase included $150,000 for additional studies and incorporation of USFS and DEQ comments in the draft EIS which was issued for public comment in late February 2009, and payments to Small Mine Development in the third and fourth quarters for underground sump construction and pump installations. Administrative expense, which includes general overhead and office expense, legal, accounting, compensation, rent, taxes, and investor relations expense, increased in 2008 due to increased fees paid to our directors and full year salaries for four additional supervisory mine site employees. These costs were offset by reduced outside consultant fees for land claims and the absence in 2008 of payment of $500,000 for the MRC royalty, which was paid in 2007. Depreciation increased in 2008 because there was a full year of depreciation on equipment purchased in late 2007. Stock option expense increased $300,000 because of additional option grants in 2007 which were recorded in 2008 upon approval by shareholders of the 2007 Stock Option Plan at the May 2008 annual meeting.

        Montanore Project Expenses increased in 2007 over 2006 primarily as a result of increased payments to consultants for permitting activities, collecting additional environmental baseline data, mineralized material and resource studies, and exploration activities related to reopening the Libby adit. Administrative expense increased $2.9 million or 107% in 2007 over 2006. This increase is attributed to the purchase in November 2007 of the MRC 5% net proceed Royalty for $500,000, expensing of $500,000 in property charges related to a write down, addition of seven staff members, salary increases among existing staff and increased legal and accounting fees associated with our cross-border equity financings in 2007 that resulted in gross proceeds of $44.2 million. Stock option expense, which includes stock options granted to officers, employees and consultants, increased $0.1 million from 2006 to 2007, while interest income increased significantly by $0.8 million due to the increased cash on hand after completing the public and private stock offerings.

Liquidity and Capital Resources

        At December 31, 2008, our aggregate cash, short term investments, and long term investments totaled $20.3 million compared to $32.6 million at December 31, 2007. Cash flows from financing activities were $2.4 million in 2008, including $1.8 million from a line of credit and $0.8 million from the exercise of options and warrants. The net cash used for operating activities during 2008 was $8.9 million, which consisted primarily of permitting, environmental, exploration, and engineering expenses for the Montanore project and general administrative expenses. Cash used in investing activities was $7.8 million. We purchased $0.9 million in fixed assets in 2008, which principally consisted of equipment and two refuse chambers for rehabilitating and extending the adit. We spent $0.2 million in 2008 for infrastructure classified as construction in progress at the Montanore Project site. We purchased a $5.0 certificate of deposit and $1.8 on available-for-sale securities. The net decrease in cash and cash equivalents for the year ending December 31, 2008 was $14.3 million.

        We anticipate expenditures in 2009 of approximately $14.0 million, which we expect will consist of (i) $1.5 million in each quarter for ongoing operating and general administrative expenses, (ii) $1.0 million in the first quarter for ongoing preparation expenses for the exploration and delineation drilling program at the Montanore Project and (iii) $2.3 million in each remaining quarter to sustain efforts in furtherance of the program. We will require $10.0 million of external financing in 2009 and 2010 to fund the completion of the advanced exploration and delineation drilling program and completion of a bankable feasibility study.

Off Balance Sheet Arrangements

        We have no off balance sheet arrangements.

Table of Contractual Obligations

        The following table summarizes our contractual obligations at December 31, 2008:

Contractual Obligations	Total	Less Than 1 Year	2 - 3 Years	4 - 5 Years	Thereafter
Operating leases	$121,250	$54,000	$66,000	$1,250	—
Line of credit	1,815,231	1,815,231	—	—	—

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The consolidated financial statements for the years ended December 31, 2008, 2007 and 2006 are included in this Report on Form 10-K as set forth below.

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS	31 - 33
FINANCIAL STATEMENTS:
Consolidated balance sheets	34
Consolidated statements of operations	35
Consolidated statements of stockholders' equity	36
Consolidated statements of cash flows	37
Notes to consolidated financial statements	38 - 49

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of
Mines Management, Inc. and Subsidiaries

        We have audited the accompanying consolidated balance sheet of Mines Management, Inc. and Subsidiaries (the Company) as of December 31, 2008, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended and for the period from inception of the exploration stage (August 12, 2002) through December 31, 2008. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mines Management, Inc. and Subsidiaries as of December 31, 2008, and the results of their operations and their cash flows for the year then ended and for the period from the inception of the exploration stage (August 12, 2002) through December 31, 2008 in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2009 expressed an unqualified opinion thereon.

/s/ TANNER LC Salt Lake City, Utah March 16, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Stockholders of
Mines Management, Inc. and Subsidiaries

        We have audited Mines Management, Inc. and Subsidiaries' (the Company) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Mines Management, Inc. and Subsidiaries as of December 31, 2008, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended and the period from inception of the exploration stage (August 12, 2002) through December 31, 2008, and our report dated March 16, 2009 expressed an unqualified opinion thereon.

/s/ TANNER LC Salt Lake City, Utah March 16, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Mines Management, Inc. and Subsidiaries
Spokane, Washington

        We have audited the consolidated balance sheets of Mines Management, Inc. (an Idaho Corporation) and Subsidiaries as of December 31, 2007, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2007 and 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mines Management, Inc. and Subsidiaries as of December 31, 2007, and the results of their operations and their cash flows for the years ended December 31, 2007 and 2006, in conformity with U.S. generally accepted accounting principles.

/S/ LEMASTER & DANIELS PLLC

Spokane, Washington
March 12, 2008

Mines Management, Inc. and Subsidiaries (An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
Assets
CURRENT ASSETS:
Cash and cash equivalents	$15,448,159	$29,743,372
Interest receivable	123,004	80,662
Prepaid expenses and deposits	147,887	130,583
Certificates of deposit	1,420,242	—
Restricted certificate of deposit	5,000,000	—

Total current assets	22,139,292	29,954,617

PROPERTY, PLANT AND EQUIPMENT:
Construction in progress	1,944,005	3,092,374
Mine buildings and leasehold improvements	836,454	783,610
Plant and equipment	8,075,220	5,662,485
Office equipment	331,765	297,909

	11,187,444	9,836,378
Less accumulated depreciation	1,473,253	428,693

	9,714,191	9,407,685

OTHER ASSETS:
Certificates of deposit	—	1,477,221
Available-for-sale securities	201,782	132,516
Reclamation deposits	1,184,966	1,184,966

	1,386,748	2,794,703

	$33,240,231	$42,157,005

Liabilities and Stockholders' Equity
CURRENT LIABILITIES:
Accounts payable	$585,965	$1,948,566
Payroll and payroll taxes payable	33,908	23,173
Line of credit	1,815,231	—

Total current liabilities	2,435,104	1,971,739

LONG-TERM LIABILITIES:
Asset retirement obligation	376,233	—

Total liabilities	2,811,337	1,971,739

COMMITMENTS AND CONTINGENCIES STOCKHOLDERS' EQUITY:
Preferred stock—no par value, 10,000,000 shares authorized; -0- shares issued and outstanding	—	—
Common stock—$0.001 par value, 100,000,000 shares authorized; 22,756,848 and 22,236,067 shares issued and outstanding, respectively	22,757	22,236
Additional paid-in capital	66,995,956	64,700,129
Accumulated deficit	(1,117,306)	(1,117,306)
Deficit accumulated during the exploration stage	(33,847,781)	(23,541,144)
Accumulated other comprehensive income (loss)	(1,624,732)	121,351

Total stockholders' equity	30,428,894	40,185,266

	$33,240,231	$42,157,005

See accompanying notes to consolidated financial statements.

Mines Management, Inc. and Subsidiaries (An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,			From Inception of Exploration Stage August 12, 2002 Through December 31,
	2008	2007	2006	2008
REVENUE:
Royalties	$18,108	$10,740	$13,130	$70,347

OPERATING EXPENSES:
General and administrative	4,349,325	4,245,636	3,002,503	17,899,708
Technical Services	4,621,322	3,390,712	2,083,748	12,292,112
Depreciation	1,085,925	283,564	54,810	1,461,755
Legal, accounting, and consulting	830,230	690,871	437,940	2,372,845
Fees, filing, and licenses	256,648	330,609	565,549	1,821,553
Exploration	—	11,866	148,614	165,176
Impairment of mineral properties	—	504,492	—	504,492

Total operating expenses	11,143,450	9,457,750	6,293,164	36,517,641

LOSS FROM OPERATIONS	(11,125,342)	(9,447,010)	(6,280,034)	(36,447,294)

OTHER INCOME:
Interest, net	818,705	1,113,944	296,489	2,599,513

NET LOSS	$(10,306,637)	$(8,333,066)	$(5,983,545)	$(33,847,781)

NET LOSS PER SHARE (basic and diluted)	$(0.45)	$(0.46)	$(0.47)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (basic and diluted)	22,667,845	18,015,734	12,781,827

See accompanying notes to consolidated financial statements.

Mines Management, Inc. and Subsidiaries (An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FROM INCEPTION (AUGUST 12, 2002) THROUGH DECEMBER 31, 2008

							Deficit Accumulated During the Exploration Stage
	Common Stock		Issuable Common Stock					Accumulated Other Comprehensive Income
					Additional Paid-in Capital	Accumulated Deficit
	Shares	Amount	Shares	Amount					Total
BALANCES, AUGUST 12, 2002 (Inception of exploration stage)	5,316,956	$5,317	90,000	$22,500	$1,495,998	$(1,117,306)	$—	$846	$407,355
Issuable common stock issued	90,000	90	(90,000)	(22,500)	22,410	—	—	—	—
Common stock issued for cash	5,129,312	5,130	—	—	14,153,011	—	—	—	14,158,141
Exercise of stock options and warrants	1,526,455	1,526	—	—	1,011,992	—	—	—	1,013,518
Stock-based compensation	380,000	380	—	—	3,134,060	—	—	—	3,134,440
Issuance of stock for Heidelberg shares	26,787	27	—	—	(27)	—	—	—	—
Comprehensive loss:
Adjustment to net unrealized gain on marketable securities	—	—	—	—	—	—	—	13,135	13,135
Net loss	—	—	—	—	—	—	(9,224,533)	—	(9,224,533)

Comprehensive loss									(9,211,398)

BALANCES, DECEMBER 31, 2005	12,469,510	12,470	—	—	19,817,444	(1,117,306)	(9,224,533)	13,981	9,502,056
Exercise of stock options and warrants	379,124	379	—	—	1,513,371	—	—	—	1,513,750
Stock-based compensation	—	—	—	—	937,895	—	—	—	937,895
Issuance of stock for Heidelberg shares	833	—	—	—	—	—	—	—	—
Comprehensive loss:
Adjustment to net unrealized gain on marketable securities	—	—	—	—	—	—	—	52,698	52,698
Net loss	—	—	—	—	—	—	(5,983,545)	—	(5,983,545)

Comprehensive loss									(5,930,847)

BALANCES, DECEMBER 31, 2006	12,849,467	12,849	—	—	22,268,710	(1,117,306)	(15,208,078)	66,679	6,022,854
Common stock issued for cash	9,386,600	9,387	—	—	41,487,899	—	—	—	41,497,286
Stock-based compensation	—	—	—	—	943,520	—	—	—	943,520
Comprehensive loss:
Adjustment to net unrealized gain on marketable securities	—	—	—	—	—	—	—	54,672	54,672
Net loss	—	—	—	—	—	—	(8,333,066)	—	(8,333,066)

Comprehensive loss									(8,278,394)

BALANCES, DECEMBER 31, 2007	22,236,067	22,236	—	—	64,700,129	(1,117,306)	(23,541,144)	121,351	40,185,266
Exercise of stock options and warrants	520,781	521	—	—	811,479	—	—	—	812,000
Stock-based compensation	—	—	—	—	1,724,904	—	—	—	1,724,904
Financing expenses					(240,556)				(240,556)
Comprehensive loss:
Adjustment to net unrealized gain on marketable securities	—	—	—	—	—	—	—	(1,746,083)	(1,746,083)
Net loss	—	—	—	—	—	—	(10,306,637)	—	(10,306,637)

Comprehensive loss									(12,052,720)

BALANCES, DECEMBER 31, 2008	22,756,848	$22,757	—	$—	$66,995,956	$(1,117,306)	$(33,847,781)	$(1,624,732)	$30,428,894

See accompanying notes to consolidated financial statements.

Mines Management, Inc. and Subsidiaries (An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

				From Inception of Exploration Stage August 12, 2002 Through December 31, 2008
	Years Ended December 31,
	2008	2007	2006
Increase (Decrease) in Cash and Cash Equivalents
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,306,637)	$(8,333,066)	$(5,983,545)	$(33,847,781)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,724,904	943,520	937,895	6,740,759
Stock received for services	—	—	—	(11,165)
Depreciation	1,085,925	283,564	54,810	1,461,755
Accretion of asset retirement obligation	32,046	—	—	32,046
Impairment of mineral properties	—	504,492	—	504,492
Changes in assets and liabilities:
Interest receivable	(42,342)	(16,236)	36,954	(123,004)
Prepaid expenses and deposits	(17,304)	(120,376)	(40,949)	(208,298)
Accounts payable	(1,362,601)	1,644,501	171,012	585,801
Severance payable	—	—	(20,000)	—
Payroll and payroll taxes payable	10,735	19,624	(14,499)	30,728

Net cash used in operating activities	(8,875,274)	(5,073,977)	(4,858,322)	(24,834,667)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(895,976)	(6,102,461)	(348,509)	(7,587,548)
Proceeds from disposition of property and equipment	33,154	2,269	—	35,423
Construction in progress	(185,423)	(3,092,374)	—	(3,277,797)
(Purchase) maturity of certificates of deposit	(4,943,021)	1,768,977	(211,561)	(7,544,297)
Purchase of available-for-sale securities	(1,815,348)	—	—	(1,815,348)
Increase in mineral properties	—	—	—	(144,312)

Net cash used in investing activities	(7,806,614)	(7,423,589)	(560,070)	(20,333,879)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	1,815,231	—	—	1,815,231
Proceeds from sale of common stock	571,444	41,497,286	1,513,750	58,754,139

Net cash provided by financing activities	2,386,675	41,497,286	1,513,750	60,569,370

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(14,295,213)	28,999,720	(3,904,642)	15,400,824
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	29,743,372	743,652	4,648,294	47,335

CASH AND CASH EQUIVALENTS, END OF PERIOD	$15,448,159	$29,743,372	$743,652	$15,448,159

SUPPLEMENTAL INFORMATION:
Interest paid	$20,526	$—	$—	$20,526

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Initial measurement of asset retirement obligation	$344,187	$—	$—	$344,187

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

b.     Exploration Stage Enterprise

  Since the Company is in the exploration stage of operation, the Company's financial statements are prepared in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 7 Accounting for Development Stage Enterprises, as it devotes substantially all of its efforts to acquiring and exploring mining interests that management believes should eventually provide sufficient net profits to sustain the Company's existence. Until such interests are engaged in commercial production, the Company will continue to prepare its consolidated financial statements and related disclosures in accordance with this standard.

c.     Cash and cash equivalents

  Cash and cash equivalents include cash on hand, cash in banks, investments in certificates of deposit with original maturities of 90 days or less, and money market funds.

d.     Available for sale securities

  Available for sale securities are recorded at fair value, with unrealized gains or losses recorded as a component of equity, unless a decline in value of the security is considered other than temporary. Realized gains and losses and other than temporary impairments are recorded in the statement of operations.

e.     Property and equipment

  Property and equipment are stated at cost less accumulated depreciation. Buildings and leasehold improvements are depreciated on the straight-line basis over an estimated useful life of 39 years. Plant and equipment and office equipment are generally depreciated on a straight-line basis over estimated useful lives ranging from 5 to 10 years. When assets are retired or sold, the costs and related allowances for depreciation are eliminated from the accounts and any resulting gain or loss is reflected in the statement of operations.

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

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

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

h.     Asset retirement obligations

  The Company accounts for asset retirement obligations in accordance with SFAS No. 143, Accounting for Asset Retirement Obligations, which establishes a uniform methodology for accounting for estimated reclamation and abandonment costs. According to SFAS No. 143, the fair value of a liability for an asset retirement obligation (ARO) will be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The ARO is capitalized as part of the carrying value of the assets to which it is associated, and depreciated over the useful life of the asset. The Company has an ARO associated with its underground evaluation program at the Montanore Project, described more fully in note 8.

  In addition, the Company follows the guidance in Financial Accounting Standards Board (FASB) Interpretation 47, Accounting for Conditional Asset Retirement Obligations (FIN 47), which clarifies that the term conditional asset retirement obligation as used in SFAS No. 143 refers to a legal obligation to perform an asset retirement activity where the timing or method of settlement is conditional on a future event. Where the obligation to perform the asset retirement activity is unconditional, even though uncertainty exists about the timing or method of settlement, the entity is required to recognize a liability for the fair value of the conditional retirement obligation if reasonably estimable. FIN No. 47 also clarifies when an entity would have sufficient information to reasonably estimate fair value.

i.      Deferred Income Taxes

  Deferred income tax is provided for differences between the basis of assets and liabilities for financial and income tax reporting. A deferred tax asset, subject to a valuation allowance, is recognized for estimated future tax benefits of tax-basis operating losses being carried forward.

  The FASB has issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement standard for the financial statement recognition and measurement of an income tax position taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. If income tax related interest and penalties were to be assessed, the Company would charge interest to interest expense, and

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

  penalties to general and administrative expense. Adoption of the provisions of FIN 48 had no effect on the Company's financial statements.

j.      Stock compensation

  The Company measures and records the costs of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, recognized over the period during which an employee is required to provide services in exchange for such award. Compensation cost is recognized for awards granted and for awards modified, repurchased or cancelled. At December 31, 2008, the Company had three stock option plans which are described more fully in note 11.

k.     Net loss per share

  Basic loss per share is computed on the basis of the weighted average number of shares outstanding during the periods. Diluted loss per share is calculated on the basis of the weighted average number of shares outstanding during the period plus the effect of potential dilutive shares during the period. Potential dilutive shares include outstanding stock options and warrants. As of December 31, 2008, 2007, and 2006, potential dilutive shares were 7,061,784, 7,149,784 and 2,976,333, respectively. For periods in which a net loss is reported, potential dilutive shares are excluded because they are antidilutive. Therefore, basic loss per share is the same as diluted loss per share for the years ended December 31, 2008, 2007, and 2006.

l.      Reclassifications

  Certain amounts in the prior-period financial statements have been reclassified for comparative purposes to conform to current period presentation with no effect on total assets or net loss as previously reported.

m.    Assumptions and use of estimates

  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company's consolidated financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions, which could have a material effect on the reported amounts of the Company's consolidated financial position and results of operations.

n.     New accounting standards

  During March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement No. 133". SFAS No. 161 enhances the disclosure requirements under SFAS No. 133 pertaining to how and why an entity uses derivative instruments, how derivative instruments and related hedge items are accounted for under SFAS No. 133, and how derivative instruments and related hedge items affect an entity's financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008. The Company does

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

  not expect the adoption of this statement to have a material impact on its consolidated financial position or results of operations.

  In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles," which identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with U.S. GAAP. The Company does not expect the adoption of this statement to have a material impact on its consolidated financial position or results of operations.

  Effective January 1, 2008, the Company adopted the provisions of SFAS No. 157, Fair Value Measurements, for financial assets and liabilities measured at fair value on a recurring basis. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurement. SFAS No. 157 also emphasizes that fair value is a market based measurement, not an entity specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets.

  During February 2008, the FASB issued Staff Position No 157-2, "Effective Date of FASB Statement No. 157" ("FSP FAS 157-2"). FSP FAS 157-2 delayed the effective date of FAS No. 157 by one year until fiscal years beginning after November 15, 2008 for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The Company does not believe the adoption of this statement will have a material impact on the Company's consolidated financial position or results of operations.

  During September 2008, FASB issued Staff Position No 157-3 "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active" ("FSP FAS 157-3"). FSP FAS 157-3 clarifies the application of FASB Statement No. 157 in a market that is not active. FSP FAS 157-3 is effective immediately for the Company. The guidance provided by FSP FAS 157-3 did not affect the Company's consolidated financial position or results of operations.

  In December 2007, FASB issued SFAS No. 141 (revised 2007), Business Combinations (No. 141(R). SFAS No. 141(R), among other things, establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired business, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141generally applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

  In December 2007, FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements, an Amendment of ARB No. 51. SFAS No. 160 establishes accounting and reporting standards for noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. Minority interest will be recharacterized as noncontrolling interests and classified as a component of equity. It also establishes a single method of accounting for changes in a parent's ownership interest in a subsidiary and requires expanded disclosures. This statement is effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited. The Company does not expect the adoption of this statement to have a material impact on its consolidated financial position or results of operations.

NOTE 2—MINING PROPERTIES:

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

Advance and Iroquois:

        The Advance property consists of 720 acres of patented mineral rights. Although the Company does not own the overlying surface rights to its patented mineral rights, it does have right of access to explore and mine. The Iroquois property consists of 62 acres of patented mineral and surface rights and 15 unpatented mining claims containing 300 acres.

        During 2007, the Company evaluated the carrying values of these properties and determined to record an impairment adjustment of $504,492.

NOTE 3—PROPERTY, PLANT AND EQUIPMENT:

        Construction has begun on the underground electrical, pumping, and ventilation systems at the Libby adit at the Montanore Project. The anticipated cost of these projects is expected to total $2,517,000 with approximately $1,500,000 included in construction in progress as of December 31, 2008. Also included in construction in progress as of December 31, 2008 are approximately $100,000 in costs associated with the construction of a nitrate treatment and removal system at the Montanore Project site. The estimated total cost of this project is $1,798,000.

        Included in the Company's construction in progress account is an asset of approximately $344,000 related to an asset retirement obligation associated with the Company's underground evaluation program at the Montanore Project, as further described in Note 8.

NOTE 4—CERTIFICATES OF DEPOSIT:

        The Company owns six $236,707 certificates of deposit for a total of $1,420,242. These investments mature in 2009 and bear interest at the rate of 4.21%. The Company purchased a $5,000,000 certificate of deposit during 2008, which is pledged as security for the line of credit described in Note 7. This certificate matures in September 2009 and bears interest at the rate of 3.54%.

        The Company also has a $1,124,055 certificate of deposit which is pledged as security for a Letter of Credit to the Montana Department of Environmental Quality as a reclamation guarantee for the Montanore expansion evaluation program. This certificate had a maturity date of January 3, 2009 and automatically renews annually. It was renewed on January 3, 2009, and now matures on January 3, 2010. It currently bears interest at the rate of 4.5% and is included with reclamation deposits on the Consolidated Balance Sheets for the years ended December 31, 2008 and 2007.

NOTE 5—AVAILABLE-FOR-SALE SECURITIES:

        Available-for-sale securities are comprised of common stocks which have been valued using quoted market prices in active markets. The following table summarizes the Company's available-for-sale securities:

	December 31, 2008	December 31, 2007
Cost	$1,826,513	$11,165
Unrealized Gains	8,263	121,351
Unrealized Losses	(1,632,994)	—

Fair Market Value	$201,782	$132,516

NOTE 6—FAIR VALUE MEASUREMENTS:

        Effective January 1, 2008, the Company adopted the provisions of SFAS No. 157, Fair Value Measurements for the financial assets and liabilities which were measured at fair value on a recurring basis. SFAS No. 157 establishes a framework for measuring fair value in the form of a fair value hierarchy which prioritizes inputs into valuation techniques used to measure fair value into three broad levels. This hierarchy gives the highest priority to quoted prices in active markets (Level 1) and the lowest priority to unobservable inputs (Level 3). Further, financial assets and liabilities should be classified by level in the entirety based upon the lowest level of input that was significant to the fair value measurement. The three levels of the fair value hierarchy per SFAS No. 157 are as follows:

        Level 1:    Unadjusted quoted market prices in active markets for identical assets or liabilities that are accessible at the measurement date.

        Level 2:    Quoted prices in inactive markets for identical assets or liabilities, quoted prices for similar assets or liabilities in active markets, or other observable inputs either directly related to the asset or liability or derived principally from corroborated observable market data.

        Level 3:    Unobservable inputs due to the fact that there is little or no market activity. This entails using assumptions in models of the fair value hierarchy:

        The following table summarizes the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2008, and the fair value calculation input hierarchy level that we have determined applies to each asset and liability category:

	Balance at December 31, 2008	Input Hierarchy Level
Assets:
Available-for-sale securities	201,782	Level 1

NOTE 7—LINE OF CREDIT:

        In connection with the acquisition of certain investments during 2008, the Company entered into a line of credit agreement with a credit limit of $5,000,000 bearing interest at a rate equal to the Washington Trust Bank Index Rate. As of December 31, 2008, the line of credit had an outstanding balance of $1,815,231 and the interest rate was 3.25% per annum. The line of credit matures on September 17, 2009 and is secured by a $5,000,000 certificate of deposit.

NOTE 8—ASSET RETIREMENT OBLIGATIONS:

        The Company has an asset retirement obligation (ARO) associated with its underground evaluation program at the Montanore Project. The ARO resulted from the reclamation and remediation requirements of the Montana Department of Environmental Quality as outlined in the Company's permit to carry out the evaluation program.

        Estimated reclamation costs were discounted using a credit adjusted risk-free interest rate of 4.78% from the time the Company expects to pay the retirement obligation to the time it incurred the obligation, which is estimated at 25 years. In May 2008, the Company revised estimated reclamation costs based on additional work completed at the Montanore Project. The following table summarizes activity in the Company's ARO.

Year Ended December 31, 2008
Balance January 1, 2008	—
Revisions of estimates	$344,187
Accretion expense	32,046

Balance December 31, 2008	$376,233

NOTE 9—CONCENTRATION OF CREDIT RISK:

        The Company maintains its cash and cash equivalents in one financial institution. In October 2008, the Emergency Economic Stabilization Act of 2008 temporarily increased FDIC insurance from $100,000 to $250,000 per depositor through December 31, 2009. The Company's total uninsured bank deposit balance totals approximately $22,746,000 as of December 31, 2008. To date, the Company has not experienced a material loss or lack of access to its invested cash or cash equivalents; however no assurance can be provided that access to the Company's invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

NOTE 10—STOCKHOLDERS' EQUITY:

Common Stock:

        In 2004, the Company sold 1,285,000 common shares for $6,425,000 ($5.00 per share). In connection with the stock sales, the Company granted warrants to purchase up to 511,000 shares of common stock at $7.25 per share through five years from the initial exercise date. The Company paid a cash finder's fee of 7% of the gross purchase price received in the offering. The finder also received 3% warrant compensation, or warrants to purchase 192,750 common shares at $7.25 per share through February 18, 2009. In January of 2009, the Company extended the expiration date of the outstanding warrants to February 10, 2010. These warrants were repriced to $6.00 per share in October 2005, to $5.00 per share in April 2007, and to $4.00 per share in November 2007 in accordance with the terms of the 2004 warrant agreement. Cumulative warrants exercised relating to this issue at December 31, 2008, 2007, and 2006, were 148,750, 145,750, and 40,000, respectively.

        In 2005, the Company sold 1,016,667 common shares for $6,100,002 ($6.00 per share). In connection with the stock sales, the Company granted warrants to purchase up to 737,084 shares of common stock at $8.25 per share through five years from the date of issuance. The Company paid a cash finder's fee of 7% of the gross purchase price received in the offering. The finder also received a 3.75% warrant compensation, or warrants to purchase 228,750 common shares at $8.25 per share through October 20, 2010. These warrants were repriced at $5.00 per share in April 2007, and to $4.00

NOTE 10—STOCKHOLDERS' EQUITY: (Continued)

per share in November 2007 in accordance with the anti-dilution provisions of the 2005 warrant agreement. To date, no warrants relating to this issue have been exercised.

        In 2005, the Company sold 40,000 common shares for $240,000 ($6.00 per share).

        On April 20, 2007 the Company completed a public offering of 6,000,000 units at a price of $5.00 per unit, resulting in gross proceeds of $30,000,000 ($28,200,000 net proceeds). Each unit is comprised of one share of common stock and one-half of one common stock purchase warrant, with each full warrant being exercisable for five years to purchase one share of common stock at a price of $5.75 per share. The warrants are listed on the Toronto Stock Exchange and are tradable in US dollars under the symbol MGT.GT.U. During the year ended December 31, 2008, the Company paid approximately $241,000 in legal fees directly related to the 2007 common stock offering.

        The underwriters were granted an over-allotment option, exercisable for a period of 30 days following the closing, to acquire up to an additional 900,000 units. On May 7, 2007, the underwriters exercised the over-allotment option for 836,600 units. The total offering was therefore 6,836,600 units for gross proceeds to the Company of $34,183,000, or $32,124,697 in net proceeds to the Company, after deducting underwriting commissions but before deducting offering expenses. To date, no warrants have been exercised.

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

        The following table summarizes exercise prices and expirations dates of outstanding common stock purchase warrants as of December 31, 2008.

Number of Warrants	Exercise Price	Expiration Date
362,250	$4.00	February 10, 2010
1,520,234	$4.00	October 20, 2010
3,418,300	$5.75	April 20, 2012

5,300,784

Preferred Stock:

        The Company has authorized 10,000,000 shares of no par value preferred stock. Through December 31, 2008, the Company had not issued any preferred stock.

NOTE 11—STOCK OPTIONS:

        During the year ended December 31, 2003, the shareholders of the Company approved two stock-based compensation plans—the 2003 Stock Option Plan (which includes both qualified and nonqualified options) and the 2003 Consultant Stock Compensation Plan. Under the 2003 Stock Option Plan, the Company may grant options to purchase up to 1,200,000 shares of common stock. Under the 2003 Consultant Stock Compensation Plan, the Company may grant options to purchase up to 400,000 shares of common stock. During 2004, the Company increased the maximum number of common

NOTE 11—STOCK OPTIONS: (Continued)

shares available under the 2003 Stock Option Plan and the 2003 Consultant Stock Compensation Plan to 3,000,000 and 700,000 shares, respectively. The shares are issued from the Company's authorized and unissued common stock upon exercise.

        Under both 2003 Stock Option Plans, the option exercise price may not be less than 100% of the fair market value per share on the date of grant. Stock options are exercisable within ten years from the date of the grant of the option. The schedule of vesting of the options granted under both plans is at the discretion of the Board of Directors.

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

        The Company has a policy of re-pricing stock options when the market price of the stock is $1.00 below the exercise price of the outstanding option. The newly issued option has the same vesting schedule and expiration date as the option that is cancelled. During 2008, the Company cancelled and reissued 3,452,000 stock options held by 20 employees, including officers and directors. During 2007, the Company cancelled and reissued 1,670,000 stock options held by 12 employees, including officers and directors. As a result, the Company recognized additional compensation expense of $661,096 and $462,527 for the years ended December 31, 2008 and 2007, respectively. There were no stock options re-priced during 2006.

        A summary of the option activity under the Plans as of December 31, 2008, and changes during the year then ended, is presented below:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2007	2,136,000	$2.68
Granted	760,000	$1.02
Exercised	(620,000)	$1.68
Forfeited or expired	(5,000)	$6.20

Outstanding at December 31, 2008	2,271,000	$1.37	3.27	$744,080

Exercisable at December 31, 2008	1,761,000	$1.38	2.60	$106,580

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

NOTE 11—STOCK OPTIONS: (Continued)

Treasury yield curve in effect at the time of the grant. The Company does not foresee the payment of dividends in the near term.

	Years Ended December 31,
	2008	2007	2006
Weighted average risk-free interest rate	2.59%	3.19%	4.67%
Weighted average volatility	52.09%	56.39%	59.02%
Expected dividend yield	—	—	—
Weighted average expected life (in years)	2.00	2.00	2.00

        The weighted average grant-date fair value of options granted during the years 2008, 2007, and 2006 was $1.42, $1.00, and $1.78, respectively. The total intrinsic value of the options exercised during the years ended December 31, 2008 and 2006 was $1,313,568 and $1,318,609, respectively. There were no options exercised during the year ended December 31, 2007.

        A summary of the status of the Company's nonvested options as of December 31, 2008, and changes during the year then ended, is presented below:

	Number of Options	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2007	290,000	$1.27
Granted	385,000	$1.41
Vested	(165,000)	$1.42
Forfeited	—	—

Nonvested at December 31, 2008	510,000	$1.33

        As of December 31, 2008, there was $264,635 of unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of less than one year.

        Total compensation costs recognized for stock-based employee compensation awards was $1,637,759, $795,332, and $899,260 for the years ended December 31, 2008, 2007, and 2006, respectively. Total costs recognized for stock-based compensation awards for services performed by outside parties was $87,145, $148,188, and $38,635 for the years ended December 31, 2008, 2007, and 2006, respectively. These costs were included in administrative and technical expenses on the Statement of Operations. Cash received from options exercised under all share-based payment arrangements for the years ended December 31, 2008, 2007, and 2006 was $800,000, $-0-, and $879,250, respectively.

NOTE 12—DEFERRED INCOME TAX:

        At December 31, 2008 and 2007, the Company had net deferred tax assets that were fully reserved by valuation allowances. Following are the components of such assets and allowances:

	Years Ended December 31,
	2008	2007
Deferred tax assets:
Net operating loss carryforwards	$10,450,000	$2,993,000
Stock-based compensation	740,000	752,000
Property, plant and equipment	170,000	75,000
Asset retirement obligation	10,000	—

Total deferred tax assets	11,370,000	3,820,000
Deferred tax liabilities:
Property, plant and equipment	400,000	50,000

Net deferred tax asset before valuation allowance	10,970,000	3,770,000
Less valuation allowance	(10,970,000)	(3,770,000)

Net deferred tax assets	$—	$—

        For the periods presented, the effective income tax rate differed from the expected rate because of the effects of changes in the deferred tax asset valuation allowance. Changes in the deferred tax asset valuation allowance for the years ended December 31, 2008 and 2007 relate only to corresponding changes in deferred tax assets for those periods.

        At December 31, 2008, the Company had federal tax-basis net operating loss carryforwards totaling approximately $30,700,000 which will expire in various amounts from 2009 through 2028. The Company is subject to examination of its income tax filings in the United States and various state jurisdictions for the 2004 through 2007 tax years. Within each of these jurisdictions the Company has examined its material tax positions and determined that they would more likely than not be sustained.

NOTE 13—COMMITMENTS:

Operating Leases:

        The Company leases office space and equipment. The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2008.

Year ending December 31:
2009	54,000
2010	55,000
2011	11,000

2012	1,250

Total minimum payments required	121,250

Employment Agreements:

        The Company has employment agreements with certain executives. The agreements include a provision for severance pay equal to a multiple of each executive's salary. To receive severance, termination must be without cause and cannot be a result of death or disability. Additionally, severance

NOTE 13—COMMITMENTS: (Continued)

must be paid if the executive resigns for good reason within one year following a change in control of the Company. As of March 16, 2009, the potential aggregate liability for severance pay under the agreements is $2,000,000.

NOTE 14—BUSINESS COMBINATION:

        On May 31, 2006, Noranda Finance Inc., as transferor, the Company and Newhi, Inc., a wholly-owned subsidiary of the Company, as transferee, executed a stock transfer agreement pursuant to which Noranda Finance Inc. transferred to Newhi, Inc. all the issued and outstanding shares of capital stock of its subsidiaries, Noranda Minerals Corp. and Normin Corp. Noranda Minerals Corp. and Normin Corp. hold certain licenses and permits relating to the Montanore Project, including the Montana State Hard Rock Permit #00150 and MPDES permit MT-00320279, which stayed in place following the transfer. No cash consideration was paid to the transferor in the transaction, but Newhi submitted a $30,000 cash bond to the Montana Department of Environmental Quality to replace the reclamation bond covering the Montanore Project that had previously been posted by the Noranda entities. In addition, the Company and the transferee agreed to indemnify the transferor for all past, present and future liabilities, including litigation, environmental and reclamation liabilities, relating to the transferred subsidiaries and their assets. As of the date of the acquisition through December 31, 2008, none of these were probable liabilities. Subsequent to the acquisition, the names of the acquired subsidiaries were changed to Montanore Mineral Corporation and Montmin Corporation, respectively.

        Because no cash was paid and no liquidated liabilities assumed in the transaction, the Company's balance sheet did not change to reflect the transaction, except that a $30,000 asset was included in "Prepaid expenses and deposits" to reflect the cash bond posted.

NOTE 15—SETTLEMENT AGREEMENT:

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

NOTE 16—QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

        The following is a summary of unaudited financial information for each quarter in the years ended December 31, 2008 and 2007:

	Year Ended December 31, 2008
	For the Three Months Ended
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
Revenue:	$3,080	$5,247	$3,429	$6,352

Operating Expenses:	2,091,918	2,788,754	3,278,399	2,984,379

Loss from Operations	(2,088,838)	(2,783,507)	(3,274,970)	(2,978,027)

Other Income:	283,520	198,212	189,336	147,637

Net Loss	$(1,805,318)	$(2,585,295)	$(3,085,634)	$(2,830,390)

Net Loss Per Share (basic and diluted)	$(0.08)	$(0.11)	$(0.14)	$(0.12)

Weighted Average Common Shares Outstanding (basic and diluted)	22,415,581	22,746,220	22,750,841	22,756,848

	Year Ended December 31, 2007
	For the Three Months Ended
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
Revenue:	$2,015	$678	$2,277	$5,770

Operating Expenses:	2,044,488	1,694,601	2,148,822	3,569,839

Loss from Operations	(2,042,473)	(1,693,923)	(2,146,545)	(3,564,069)

Other Income:	197,238	129,707	407,362	379,637

Net Loss	$(1,845,235)	$(1,564,216)	$(1,739,183)	$(3,184,432)

Net Loss Per Share (basic and diluted)	$(0.14)	$(0.09)	$(0.09)	$(0.15)

Weighted Average Common Shares Outstanding (basic and diluted)	12,849,467	18,008,843	19,736,067	21,257,806

        Net loss per share is computed independently for each of the quarters presented. Therefore, the sums of quarterly net loss per common share amounts do not necessarily equal the total for the year due to rounding.

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

        Management has assessed the effectiveness of its internal control over financial reporting as of December 31, 2008. In making its assessment of the effectiveness of internal control over financial reporting, management used the criteria described in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        Based on its assessment using those criteria, management concluded that Mines Management maintained effective internal control over financial reporting as of December 31, 2008.

        Management's assessment of the effectiveness of Mines Management's internal control over financial reporting as of December 31, 2008, has been audited by Tanner LC, our independent registered public accounting firm, as stated in their report which appears herein.

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

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)   Documents filed as part of this report on Form 10-K or incorporated by reference:

  (1)
  Our consolidated financial statements beginning on page 30 of this report.

  (2)
  Financial Statement Schedules (omitted because they are either not required, are not applicable, or the required information is disclosed in the notes to the financial statements or related notes).

  (3)
  The following exhibits are filed with this Annual Report on Form 10-K or incorporated by reference.

EXHIBITS

Exhibit Number	Description of Exhibits
3.1	Articles of Incorporation of Mines Management, Inc., as amended.(1)(2)
3.2	Bylaws of Mines Management, Inc.(1)
4.1	Specimen of Certificate of Common Stock, par value $0.001.(3)
4.2	Securities Purchase Agreement dated October 21, 2005.(4)
4.3	Form of Warrant issued pursuant to the Securities Purchase Agreement.(5)
4.4	Registration Rights Agreement dated October 21, 2005.(6)
4.5	Warrant Agreement dated April 16, 2007 between Mines Management, Inc. and Computershare Shareholder Services, Inc. and Computershare Trust Company, N.A.(7)
4.6	Subscription Agreement dated November 2, 2007 between Mines Management, Inc. and Silver Wheaton Corp.(8)
4.7	Registration Rights Agreement dated November 2, 2007 between Mines Management, Inc. and Silver Wheaton Corp.(9)
4.8	Amendment No. 1 to Registration Rights Agreement dated March 12, 2008 between Mines Management, Inc. and Silver Wheaton Corp.(10)
10.1	Right of First Refusal Agreement dated November 2, 2007 between Mines Management, Inc. and Silver Wheaton Corp.(11)
10.2	Employment Agreement dated August 7, 2007 between Mines Management, Inc. and Douglas Dobbs.(12)
10.3	Employment Agreement dated August 7, 2007 between Mines Management, Inc. and Glenn M. Dobbs.(13)
10.4	Employment Agreement dated August 7, 2007 between Mines Management, Inc. and James H. Moore.(14)
10.5	Mines Management, Inc., 1998 Stock Option Plan.(15)
10.6	Mines Management, Inc., 1998 Incentive Stock Option Plan.(15)
10.7	Mines Management, Inc., 2003 Stock Option Plan.(16)
10.8	Mines Management, Inc., 2003 Consultant Stock Compensation Plan.(16)
14	Code of Ethics.(17)
21	Subsidiaries of the Registrant.
23.1	Consent of Tanner LC.
23.2	Consent of LeMaster & Daniels PLLC
23.3	Consent of Mine Development Associates, Inc.
31.1	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14(a) and Rule 15d-14(a)(Section 302 of the Sarbanes-Oxley Act of 2002).

Exhibit Number	Description of Exhibits
31.2	Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14(a) and Rule 15d-14(a)(Section 302 of the Sarbanes-Oxley Act of 2002).
32.1	Certificate of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
32.2	Certificate of Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

(1)
Incorporated by reference to Exhibit 3 of Form 10-SB filed November 12, 1998.

(2)
Incorporated by reference to Exhibit 3.1 of Form 10-Q for the quarter ended June 30, 2005.

(3)
Incorporated by reference to Exhibit 4.1 of Form S-3 filed June 12, 2006.

(4)
Incorporated by reference to Exhibit 4.1 to Form 8-K filed October 24, 2005.

(5)
Incorporated by reference to Exhibit 4.2 to Form 8-K filed October 24, 2005.

(6)
Incorporated by reference to Exhibit 4.3 to Form 8-K filed October 24, 2005.

(7)
Incorporated by reference to Exhibit 1.2 to Form 8-K filed April 20, 2007.

(8)
Incorporated by reference to Exhibit 4.1 to Form 10-Q for the quarter ended September 30, 2007.

(9)
Incorporated by reference to Exhibit 4.2 to Form 10-Q for the quarter ended September 30, 2007.

(10)
Incorporated by reference to Exhibit 4.8 of Form 10-K for the year ended December 31, 2007.

(11)
Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2007.

(12)
Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2007.

(13)
Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2007.

(14)
Incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended June 30, 2007.

(15)
Incorporated by reference to Form S-8 filed April 24, 2003.

(16)
Incorporated by reference to Form S-8 filed June 10, 2005.

(17)
Incorporated by reference to Exhibit 14.1 to Form 8-K filed December 8, 2008.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed March 16, 2009 on its behalf by the undersigned, thereunto duly authorized.

MINES MANAGEMENT, INC. Registrant
By:	/s/ GLENN M. DOBBS Glenn M. Dobbs President and Chief Executive Officer

        Pursuant to the requirements of the Securities Act of 1934, this Report has been signed by the following persons on behalf of the Registrant, in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GLENN M. DOBBS Glenn M. Dobbs	President, Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2009
/s/ ROY G. FRANKLIN Roy G. Franklin	Director	March 16, 2009
/s/ ROBERT L. RUSSELL Robert L. Russell	Director	March 16, 2009
/s/ JERRY POGUE Jerry Pogue	Director	March 16, 2009
/s/ RUSSELL C. BABCOCK Russell C. Babcock	Director	March 16, 2009
/s/ JAMES H. MOORE James H. Moore	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 16, 2009

EXHIBIT INDEX

Exhibit Number	Description of Exhibits
3.1	Articles of Incorporation of Mines Management, Inc., as amended.(1)(2)
3.2	Bylaws of Mines Management, Inc.(1)
4.1	Specimen of Certificate of Common Stock, par value $0.001.(3)
4.2	Securities Purchase Agreement dated October 21, 2005.(4)
4.3	Form of Warrant issued pursuant to the Securities Purchase Agreement.(5)
4.4	Registration Rights Agreement dated October 21, 2005.(6)
4.5	Warrant Agreement dated April 16, 2007 between Mines Management, Inc. and Computershare Shareholder Services, Inc. and Computershare Trust Company, N.A.(7)
4.6	Subscription Agreement dated November 2, 2007 between Mines Management, Inc. and Silver Wheaton Corp.(8)
4.7	Registration Rights Agreement dated November 2, 2007 between Mines Management, Inc. and Silver Wheaton Corp.(9)
4.8	Amendment No. 1 to Registration Rights Agreement dated March 12, 2008 between Mines Management, Inc. and Silver Wheaton Corp.(10)
10.1	Right of First Refusal Agreement dated November 2, 2007 between Mines Management, Inc. and Silver Wheaton Corp.(11)
10.2	Employment Agreement dated August 7, 2007 between Mines Management, Inc. and Douglas Dobbs.(12)
10.3	Employment Agreement dated August 7, 2007 between Mines Management, Inc. and Glenn M. Dobbs.(13)
10.4	Employment Agreement dated August 7, 2007 between Mines Management, Inc. and James H. Moore.(14)
10.5	Mines Management, Inc., 1998 Stock Option Plan.(15)
10.6	Mines Management, Inc., 1998 Incentive Stock Option Plan.(15)
10.7	Mines Management, Inc., 2003 Stock Option Plan.(16)
10.8	Mines Management, Inc., 2003 Consultant Stock Compensation Plan.(16)
14	Code of Ethics.(17)
21	Subsidiaries of the Registrant.
23.1	Consent of Tanner LC.
23.2	Consent of LeMaster & Daniels PLLC
23.3	Consent of Mine Development Associates, Inc.
31.1	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14(a) and Rule 15d-14(a)(Section 302 of the Sarbanes-Oxley Act of 2002).
31.2	Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14(a) and Rule 15d-14(a)(Section 302 of the Sarbanes-Oxley Act of 2002).
32.1	Certificate of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
32.2	Certificate of Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

(1)
Incorporated by reference to Exhibit 3 of Form 10-SB filed November 12, 1998.

(2)
Incorporated by reference to Exhibit 3.1 of Form 10-Q for the quarter ended June 30, 2005.

(3)
Incorporated by reference to Exhibit 4.1 of Form S-3 filed June 12, 2006.

(4)
Incorporated by reference to Exhibit 4.1 to Form 8-K filed October 24, 2005.

(5)
Incorporated by reference to Exhibit 4.2 to Form 8-K filed October 24, 2005.

(6)
Incorporated by reference to Exhibit 4.3 to Form 8-K filed October 24, 2005.

(7)
Incorporated by reference to Exhibit 1.2 to Form 8-K filed April 20, 2007.

(8)
Incorporated by reference to Exhibit 4.1 to Form 10-Q for the quarter ended September 30, 2007.

(9)
Incorporated by reference to Exhibit 4.2 to Form 10-Q for the quarter ended September 30, 2007.

(10)
Incorporated by reference to Exhibit 4.8 of Form 10-K for the year ended December 31, 2007.

(11)
Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2007.

(12)
Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2007.

(13)
Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2007.

(14)
Incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended June 30, 2007.

(15)
Incorporated by reference to Form S-8 filed April 24, 2003.

(16)
Incorporated by reference to Form S-8 filed June 10, 2005.

(17)
Incorporated by reference to Exhibit 14.1 to Form 8-K filed December 8, 2008.