Form 10-Q
period 2009-03-31
MINES MANAGEMENT INC
filed 2009-05-11
CIK 66649

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒                             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

At May 11, 2009, 22,864,983 shares of common stock, par value $0.001 per share, were issued and outstanding.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

Some information contained in or incorporated by reference into this report may contain forward looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995.  These statements include, among other things, comments regarding further exploration and evaluation of the Montanore Project, including planned rehabilitation and extension of the Libby adit, drilling activities, feasibility determination, engineering studies, environmental and permitting requirements, process and timing; estimates of mineralized material and measured, indicated and inferred resources; financing needs; planned expenditures in 2009 and 2010; potential completion of a bankable feasibility study; and the markets for silver and copper.  The use of any of the words “development”, “anticipate”, “continues”, “estimate”, “expect”, “may”, “project”, “should”, “believe”, and similar expressions are intended to identify uncertainties.  The Company believes the expectations reflected in those forward looking statements are reasonable.  However, the Company cannot assure that the expectations will prove to be correct.  Actual results could differ materially from those anticipated in these forward looking statements as a result of the factors set forth below and other factors set forth and incorporated by reference into this report:

•                  Worldwide economic and political events affecting the supply of and demand for silver and copper;

•                  Volatility in the market price for silver and copper;

•                  Financial market conditions and the availability and cost of financing;

•                  Uncertainty regarding whether reserves will be established at Montanore;

•                  Uncertainties associated with developing new mines;

•                  Variations in ore grade and other characteristics affecting mining, crushing, milling and smelting and mineral recoveries;

•                  Geological, technical, permitting, mining and processing problems;

•                  The availability, terms, conditions and timing of required governmental permits and approvals, and potential opposition to the majority of permits;

•                  Uncertainty regarding future changes in applicable law or implementation of existing law;

•                  The availability of experienced employees; and

•                  The factors discussed under “Risk Factors” in our Form 10-K, for the period ending December 31, 2008.

MINES MANAGEMENT, INC.

FORM 10-Q

QUARTER ENDED March 31, 2009

PART I— FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Contents

Page

FINANCIAL STATEMENTS:

Condensed consolidated balance sheets	1

Condensed consolidated statements of operations	2

Condensed consolidated statements of cash flows	3

Notes to condensed consolidated financial statements	4-9

i

Mines Management, Inc. and Subsidiaries

(An Exploration Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2009	December 31, 2008
Assets
CURRENT ASSETS:
Cash and cash equivalents	$13,312,777	$15,448,159
Interest receivable	137,971	123,004
Prepaid expenses and deposits	111,992	147,887
Certificates of deposit	1,420,242	1,420,242
Restricted certificate of deposit	5,000,000	5,000,000
Total current assets	19,982,982	22,139,292

PROPERTY, PLANT AND EQUIPMENT:
Construction in progress	2,019,790	1,944,005
Mine buildings and leasehold improvements	836,454	836,454
Plant and equipment	8,075,220	8,075,220
Office equipment	335,505	331,765
	11,266,969	11,187,444
Less accumulated depreciation	1,751,096	1,473,253
	9,515,873	9,714,191
OTHER ASSETS:
Available-for-sale securities	277,555	201,782
Reclamation deposits	1,236,846	1,184,966
	1,514,401	1,386,748
	$31,013,256	$33,240,231
Liabilities and Stockholders’ Equity
CURRENT LIABILITIES:
Accounts payable	$798,969	$585,965
Payroll and payroll taxes payable	34,208	33,908
Line of credit	1,815,231	1,815,231
Warrant derivatives, current portion	79,695	—
Total current liabilities	2,728,103	2,435,104

LONG-TERM LIABILITIES:
Warrant derivatives	668,903	—
Asset retirement obligation	380,752	376,233
Total liabilities	3,777,758	2,811,337

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock — no par value, 10,000,000 shares authorized; -0- shares issued and outstanding	—	—
Common stock —$0.001 par value, 100,000,000 shares authorized; 22,756,848 shares issued and outstanding	22,757	22,757
Additional paid-in capital	66,720,567	66,995,956
Accumulated deficit	(1,117,306)	(1,117,306)
Deficit accumulated during the exploration stage	(36,841,561)	(33,847,781)
Accumulated other comprehensive loss	(1,548,959)	(1,624,732)
Total stockholders’ equity	27,235,498	30,428,894
	$31,013,256	$33,240,231

See accompanying notes to condensed consolidated financial statements.

Mines Management, Inc. and Subsidiaries

(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,		From Inception of Exploration Stage August 12, 2002 Through March 31,
	2009	2008	2009
REVENUE:
Royalties	$2,093	$3,080	$72,440
OPERATING EXPENSES:
General and administrative	822,091	746,299	18,470,510
Technical services	1,564,780	774,938	14,108,181
Depreciation	277,843	254,946	1,739,598
Legal, accounting, and consulting	119,470	263,674	2,492,315
Fees, filing, and licenses	45,863	52,061	1,867,416
Loss from warrant derivatives	272,217	—	272,217
Exploration	—	—	165,176
Impairment of mineral properties	—	—	504,492
Total operating expenses	3,102,264	2,091,918	39,619,905
LOSS FROM OPERATIONS	(3,100,171)	(2,088,838)	(39,547,465)
OTHER INCOME:
Interest income	121,295	283,605	2,741,334
Interest expense	(14,904)	(85)	(35,430)
	106,391	283,520	2,705,904
NET LOSS	$(2,993,780)	$(1,805,318)	$(36,841,561)
NET LOSS PER SHARE (basic and diluted)	$(0.13)	$(0.08)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (basic and diluted)	22,756,848	22,415,581

See accompanying notes to condensed consolidated financial statements.

 Mines Management, Inc. and Subsidiaries

(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,		From Inception of Exploration Stage August 12, 2002 Through March 31,
Increase (Decrease) in Cash and Cash Equivalents	2009	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,993,780)	$(1,805,318)	$(36,841,561)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	200,992	85,126	6,941,751
Stock received for services	—	—	(11,165)
Depreciation	277,843	254,946	1,739,598
Accretion of asset retirement obligation	4,519	18,787	36,565
Loss from warrant derivatives	272,217	—	272,217
Impairment of mineral properties	—	—	504,492
Changes in assets and liabilities:
Interest receivable	(14,967)	31,326	(137,971)
Prepaid expenses and deposits	35,895	24,379	(172,403)
Accounts payable	213,004	(1,117,682)	798,805
Payroll and payroll taxes payable	300	(6,123)	31,028
Net cash used in operating activities	(2,003,977)	(2,514,559)	(26,838,644)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(3,740)	(824,578)	(7,591,288)
Proceeds from disposition of property and equipment	—	33,154	35,423
Construction in progress	(75,785)	(72,571)	(3,353,582)
(Purchase) maturity of certificates of deposit	(51,880)	—	(7,596,177)
Purchase of available-for-sale securities	—	—	(1,815,348)
Increase in mineral properties	—	—	(144,312)
Net cash used in investing activities	(131,405)	(863,995)	(20,465,284)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	—	—	1,815,231
Net proceeds from sale of common stock	—	812,000	58,754,139
Net cash provided by financing activities	—	812,000	60,569,370
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,135,382)	(2,566,554)	13,265,442
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	15,448,159	29,743,372	47,335
CASH AND CASH EQUIVALENTS, END OF PERIOD	$13,312,777	$27,176,818	$13,312,777
SUPPLEMENTAL INFORMATION:
Interest paid	$14,904	$85	$34,430
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Initial measurement of asset retirement obligation	$—	$306,013	$344,187

See accompanying notes to condensed consolidated financial statements.

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Organization:

Mines Management, Inc. (the Company) is an Idaho corporation incorporated in 1947.  The Company acquires, explores, and develops mineral properties in North America.

Summary of Significant Accounting Policies:

These unaudited interim financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company’s consolidated financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions, which could have a material effect on the reported amounts of the Company’s consolidated financial position and results of operations. Operating results for the three month period ended March 31, 2009, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2009.

For further information refer to the consolidated financial statements and footnotes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

(a)                                  Exploration Stage Enterprise

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

(b)                                 Mining properties, exploration and development costs

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

(c)                                  Stock compensation

The Company measures and records the costs of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, recognized over the period during which an employee is required to provide services in exchange for such award.  Compensation cost is recognized for awards granted and for awards modified, repurchased or cancelled.  At March 31, 2009, the Company had three stock option plans which are described more fully in note 9.

(d)                                 Net loss per share

Basic loss per share is computed on the basis of the weighted average number of shares outstanding during the periods.  Diluted loss per share is calculated on the basis of the weighted average number of shares outstanding during the period plus the effect of potential dilutive shares during the period.  Potential dilutive shares include outstanding stock options and warrants.  For periods in which a net loss is reported, potential dilutive shares are excluded because they are antidilutive.  Therefore, basic loss per share is the same as diluted loss per share for the periods ended March 31, 2009 and 2008.

(e)                                  Reclassifications

Certain amounts in the prior-period financial statements have been reclassified for comparative purposes to conform to current period presentation with no effect on total assets or net loss as previously reported.

(f)                                    New accounting standards

Effective January 1, 2009 we adopted the provisions of Emerging Issues Task Force Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07-5”).  EITF 07-5 applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative, as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and to any freestanding financial instruments that are potentially settled in an entity’s own common stock.  As a result of adopting EITF 07-5, 1,882,484 of our issued and outstanding common stock purchase warrants previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment.  As such, effective January 1, 2009 we reclassified the fair value of these common stock purchase warrants, which have exercise price reset features, from equity to liability status as if these warrants were treated as a derivative liability since their date of issue.  On January 1, 2009, we reclassified from additional paid-in capital, as a cumulative effect adjustment, $476,381 to beginning retained earnings to recognize the fair value of such warrants on such date.  The fair value of these common stock purchase warrants increased to $748,598 as of March 31, 2009.  As such, a $272,217 loss from the change in fair value of these warrants for the three months ended March 31, 2009 was included in the Statement of Operations.

These common stock purchase warrants were initially issued in connection with our issuance of common shares in 2004 and 2005 and were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation.  The warrants do not qualify for hedge accounting, and as such, all future changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expire.  These common stock purchase warrants do not trade in an active securities market, and as such, we estimate the fair value of these warrants using the Black-Scholes option pricing model using the following assumptions:

	March 31, 2009	January 1, 2009
Weighted average risk-free interest rate	0.76%	0.82%
Weighted average volatility	91.80%	87.77%
Expected dividend yield	—	—
Weighted average expected life (in years)	1.4	1.7

Expected volatility is based primarily on historical volatility.  Historical volatility was computed using weekly pricing observations for recent periods that correspond to the last twenty-four months.  We believe this method produces an estimate that is representative of our expectations of future volatility over the expected term of these warrants.  We currently have no reason to believe future volatility over the expected remaining life of these warrants is likely to differ materially from historical volatility.  The expected life is based on the remaining term of the warrants.  The risk-free interest rate is based on one-year U.S. Treasury securities.

NOTE 2 — PROPERTY, PLANT AND EQUIPMENT:

Construction has begun on the underground electrical, pumping, and ventilation systems at the Libby adit at the Montanore Project.  The anticipated cost of these projects is expected to total $2,517,000, with approximately $1,500,000 included in construction in progress as of March 31, 2009.  Also included in construction in progress as of March 31, 2009 is $176,000 in costs associated with the construction of a nitrate treatment and removal system at the Montanore Project site.  The estimated total cost of this project is $1,798,000.

Included in the Company’s construction in progress account is an asset of approximately $344,000 related to an asset retirement obligation associated with the Company’s underground evaluation program at the Montanore Project, as further described in note 6.

NOTE 3 — CERTIFICATES OF DEPOSIT:

The Company owns six $236,707 certificates of deposit for a total of $1,420,242.  These investments mature in 2009 and bear interest at the rate of 4.21%.  The Company purchased a $5,000,000 certificate of deposit during 2008 which is collateral for the line of credit described in note 5.  This certificate matures in September 2009 and bears interest at the rate of 3.54%.

The Company also has a certificate of deposit pledged as security for a Letter of Credit to the Montana Department of Environmental Quality as a reclamation guarantee for the Montanore expansion evaluation program.  This certificate matures on January 3, 2010, currently bears interest at the rate of 2.57% and automatically renews annually.  As of March 31, 2009 and December 31, 2008, respectively, the $1,175,935 and $1,124,055 certificate of deposit is included with reclamation deposits on the Condensed Consolidated Balance Sheets.

NOTE 4 — AVAILABLE-FOR-SALE SECURITIES:

The following table summarizes the Company’s available-for-sale securities:

	March 31, 2009	December 31, 2008
Cost	$1,826,513	$1,826,513
Unrealized Gains	2,163	8,263
Unrealized Losses	(1,551,121)	(1,632,994)
Fair Market Value	$277,555	$201,782

Effective January 1, 2008, the Company adopted the provisions of Statement of Financial Accounting Standards No. 157, Fair Value Measurements (FAS 157) for the financial assets and liabilities measured at fair value on a recurring basis.  FAS 157 establishes a framework for measuring fair value in the form of a fair value hierarchy which prioritizes inputs into valuation techniques used to measure fair value into three broad levels.  This hierarchy gives the highest priority to quoted prices in active markets (Level 1) and the lowest priority to unobservable inputs (Level 3).  The Company’s available-for-sale securities are classified within Level 1 of the fair value hierarchy.  These securities are comprised of common stocks which have been valued using quoted prices in active markets.

NOTE 5 — LINE OF CREDIT:

In connection with the acquisition of certain investments during 2008, the Company entered into a line of credit agreement with a credit limit of $5,000,000 bearing interest at a rate equal to the Washington Trust Bank Index Rate which was 3.25% at March 31, 2009.  The line of credit had an outstanding balance of $1,815,231 as of March 31, 2009 and December 31, 2008.  The line of credit matures on September 17, 2009 and is secured by a $5,000,000 certificate of deposit.

NOTE 6 — ASSET RETIREMENT OBLIGATION:

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

Three Months Ended March 31, 2009
Balance January 1, 2009	376,233
Accretion expense	4,519
Balance March 31, 2009	380,752

NOTE 7 — COMPREHENSIVE LOSS:

For the three months ended March 31, 2009 and 2008, comprehensive loss was $2,674,770 and $1,857,407, respectively.  The difference between net loss and comprehensive loss was due to unrealized gains (losses) on the Company’s marketable securities.

NOTE 8 — CONCENTRATION OF CREDIT RISK:

The Company maintains its cash and cash equivalents in one financial institution.  In October 2008, the Emergency Economic Stabilization Act of 2008 temporarily increased FDIC insurance from $100,000 to $250,000 per depositor through December 31, 2009.  The Company’s total uninsured bank deposit balance totaled approximately $20,659,000 as of March 31, 2009.  To date, the Company has not experienced a material loss or lack of access to its invested cash or cash equivalents; however no assurance can be provided that access to the Company’s invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

NOTE 9 — STOCKHOLDERS’ EQUITY:

Common Stock:

In 2004, the Company sold 1,285,000 common shares for $6,425,000 ($5.00 per share).  The Company paid a cash finder’s fee of 7% of the gross purchase price received in the offering.  In connection with the stock sales, the Company issued warrants to purchase up to 511,000 shares of common stock at $7.25 per share through February 18, 2009, including 3% warrant compensation, or warrants to purchase 192,750 common shares, issued to the finder.  In January of 2009, the Company extended the expiration date of the outstanding warrants to February 10, 2010.  These warrants were repriced to $6.00 per share in October 2005, to $5.00 per share in April 2007, and to $4.00 per share in November 2007 in accordance with the terms of the 2004 warrant agreement. Cumulative warrants exercised relating to this issue were 148,750 at March 31, 2009 and December 31, 2008.

In 2005, the Company sold 1,016,667 common shares for $6,100,002 ($6.00 per share).  The Company paid a cash finder’s fee of 7% of the gross purchase price received in the offering.  In connection with the stock sales, the Company granted warrants to purchase up to 737,084 shares of common stock at $8.25 per share through October 20, 2010, which included 3.75% warrant compensation, or warrants to purchase 228,750 common shares, issued to the finder.  These warrants were repriced at $5.00 per share in April 2007, and to $4.00 per share in November 2007, and the number of shares purchasable on exercise of options increased, in accordance with the anti-dilution provisions of the 2005 warrant agreement.  To date, no warrants relating to this issue have been exercised.

In 2005, the Company sold 40,000 common shares for $240,000 ($6.00 per share).

On April 20, 2007, the Company completed a public offering of 6,000,000 units at a price of $5.00 per unit, resulting in gross proceeds of $30,000,000 ($28,200,000 net proceeds).  Each unit is comprised of one share of common stock and one-half of one common stock purchase warrant, with each full warrant being exercisable for five years to purchase one share of common stock at a price of $5.75 per share.  The warrants are listed on the Toronto Stock Exchange and are tradable in US dollars under the symbol MGT.WT.U.  During the year ended December 31, 2008, the Company paid approximately $241,000 in legal fees directly related to the 2007 common stock offering.

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

On November 2, 2007, the Company sold 2,500,000 common shares at a price of $4.00 per share, resulting in gross proceeds of $10,000,000.  In connection with the stock sale, the Company entered into a Right of First Refusal agreement (the “ROFR”) which grants a twenty-year right of first proposal and a right to match third-party proposals, to purchase all or any portion of silver mined, produced or recovered by the Company in the State of Montana.  The ROFR does not apply to trade sales and spot sales in the ordinary course of business or forward sales, in each case, for which no upfront payment is received by the Company.

The following table summarizes exercise prices and expiration dates of outstanding common stock purchase warrants as of March 31, 2009.

Number of Warrants	Exercise Price	Expiration Date
362,250	$4.00	February 10, 2010
1,520,234	$4.00	October 20, 2010
3,418,300	$5.75	April 20, 2012
5,300,784

Preferred Stock:

The Company has authorized 10,000,000 shares of no par value preferred stock.  Through March 31, 2009, the Company had not issued any preferred stock.

NOTE 10 — STOCK OPTIONS:

During the year ended December 31, 2003, the stockholders of the Company approved two stock-based compensation plans – the 2003 Stock Option Plan (which includes both qualified and nonqualified options) and the 2003 Consultant Stock Compensation Plan.  Under the 2003 Stock Option Plan, the Company may grant options to purchase up to 1,200,000 shares of common stock.  Under the 2003 Consultant Stock Compensation Plan, the Company could grant options to purchase up to 400,000 shares of common stock.  During 2004, the Company increased the maximum number of common shares available under the 2003 Stock Option Plan and the 2003 Consultant Stock Compensation Plan to 3,000,000 and 700,000 shares, respectively.  The shares are issued from the Company’s authorized and unissued common stock upon exercise.

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

The Company has a policy of re-pricing stock options when the market price of the stock is $1.00 below the exercise price of the outstanding option.  The newly issued option has the same vesting schedule and expiration date as the option that is cancelled.  During 2008, the Company cancelled and reissued 3,452,000 stock options held by 20 employees, including officers and directors.  As a result of the repricing of stock options, the Company recognized additional compensation expense of $50,200 and $-0- for the three months ended March 31, 2009 and 2008, respectively.  There were no stock options re-priced during 2009.

A summary of the option activity under the Plans as of March 31, 2009, and changes during the period then ended, is presented below:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2009	2,271,000	$1.37
Forfeited or expired	(13,000)	$2.77
Outstanding at March 31, 2009	2,258,000	$1.36	2.84	$1,938,960
Exercisable at March 31, 2009	1,748,000	$1.37	2.22	$1,117,660

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

	Three Months Ended March 31,
	2009(1)	2008
Weighted average risk-free interest rate	—	3.85%
Weighted average volatility	—	56.95%
Expected dividend yield	—	—
Weighted average expected life (in years)	—	2.00

(1) No options were granted during the period ending March 31, 2009.

The weighted average grant-date fair value of options granted during the periods ending March 31, 2009 and 2008 was $-0- and $1.12.  The total intrinsic value of options exercised during the three months ended March 31, 2009 and 2008 was $-0- and $1,311,230, respectively.  There were no options exercised during the three months ended March 31, 2009.  During the three months ended March 31, 2008, there were 520,000 stock options exercised with a weighted average exercise price of $1.65.

A summary of the status of the Company’s nonvested options as of March 31, 2009, and changes during the period then ended, is presented below:

	Number of Options	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2009	510,000	$1.33
Granted	—	—
Vested	—	—
Nonvested at March 31, 2009	510,000	$1.33

As of March 31, 2009, there was $113,843 of unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans.  That cost is expected to be recognized over a weighted-average period of less than one year.

Total compensation costs recognized for stock-based employee compensation awards was $220,992 and $55,535 for the periods ended March 31, 2009 and 2008, respectively.  Total costs recognized for stock-based compensation awards for services performed by outside parties was $-0- and $29,591 for the periods ended March 31, 2009 and 2008, respectively. These costs were included in general and administrative expenses and technical services on the Statement of Operations.  Cash received from options exercised under all share-based payment arrangements during the periods ended March 31, 2009 and 2008 was $-0- and $800,000, respectively.

ITEM 2.                                                 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2008, as well as with the financial statements and related notes and the other information appearing elsewhere in this report.  As used in this report, unless the context otherwise indicates, references to “we,” “our,” the “Company” and “us” refer to Mines Management, Inc. and its subsidiaries collectively.

Overview

We are an exploration stage company with a large silver-copper project, the Montanore Project, located in northwestern Montana.  The Montanore Silver-Copper Project continues to be the Company’s sole focus.  In addition to its advanced exploration and delineation drilling program, the Company is continuing its repermitting efforts with federal and state agencies and its engineering optimization review of the Project.

In the first quarter of 2009:

•                  The U.S. Forest Service and the Montana DEQ issued the draft environmental impact statement (EIS) for the 90 day public comment period which ends on May 28, 2009.

•                  Small Mine Development (SMD), the Company’s underground mine contractor, continued the excavation of two sumps and placed them into service as part of the adit dewatering system to clarify water before sending it to the water treatment plant.

•                  The Company maintained a strong cash and investment position at March 31, 2009, with $17.9 million of unrestricted cash, availability under its line of credit, and unrestricted certificates of deposit.

•                  The Company implemented a program to reduce expenditures and conserve cash during the current metal price downturn.

The net cash expenditures for the quarter ended March 31, 2009 was $2.1 million for operating and investing activities.  Management has reviewed near term spending forecast and implemented a plan to diligently conserve cash where prudent. The Company believes that it has sufficient working capital to complete the rehabilitation of the Libby adit and commencement of delineation drilling.

Advanced Exploration and Delineation Drilling Program

Libby operations in the first quarter of 2009 included continued operations on the Montanore site water treatment system, construction of dewatering sumps, completion of the design work of the nitrate removal system and continued planning for the rehabilitation of the 14,000 foot Libby adit.

Small Mine Development, our adit rehabilitation contractor, is currently re-bolting and scaling the entry of the adit.  At of the end of March 2009, it has advanced in excess of 5000 feet.  Advance rates are expected to increase as Small Mine Development gains familiarity with our equipment and develops a systematic approach to the work.  Thus far, the ground conditions appear to be as expected.  Original projections had required that welded wire mesh be installed on the ribs down approximately 5 ft. from the sill.  After the first quarter advance, it now appears that this may not be necessary throughout the adit.

Dewatering is advancing ahead of the decline rehabilitation at a rate of approximately 350 gallons per minute through the treatment plant.  With more consistent flow, the treatment plant is experiencing a few difficulties that were not apparent at the lower flow rates.  These challenges are being addressed as they appear and thus far, none has had an adverse impact on the ability to keep the dewatering ahead of the rehabilitation.

Engineering for the nitrate removal addition to the water treatment system is complete, but construction is on hold pending receipt of the EIS and Record of Decision (ROD).  Construction of the nitrate system is scheduled to start and be completed prior to beginning to drive the final section of the adit to reach the ore body and install drill stations.  The current schedule is to begin construction of the concrete chambers in the early fall of 2009 or late April/early May of 2010 based on timing of receipt of the ROD following completion of the final EIS.

Engineering and geology work continues using existing information.  Geology confirmation mapping is beginning with the advance of the rehabilitation down the decline.  Currently, a system is being developed to evaluate the water producing areas as they are encountered.

Permitting and Environmental

In the first quarter of 2009, the U.S Forest Services (USFS) and the Montana Department of Environmental Quality (MDEQ) completed the draft environmental impact statement.  The public notice of availability was published and the document was made available for public review.  The public comment period ends May 28, 2009.  The Company is reviewing the draft environmental impact statement (DEIS) and will provide comments prior to the deadline.  A public meeting was held on April 16, 2009 at which the agencies accepted additional comments from the public.

The Company continues to work with the agencies on other issues during the public comment period.  In addition, the Company has initiated discussions with the USFS and MDEQ on the selection of the preferred alternative process once the public comment period closes.  Preliminary discussions with the USFS and the U.S. Fish and Wildlife Service were completed in the first quarter of 2009 concerning the biological assessment and biological opinion that will be initiated once a preferred alternative is selected by the agencies.

The Army Corps of Engineers (ACOE) is evaluating information to determine the Least Damaging Practical Alternative (LDPA) for the tailings impoundment  The ACOE previously considered the Poorman Creek Impoundment alternative as its preliminary LDPA, but is now reviewing comments provided by the USFS concerning the Little Cherry Creek Impoundment alternative.  Following review, it will determine which alternative will finally be selected as the LDPA.

The Company submitted a three-dimensional numerical hydrologic model to the agencies as part of the DEIS comments.  The agencies completed a two-dimensional numerical hydrologic model to predict groundwater/surface water issues.  The Company’s model is the next level of technical predictions that can incorporate geology, structures and other important hydrologic features.  The Company anticipates working with the agencies to incorporate the more dynamic numerical model as part of the update to the final EIS.

Financial and Operating Results

Mines Management, Inc. is an exploration stage company with a large silver-copper project, the Montanore Project, located in northwestern Montana.  None of our properties, including our principal property, the Montanore Project, is currently in production.  The Company continues to expense all of its expenditures when incurred, with the exception of equipment and site infrastructure, which are capitalized.  Financial results of operations include primarily interest income, general and administrative expenses, permitting, project advancement and engineering expenses.

Quarter Ended March 31, 2009

The Company reported a net loss for the quarter ended March 31, 2009 of $3.0 million, or $0.13 per share, compared to a net loss of $1.8 million, or $0.08 per share, for the quarter ended March 31, 2008.  The $1.2 million increase in net loss in the first quarter of 2009 is attributable to increases in technical expenses of approximately $0.8 million over the first quarter of 2008, principally  due to payments to underground mining contractor SMD for site rehabilitation, sump construction and dewatering, and for EIS technical consultants , environmental expenses, and permitting.  General and administrative expenses increased $0.1 million due to the addition of supervisory mine site employees since the first quarter of 2008 and normal annual wage increases, offset by decreases of $0.1 million in legal, accounting and consulting expenses in the first quarter of 2009 over the comparable 2008 period.  As a result of adopting a new accounting standard, the Company had a loss from the change in fair value of warrants classified as derivative instruments of $0.3 million for the quarter ended March 31, 2009.  Interest income also decreased by $0.2 million, as the Company’s interest-bearing bank balances declined.

Liquidity

During the quarter ended March 31, 2009, the net cash used for operating activities was $2.0 million, which consisted largely of permitting and technical expenses associated with increased activities at the Montanore Project site.  The net cash used in investing activities during the quarter was $0.1 million, for construction in progress.

We are taking steps to reduce activity levels, including capital expenditures, until the timing of the Record of Decision becomes more clear.  We anticipate expenditures of approximately $9.0 million the final three quarters of 2009, which will consist of $1.5 million per quarter for general and administrative expenses and $4.5 million for ongoing expense of preparation for the delineation drilling program and addition mine scoping studies.  Given our current cash position of

$17.9 million on March 31, 2009, we will require approximately $10.0 million of external financing  in 2010 to fund the final phases of the advanced exploration program and delineation drilling program and completion of a bankable feasibility study.  The Company will investigate financing opportunities and options from equity and debt financing during the current year.

Off-Balance Sheet Arrangements

At March 31, 2009, we had no existing off-balance sheet arrangements, as defined under SEC rules, that have or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

ITEM 4.                                                  CONTROLS AND PROCEDURES

Glenn M. Dobbs, the Company’s President and CEO, and James H. Moore, the Company’s Chief Financial Officer and Treasurer, have evaluated the Company’s disclosure controls and procedures as of March 31, 2009.  Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are designed and were effective as of March 31, 2009 to give reasonable assurances that the information required to be disclosed in the reports that the Company’s files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is also accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarterly period ended March 31, 2009 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II  — OTHER INFORMATION

ITEM 1.                                                     LEGAL PROCEEDINGS

None.

ITEM 1A.                                            RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition and/or future results.  The risks described in our Annual Report on Form 10-K are not the only risks facing us.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.                                                     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                                                     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                                                     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.                                                     OTHER INFORMATION

None.

ITEM 6.                                                     EXHIBITS

Exhibit No.	Title of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C., 1350 (Section 906 of the Sarbanes-Oxley Act)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C., 1350 (Section 906 of the Sarbanes-Oxley Act)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned thereunto duly authorized.

MINES MANAGEMENT, INC.

Date: May 11, 2009	By:	/s/ Glenn M. Dobbs
Glenn M. Dobbs
President and Chief Executive Officer

	By:	/s/ James H. Moore
Date: May 11, 2009		James H. Moore
Chief Financial Officer