Form 10-Q
period 2009-06-30
MINES MANAGEMENT INC
filed 2009-08-07
CIK 66649

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

At August 7, 2009,  22,881,758 shares of common stock, par value $0.001 per share, were issued and outstanding.

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

•                  Financial market conditions and the availability and cost of financing

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

QUARTER ENDED June 30, 2009

PART I— FINANCIAL INFORMATION

ITEM 1.                                           FINANCIAL STATEMENTS (UNAUDITED)

Contents

Page
FINANCIAL STATEMENTS:

Condensed consolidated balance sheets	1

Condensed consolidated statements of operations	2

Condensed consolidated statements of cash flows	3

Notes to condensed consolidated financial statements	4-10

i

Mines Management, Inc. and Subsidiaries

(An Exploration Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2009	December 31, 2008
Assets
CURRENT ASSETS:
Cash and cash equivalents	$10,908,171	$15,448,159
Interest receivable	204,860	123,004
Prepaid expenses and deposits	193,488	147,887
Certificates of deposit	1,420,242	1,420,242
Restricted certificate of deposit	5,000,000	5,000,000
Total current assets	17,726,761	22,139,292

PROPERTY, PLANT AND EQUIPMENT:
Construction in progress	2,031,994	1,944,005
Mine buildings and leasehold improvements	836,454	836,454
Plant and equipment	8,075,220	8,075,220
Office equipment	335,505	331,765
	11,279,173	11,187,444
Less accumulated depreciation	2,028,722	1,473,253
	9,250,451	9,714,191
OTHER ASSETS:
Available-for-sale securities	398,438	201,782
Reclamation deposits	1,236,846	1,184,966
	1,635,284	1,386,748
	$28,612,496	$33,240,231
Liabilities and Stockholders’ Equity
CURRENT LIABILITIES:
Accounts payable	$379,608	$585,965
Payroll and payroll taxes payable	37,194	33,908
Line of credit	1,815,231	1,815,231
Warrant derivatives, current portion	28,980	—
Total current liabilities	2,261,013	2,435,104

LONG-TERM LIABILITIES:
Warrant derivatives	395,261	—
Asset retirement obligation	385,377	376,233
Total liabilities	3,041,651	2,811,337

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock — no par value, 10,000,000 shares authorized; -0- shares issued and outstanding	—	—
Common stock —$0.001 par value, 100,000,000 shares authorized; 22,881,758 and 22,756,848 shares issued and outstanding, respectively	22,882	22,757

Additional paid-in capital	66,875,507	66,995,956
Accumulated deficit	(1,117,306)	(1,117,306)
Deficit accumulated during the exploration stage	(38,782,162)	(33,847,781)
Accumulated other comprehensive loss	(1,428,076)	(1,624,732)
Total stockholders’ equity	25,570,845	30,428,894
	$28,612,496	$33,240,231

See accompanying notes to condensed consolidated financial statements.

Mines Management, Inc. and Subsidiaries

(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,		From Inception of Exploration Stage August 12, 2002 Through June 30,
	2009	2008	2009	2008	2009
REVENUE:
Royalties	$1,468	$5,247	$3,561	$8,327	$73,908
OPERATING EXPENSES:
General and administrative	848,282	1,430,836	1,670,373	2,177,135	19,318,792
Technical services	1,053,649	838,693	2,618,429	1,613,631	15,161,830
Depreciation	277,626	276,439	555,469	531,385	2,017,224
Legal, accounting, and consulting	169,040	196,141	288,510	459,815	2,661,355
Fees, filing, and licenses	6,594	46,645	52,457	98,706	1,874,010
Exploration	—	—	—	—	165,176
Impairment of mineral properties	—	—	—	—	504,492
Total operating expenses	2,355,191	2,788,754	5,185,238	4,880,672	41,702,879
LOSS FROM OPERATIONS	(2,353,723)	(2,783,507)	(5,181,677)	(4,872,345)	(41,628,971)
OTHER INCOME:
Gain from warrant derivatives	324,357	—	52,140	—	52,140
Interest income	103,709	198,212	225,004	481,817	2,845,043
Interest expense	(14,944)	—	(29,848)	(85)	(50,374)
	413,122	198,212	247,296	481,732	2,846,809
NET LOSS	$(1,940,601)	$(2,585,295)	$(4,934,381)	$(4,390,613)	$(38,782,162)
NET LOSS PER SHARE (basic and diluted)	$(0.08)	$(0.11)	$(0.22)	$(0.19)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (basic and diluted)	22,837,603	22,746,220	22,797,448	22,580,900

See accompanying notes to condensed consolidated financial statements.

Mines Management, Inc. and Subsidiaries

(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,		From Inception of Exploration Stage August 12, 2002 Through June 30,
Increase (Decrease) in Cash and Cash Equivalents	2009	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,934,381)	$(4,390,613)	$(38,782,162)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	336,707	727,909	7,077,466
Stock received for services	—	—	(11,165)
Depreciation	555,469	531,385	2,017,224
Accretion of asset retirement obligation	9,144	22,973	41,190
Gain from warrant derivatives	(52,140)		(52,140)
Impairment of mineral properties	—	—	504,492
Changes in assets and liabilities:
Interest receivable	(81,856)	3,374	(204,860)
Prepaid expenses and deposits	(45,601)	(70,657)	(253,899)
Accounts payable	(206,357)	(1,509,230)	379,444
Payroll and payroll taxes payable	3,286	1,914	34,014
Net cash used in operating activities	(4,415,729)	(4,682,945)	(29,250,396)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(3,740)	(859,531)	(7,591,288)
Proceeds from disposition of property and equipment	—	33,154	35,423
Construction in progress	(87,989)	(102,091)	(3,365,786)
Purchase of certificates of deposit	(51,880)	—	(7,596,177)
Purchase of available-for-sale securities	—	—	(1,815,348)
Increase in mineral properties	—	—	(144,312)
Net cash used in investing activities	(143,609)	(928,468)	(20,477,488)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	—	—	1,815,231
Net proceeds from sale of common stock	19,350	571,444	58,773,489
Net cash provided by financing activities	19,350	571,444	60,588,720
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,539,988)	(5,039,969)	10,860,836
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	15,448,159	29,743,372	47,335
CASH AND CASH EQUIVALENTS, END OF PERIOD	$10,908,171	$24,703,403	$10,908,171
SUPPLEMENTAL INFORMATION:
Interest paid	$30,166	$85	$50,692
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Initial measurement of asset retirement obligation	$—	$344,187	$344,187

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

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company’s consolidated financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions, which could have a material effect on the reported amounts of the Company’s consolidated financial position and results of operations. Operating results for the three and six month periods ended June 30, 2009, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2009.

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

(c)                                  Stock compensation

The Company measures and records the costs of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, recognized over the period during which an employee is required to provide services in exchange for such award.  Compensation cost is recognized for awards granted and for awards modified, repurchased or cancelled.  At June 30, 2009, the Company had three stock option plans which are described more fully in note 10.

(d)                                 Net loss per share

Basic loss per share is computed on the basis of the weighted average number of shares outstanding during the periods.   Diluted loss per share is calculated on the basis of the weighted average number of shares outstanding during the period plus the effect of potential dilutive shares during the period.  Potential dilutive shares include outstanding stock options and warrants.  For periods in which a net loss is reported, potential dilutive shares are excluded because they are antidilutive.  Therefore, basic loss per share is the same as diluted loss per share for the periods ended June 30, 2009 and 2008.

(e)                                  Reclassifications

Certain amounts in the prior-period financial statements have been reclassified for comparative purposes to conform to current period presentation with no effect on total assets or net loss as previously reported.

(f)                                    New accounting standards

Effective January 1, 2009 the Company adopted the provisions of Emerging Issues Task Force Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07-5”).  EITF 07-5 applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative, as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and to any freestanding financial instruments that are potentially settled in an entity’s own common stock.  As a result of adopting EITF 07-5, 1,882,484 of the Company’s issued and outstanding common stock purchase warrants previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment. As such, effective January 1, 2009 the Company reclassified the fair value of these common stock purchase warrants, which have exercise price reset features, from equity to liability status as if these warrants were treated as a derivative liability since their date of issue.  On January 1, 2009, the Company reclassified from additional paid-in capital, as a cumulative effect adjustment, $476,381 to beginning retained earnings to recognize the fair value of such warrants on such date.  The fair value of these common stock purchase warrants decreased to $424,241 as of June 30, 2009.  As such, a $52,140 gain from the change in fair value of these warrants for the six months ended June 30, 2009 was included in the Statement of Operations.  The warrants had a fair value of $748,598 as of March 31, 2009, resulting in a gain of $324,357 from the change in fair value for the three months ended June 30, 2009.

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

	June 30, 2009	January 1, 2009
Weighted average risk-free interest rate	0.52%	0.82%
Weighted average volatility	97.58%	87.77%
Expected dividend yield	—	—
Weighted average expected life (in years)	1.2	1.7

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

NOTE 2  — PROPERTY, PLANT AND EQUIPMENT:

Construction has begun on the underground electrical, pumping, and ventilation systems at the Libby adit at the Montanore Project.  The anticipated cost of these projects is expected to total $2,517,000, with approximately $1,500,000 included in construction in progress as of June 30, 2009.  Also included in construction in progress as of June 30, 2009 is $188,000 in costs associated with the construction of a nitrate treatment and removal system at the Montanore Project site.  The estimated total cost of this project is $1,798,000.

Included in the Company’s construction in progress account is an asset of approximately $344,000 related to an asset retirement obligation associated with the Company’s underground evaluation program at the Montanore Project, as further described in note 6.

NOTE 3  — CERTIFICATES OF DEPOSIT:

The Company owns six $236,707 certificates of deposit for a total of $1,420,242.  These investments mature in August 2009 and bear interest at the rate of 4.21%.  The Company purchased a $5,000,000 certificate of deposit during 2008 which is collateral for the line of credit described in note 5.  This certificate matures in September 2009 and bears interest at the rate of 3.54%.

The Company also has a certificate of deposit pledged as security for a Letter of Credit to the Montana Department of Environmental Quality as a reclamation guarantee for the Montanore expansion evaluation program.  This certificate matures on January 3, 2010, currently bears interest at the rate of 2.57% and automatically renews annually.  This certificate of deposit ($1,175,935 and $1,124,055 at June 30, 2009 and December 31, 2008, respectively) is included with reclamation deposits on the Condensed Consolidated Balance Sheets.

NOTE 4  — AVAILABLE-FOR-SALE SECURITIES:

The following table summarizes the Company’s available-for-sale securities:

	June 30, 2009	December 31, 2008
Cost	$1,826,513	$1,826,513
Unrealized Gains	15,123	8,263
Unrealized Losses	(1,443,198)	(1,632,994)
Fair Market Value	$398,438	$201,782

Effective January 1, 2008, the Company adopted the provisions of Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157) for the financial assets and liabilities measured at fair value on a recurring basis.  SFAS 157 establishes a framework for measuring fair value in the form of a fair value hierarchy which prioritizes inputs into valuation techniques used to measure fair value into three broad levels.  This hierarchy gives the highest priority to quoted prices in active markets (Level 1) and the lowest priority to unobservable inputs (Level 3).  The Company’s available-for-sale securities are classified within Level 1 of the fair value hierarchy.  These securities are comprised of common stocks which have been valued using quoted prices in active markets.

NOTE 5  — LINE OF CREDIT:

In connection with the acquisition of certain investments during 2008, the Company entered into a line of credit agreement with a credit limit of $5,000,000 bearing interest at a rate equal to the Washington Trust Bank Index Rate which was 3.25% at June 30, 2009.  The line of credit had an outstanding balance of $1,815,231 as of June 30, 2009 and December 31, 2008.  The line of credit matures on September 17, 2009 and is secured by a $5,000,000 certificate of deposit.

NOTE 6  —ASSET RETIREMENT OBLIGATION:

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

	Six Months Ended June 30, 2009	Year Ended December 31, 2008
Balance January 1,	376,233	—
Revision of estimate	—	306,013
Accretion expense	4,519	18,787
Balance March 31,	380,752	324,800
Revision of estimate	—	38,174
Accretion expense	4,625	4,186
Balance June 30,	385,377	367,160
Accretion expense		4,509
Balance September 30,		371,669
Accretion expense		4,564
Balance December 31,		376,233

NOTE 7  — COMPREHENSIVE LOSS:

For the six months ended June 30, 2009 and 2008, comprehensive loss was $4,737,725 and $4,419,202 respectively.  For the three months ended March 31, 2009 and 2008, comprehensive loss was $2,674,770 and $1,857,407, respectively.  The difference between net loss and comprehensive loss was due to unrealized gains (losses) on the Company’s marketable securities.

NOTE 8  — CONCENTRATION OF CREDIT RISK:

The Company maintains its cash and cash equivalents in one financial institution.  FDIC deposit insurance has been temporarily increased to $250,000 through December 31, 2013.  On January 1, 2014, the limit will return to $100,000.  The Company’s total uninsured bank deposit balance totaled approximately $18,254,000 as of June 30, 2009.  To date, the Company has not experienced a material loss or lack of access to its invested cash or cash equivalents; however no assurance can be provided that access to the Company’s invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

NOTE 9  — STOCKHOLDERS’ EQUITY:

Common Stock:

In 2004, the Company sold 1,285,000 common shares for $6,425,000 ($5.00 per share).  The Company paid a cash finder’s fee of 7% of the gross purchase price received in the offering.  In connection with the stock sales, the Company issued warrants to purchase up to 511,000 shares of common stock at $7.25 per share through February 18, 2009, including 3% warrant compensation, or warrants to purchase 192,750 common shares, issued to the finder.  In January of 2009, the Company extended the expiration date of the outstanding warrants to February 10, 2010.  These warrants were repriced to $6.00 per share in October 2005, to $5.00 per share in April 2007, and to $4.00 per share in November 2007 in accordance with the terms of the 2004 warrant agreement. Cumulative warrants exercised relating to this issue were 148,750 at June 30, 2009 and December 31, 2008.

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

The following table summarizes exercise prices and expiration dates of outstanding common stock purchase warrants as of June 30, 2009.

Number of Warrants	Exercise Price	Expiration Date
362,250	$4.00	February 10, 2010
1,520,234	$4.00	October 20, 2010
3,418,300	$5.75	April 20, 2012
5,300,784

Preferred Stock:

The Company has authorized 10,000,000 shares of no par value preferred stock.  Through June 30, 2009, the Company had not issued any preferred stock.

Shareholder Rights Plan:

On June 18, 2009, the Company entered into a Rights Agreement with Computershare Trust Company, N.A. (the “Rights Agreement”).  In accordance with the terms of  the Rights Agreement, on June 18, 2009, the Board of Directors authorized and declared a dividend of one preferred share purchase right (a “Right”) for each outstanding  share of the Company’s common stock and has further authorized and directed the issuance of one Right with respect to each common share that shall become outstanding between June 18, 2009 and the earliest of the distribution date, the redemption date (as each of such terms is defined in the Rights Agreement) and the final expiration date of June 18, 2019.  Each Right will allow its holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock (a “Preferred Share”) for $12.00 once the Rights become exercisable.  Each one-thousandth of a Preferred Share will give the stockholder approximately the same dividend, voting and liquidation rights as would one share of common stock.  Prior to exercise, a Right does not give its holder any dividend, voting, or liquidation rights.  The Board of Directors has designated 40,000 shares of Series A Junior Participating Preferred Stock with no par value.

In general terms, the Rights impose a significant penalty upon any person or group that acquires beneficial ownership of 20% or more of the Company’s outstanding common stock without the prior approval of the Board of Directors, The Rights become exercisable only if a person or group acquires 20% or more of the Company’s outstanding shares of common stock or commences a tender offer the consummation of which would result in ownership by a person or group of 20% or more of the outstanding shares of common stock.  All holders of Rights except that person or group may, for $12.00, purchase shares of the Company’s common stock with a market value of $24.00, based on the market price of the Company’s common stock prior to such acquisition.  Prior to the acquisition by a person or group of beneficial ownership of 20% or more of the Company’s outstanding shares of common stock, the Rights are redeemable for $0.001 per Right at the option of the Board of Directors of the Company.

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

The 2007 Plan by its terms permits the repricing of stock options, and the Company has a policy of re-pricing stock options when the market price of the stock is $1.00 below the exercise price of the outstanding option.  The newly issued option has the same vesting schedule and expiration date as the option that is cancelled.  During 2008, the Company cancelled and reissued 3,452,000 stock options held by 20 employees, including officers and directors.  As a result of the repricing of stock options, the Company recognized additional compensation expense of $85,407 and $5,580 for the six months ended June 30, 2009 and 2008, respectively.   There were no stock options re-priced during 2009.  A summary of the option activity under the Plans as of June 30, 2009, and changes during the period then ended, is presented below:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2009	2,271,000	$1.37
Forfeited or expired	(13,000)	$2.77
Outstanding at March 31, 2009	2,258,000
Forfeited or expired	(3,000)	$1.29
Exercised	(495,000)	$1.29
Outstanding at June 30, 2009	1,760,000	$1.38	3.33	$588,450
Exercisable at June 30, 2009	1,645,000	$1.30	3.28	$536,300

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2009(1)	2008	2009(1)	2008
Weighted average risk-free interest rate	—	2.56%	—	2.59%
Weighted average volatility	—	51.96%	—	52.09%
Expected dividend yield	—	—	—	—
Weighted average expected life (in years)	—	2.00	—	2.00
Weighted average grant-date fair value	—	$1.12		$1.42

(1) No options were granted during the six months ending June 30, 2009.

During the three months ended June 30, 2009 and 2008, there were 495,000 and -0- stock options exercised with a weighted average exercise price of $1.29 and $-0-, respectively.  The total intrinsic value of options exercised during the three months ended June 30, 2009 and 2008 was $80,468 and $-0-, respectively.  During the six months ended June 30, 2009 and 2008, there were 495,000 and 520,000 stock options exercised with a weighted average exercise price of $1.29 and $1.65, respectively.  The total intrinsic value of options exercised during the six months ended June 30, 2009 and 2008 was $80,468 and $1,311,230, respectively.

A summary of the status of the Company’s nonvested options as of June 30, 2009, and changes during the period then ended, is presented below:

	Number of Options	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2009	510,000	$1.33
Granted	—	—
Vested	—	—
Nonvested at March 31,2009	510,000	$1.33
Vested	(395,000)	$1.42
Nonvested at June 30, 2009	115,000	$1.02

As of June 30, 2009, there was $13,335 of unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans.  That cost is expected to be recognized over a weighted-average period of less than one year.

Total compensation costs recognized for stock-based employee compensation awards was $135,715 and $621,683 for the three months ended June 30, 2009 and 2008, respectively.  Total costs recognized for stock-based compensation awards for services performed by outside parties was $-0- and $21,100 for the three months ended June 30, 2009 and 2008, respectively.  Total compensation costs recognized for stock-based employee compensation awards was $336,707 and $677,218 for the six months ended June 30, 2009 and 2008, respectively.  Total costs recognized for stock-based compensation awards for services performed by outside parties was $-0- and $50,691 for the six months ended June 30, 2009 and 2008, respectively. These costs were included in general and administrative expenses and technical services on the Condensed Consolidated Statements of Operations.  Cash received from options exercised under all share-based payment arrangements during the six months ended June 30, 2009 and 2008 was $19,350 and $800,000, respectively.

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

Overview

In the second quarter of 2009, the Company:

•                  Completed the EIS public comment period June 29, 2009, with agencies currently compiling the data.

•                  Approved and adopted the Shareholders Rights Plan at the June 18, 2009 Annual Meeting of shareholders.

•                  Demobilized Small Mine Development, the adit rehabilitation contractor, on April 30, 2009 after installation and testing of the sumps for the water treatment system at the Montanore adit site.

•                  Maintained a strong cash and investment position at June 30, 2009, with $15.5million of unrestricted cash, availability under its line of credit, and unrestricted certificates of deposit.

The net cash expenditures for the six months ended June 30, 2009 were $0.1 million for the purchase of equipment and completion of the water treatment plant and other site infrastructure and $4.4 million for operating activities.  The Company believes that it has sufficient working capital to complete the rehabilitation of the Libby adit and commencement of delineation drilling.

Advanced Exploration and Delineation Drilling Program

Libby operations in the second quarter of 2009 included continued operations on the Montanore site water treatment system and dewatering of the decline. After completion of the 7200 foot level sump and decanting system, Small Mine Development, the adit rehabilitation contractor, was demobilized April 30, 2009 as an expenditure conservation measure pending completion of the permitting process.  To date,  infrastructure placed in the decline includes a refuge chamber, mine power center and temporary pump station along with the previously installed sumps and pumping system at the 700 ft. location. The decline is now in a standby mode pending notification from the relevant governmental agencies regarding approval of the draft Environmental Impact Statement (“EIS”) and issuance of a Record of Decision.

Engineering for the nitrate removal addition to the water treatment system is complete with construction on hold pending receipt of the EIS and Record of Decision.  Construction of the nitrate system is scheduled to start and be completed prior to beginning to drive the final section of the adit to reach the ore body and install drill stations.  The current schedule is to begin construction of the concrete chambers in the early fall of 2009 or late April/early May of 2010 based on timing of receipt of the Record of Decision following completion of the final EIS.

Engineering and geology work continues using existing information.  Geology confirmation mapping is beginning with the advance of the rehabilitation down the decline.  Currently, hydrological studies are being carried out for the creation of a hydrological model for the rock formations being crossed by the decline.

Permitting and Environmental

In the second quarter of 2009, the U.S Forest Services (USFS) and the Montana Department of Environmental Quality (DEQ) issued the draft environmental impact statement for public review.   The agencies extended the public review period for 30 days to June 29, 2009.  The public meeting for comments was held as scheduled on April 16, 2009.  The Company finished its review of the draft EIS and is working with the agencies on its comments to the draft EIS.  We anticipate that the EIS contractor will compile all comments generated from the public by the end of July.

The Company continues to work on technical and regulatory issues with the agencies with regard to the EIS, project mitigation, public comments and other project issues.  The Company continues to collect baseline data in anticipation of starting up the evaluation work in 2010.  This includes data regarding fisheries, water quality, grizzly bear, and other important environmental receptors.  Also, a site meeting occurred in June, 2009 with the Montana DEQ, U.S. Forest Service, Environmental Protection Agency, and Army Corps of Engineers to review the project as part of their selection of the Least Damaging Practical Alternative (LDPA) process.

The agencies have reviewed the Company’s three-dimensional hydrologic model and are working collaboratively to determine how it can be implemented in the EIS.  This new model addresses water quantity, water quality, and other public and agency comments for the project.  The Company has also started to initiate hydrological investigation in the Libby Adit, as required by Minor Revisions to Permit 150, which will provide important technical data for the hydrologic model.

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

Quarter Ended June 30, 2009

The Company reported a net loss for the quarter ended June 30, 2009 of $1.9 million, or $0.08 per share, compared to a net loss of $2.5 million, or $0.11 per share, for the quarter ended June 30, 2008.  The $0.6 million decrease in net loss in the second quarter of 2009 is attributable to decreases in operating expenses of $0.4 million over the second quarter of 2008, principally in general and administrative expenses, and an increase in other income of $0.2 million.  The decrease in operating expenses resulted from a decline in promotion and investor relations spending of $0.1 million, and $0.5 million in stock compensation.  Technical services increased in 2009 over 2008 for work on the adit and the underground water treatment system of $0.2 million before SMD was demobilized the end of April.  The increase in other income resulted from the adoption on January 1, 2009 of the reporting requirements of EITF 07-5 which resulted in a $0.3 million gain on warrant derivatives.  Net interest income decreased by $0.1 million in 2009.

Six Months Ended June 30, 2009

The Company reported a net loss for the six months ended June 30, 2009 of $4.9 million, or $0.22 per share, versus a loss of $4.4 million or $0.19 per share for the six months ended June 30, 2008.  The $0.5 million increase in net loss in 2009 is largely attributable to increased technical services costs in 2009 for work on the Libby adit water treatment system including rehabilitation, sump and decant construction, and pumping station installation of $0.6 and additional permitting and environmental costs of $0.4 million.  This was offset by reduced general and administrative costs including decreases of $0.2 million in investor relation expenditures and $0.4 million for stock compensation, and an increase of $0.1 million for consulting services.  Legal, accounting, and consulting fees decreased by $0.2 million in 2009, and net interest income decreased by $0.2 million.

Liquidity

During the six months ended June 30, 2009, the net cash used for operating activities was $4.4 million, which consisted largely of permitting and technical expenses associated with increased activities at the Montanore Project site.  The net cash used in investing activities during the quarter was $0.1 million, principally for construction in progress.

We continue to reduce activity levels, including capital expenditures, until the timing of the Record of Decision becomes more clear.  We anticipate expenditures of approximately $4.5 million in the final two quarters of 2009, which will consist of $1.5 million per quarter for general and administrative expenses and $1.5 million for ongoing expenses in preparation for the delineation drilling program, additional mine scoping studies, and responding to EIS comments.  Given our current available funds of approximately $15.5 million on June 30, 2009, we will require approximately $10.0 million of external financing in 2010 to fund the final phases of the advanced exploration program and delineation drilling program and completion of a bankable feasibility study.  The Company continues to investigate financing opportunities and the potential for equity or debt financing during the current year.

Off-Balance Sheet Arrangements

At June 30, 2009, we had no existing off-balance sheet arrangements, as defined under SEC rules, that have or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3.                                                     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK AND HEDGING ACTIVITIES

All of our cash balances are held in U.S. dollars and our long term investment certificates of deposit are denominated in U.S. dollars in local and national banking institutions.  We manage the timing of cash required for review of the permitting and engineering of the Montanore Project and for general corporate purposes utilizing our money market account and we invest funds not immediately required in certificates of deposit with varying maturities and fixed early retirement costs of three months interest.  Our policy is to invest only in government and corporate securities rated “investment grade” or better.

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

ITEM 4.                                                     CONTROLS AND PROCEDURES

Glenn M. Dobbs, the Company’s President and CEO, and James H. Moore, the Company’s Chief Financial Officer and Treasurer, have evaluated the Company’s disclosure controls and procedures as of June 30, 2009.  Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are designed and were effective as of June 30, 2009 to give reasonable assurances that the information required to be disclosed in the reports that the Company’s files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is also accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarterly period ended June 30, 2009 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II— OTHER INFORMATION

ITEM 1.                                                     LEGAL PROCEEDINGS

None.

ITEM 1A.                                            RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in ‘‘Risk Factors’’ in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition and/or future results.  The risks described in our Annual Report on Form 10-K are not the only risks facing us.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.                                                     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                                                     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                                                     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company’s annual meeting of stockholders, which was held on June 18, 2009, the stockholders of the Company approved the election of Mr. Russell C. Babcock to serve on the Company’s board of directors until the annual meeting of shareholders to be held in 2012. Voting results were as follows:

	For	Against	Withheld

Russell C. Babcock	13,451,239	0	431,030

Other directors whose term of office continued after the meeting were Glenn M. Dobbs, Roy G. Franklin, Jerry G. Pogue, and Robert L. Russell.

The Company’s stockholders also approved the adoption of the Company’s Shareholders Rights Plan.  Voting results were as follows:

	For	Against	Withheld	Non-Votes

Adoption of Plan	4,778,355	1,859,713	34,865	7,209,336

ITEM 5.                                                     OTHER INFORMATION

None.

ITEM 6.                                                     EXHIBITS

Exhibit No.	Title of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C., 1350 (Section 906 of the Sarbanes-Oxley Act)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C., 1350 (Section 906 of the Sarbanes-Oxley Act)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned thereunto duly authorized.

MINES MANAGEMENT, INC.

Date: August 7, 2009	By:	/s/ Glenn M. Dobbs
Glenn M. Dobbs
President and Chief Executive Officer

Date: August 7, 2009	By:	/s/ James H. Moore
James H. Moore
Chief Financial Officer