Form 10-Q
period 2009-09-30
MINES MANAGEMENT INC
filed 2009-11-09
CIK 66649

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

At November 9, 2009, 22,944,003 shares of common stock, par value $0.001 per share, were issued and outstanding.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

Information contained in or incorporated by reference into this Quarterly Report on Form 10-Q may contain forward looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995.  The use of any of the words “development”, “anticipate”, “continues”, “estimate”, “expect”, “may”, “project”, “should”, “believe”, or similar expressions are intended to identify such statements.  Forward looking statements included in this report relate to, among other things, comments regarding further exploration and evaluation of the Montanore Project, including planned rehabilitation and extension of the Libby adit, drilling activities, feasibility determinations, engineering studies, environmental and permitting requirements, process and timing; estimates of mineralized material and measured, indicated and inferred resources; financing needs; planned expenditures for the remainder of 2009 and in 2010; potential completion of a bankable feasibility study; the markets for silver and copper; and the search for potential exploration and development opportunities in the mining industry.  We believe the expectations reflected in those forward looking statements are reasonable.  However, we cannot assure that the expectations will prove to be correct.  Disclosure of important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are included under the heading “Risk Factors” in this report and our Annual Report on Form 10-K for the year ended December 31, 2008.  Certain cautionary statements are also included elsewhere in this report, including, without limitation, in conjunction with the forward-looking statements.  All forward-looking statements speak only as of the date made.  All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements.  Except as required by law, we undertake no obligation to update any forward-looking statement.  Factors that could cause actual results to differ materially from our expectations include, among others, those factors referenced in the “Risk Factors” section of this report and our Annual Report on Form 10-K for the year ended December 31, 2008 and such things as:

•                  Worldwide economic and political events affecting the supply of and demand for silver and copper;

•                  Volatility in the market price for silver and copper;

•                  Financial market conditions and the availability and cost of financing , or its availability on terms acceptable to us;

•                  Uncertainty regarding whether reserves will be established at our Montanore Project;

•                  Uncertainties associated with developing new mines;

•                  Variations in ore grade and other characteristics affecting mining, crushing, milling and smelting and mineral recoveries;

•                  Geological, technical, permitting, mining and processing problems;

•                  The availability, terms, conditions and timing of required governmental permits and approvals, and potential opposition to the issuance of significant permits;

•                  Uncertainty regarding future changes in applicable laws or implementation of existing laws;

•                  The availability of experienced employees;

•                  The availability of acquisition and other business opportunities (or the lack thereof) that may be presented and pursued by us, the ability to finance such acquisitions, and success in integrating such acquisitions; and

•                  Other factors, many of which are beyond our control.

MINES MANAGEMENT, INC.

FORM 10-Q

QUARTER ENDED September 30, 2009

PART I— FINANCIAL INFORMATION

ITEM 1.                                                     FINANCIAL STATEMENTS (UNAUDITED)

Contents

Page

FINANCIAL STATEMENTS:

Condensed consolidated balance sheets	1

Condensed consolidated statements of operations	2

Condensed consolidated statements of cash flows	3

Notes to condensed consolidated financial statements	4-10

i

Mines Management, Inc. and Subsidiaries

(An Exploration Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2009	December 31, 2008
Assets
CURRENT ASSETS:
Cash and cash equivalents	$7,710,603	$15,448,159
Interest receivable	28,972	123,004
Prepaid expenses and deposits	180,768	147,887
Certificates of deposit	5,000,000	1,420,242
Restricted certificate of deposit	—	5,000,000
Total current assets	12,920,343	22,139,292

PROPERTY, PLANT AND EQUIPMENT:
Construction in progress	2,033,216	1,944,005
Mine buildings and leasehold improvements	836,454	836,454
Plant and equipment	8,075,220	8,075,220
Office equipment	335,505	331,765
	11,280,395	11,187,444
Less accumulated depreciation	2,306,006	1,473,253
	8,974,389	9,714,191
OTHER ASSETS:
Certificates of deposit	1,481,307	—
Available-for-sale securities	539,402	201,782
Reclamation deposits	1,236,846	1,184,966
	3,257,555	1,386,748
	$25,152,287	$33,240,231
Liabilities and Stockholders’ Equity
CURRENT LIABILITIES:
Accounts payable	$295,592	$585,965
Payroll and payroll taxes payable	45,484	33,908
Line of credit	—	1,815,231
Warrant derivatives, current portion	65,205	—
Total current liabilities	406,281	2,435,104

LONG-TERM LIABILITIES:
Warrant derivatives	927,343	—
Asset retirement obligation	390,109	376,233
Total liabilities	1,723,733	2,811,337

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock — no par value, 10,000,000 shares authorized; -0- shares issued and outstanding	—	—
Common stock — $0.001 par value, 100,000,000 shares authorized; 22,920,076 and 22,756,848 shares issued and outstanding, respectively	22,920	22,757

Additional paid-in capital	66,886,881	66,995,956
Accumulated deficit	(1,117,306)	(1,117,306)
Deficit accumulated during the exploration stage	(41,076,829)	(33,847,781)
Accumulated other comprehensive loss	(1,287,112)	(1,624,732)
Total stockholders’ equity	23,428,554	30,428,894
	$25,152,287	$33,240,231

See accompanying notes to condensed consolidated financial statements.

Mines Management, Inc. and Subsidiaries

(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

					From Inception of Exploration Stage
					August 12, 2002
	Three Months Ended		Nine Months Ended		Through
	September 30,		September 30,		September 30,
	2009	2008	2009	2008	2009
REVENUE:
Royalties	$4,973	$3,429	$8,534	$11,756	$78,881
OPERATING EXPENSES:
General and administrative	586,226	1,208,077	2,256,599	3,385,212	19,905,018
Technical services	680,886	1,452,710	3,299,315	3,066,341	15,842,716
Depreciation and amortization	277,284	277,290	832,753	808,675	2,294,508
Legal, accounting, and consulting	115,466	185,609	403,976	645,424	2,776,821
Fees, filing, and licenses	151,880	154,713	204,337	253,419	2,025,890
Exploration	—	—	—	—	165,176
Impairment of mineral properties	—	—	—	—	504,492
Total operating expenses	1,811,742	3,278,399	6,996,980	8,159,071	43,514,621
LOSS FROM OPERATIONS	(1,806,769)	(3,274,970)	(6,988,446)	(8,147,315)	(43,435,740)
OTHER INCOME (LOSS):
Loss from warrant derivatives	(568,307)	—	(516,167)	—	(516,167)
Interest income	93,355	190,579	318,359	672,396	2,938,398
Interest expense	(12,946)	(1,243)	(42,794)	(1,328)	(63,320)
	(487,898)	189,336	(240,602)	671,068	2,358,911
NET LOSS	$(2,294,667)	$(3,085,634)	$(7,229,048)	$(7,476,247)	$(41,076,829)
NET LOSS PER SHARE (basic and diluted)	$(0.10)	$(0.14)	$(0.32)	$(0.33)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (basic and diluted)	22,890,246	22,750,841	22,828,721	22,637,961

See accompanying notes to condensed consolidated financial statements.

 Mines Management, Inc. and Subsidiaries

(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,		From Inception of Exploration Stage August 12, 2002 Through September 30,
Increase (Decrease) in Cash and Cash Equivalents	2009	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,229,048)	$(7,476,247)	$(41,076,829)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	348,119	1,420,179	7,088,878
Stock received for services	—	—	(11,165)
Depreciation and amortization	832,753	808,675	2,294,508
Accretion of asset retirement obligation	13,876	27,482	45,922
Loss from warrant derivatives	516,167	—	516,167
Impairment of mineral properties	—	—	504,492
Changes in assets and liabilities:
Interest receivable	94,032	30,350	(28,972)
Prepaid expenses and deposits	(32,881)	(78,158)	(241,179)
Accounts payable	(290,373)	(912,002)	295,428
Payroll and payroll taxes payable	11,576	(4,537)	42,304
Net cash used in operating activities	(5,735,779)	(6,184,258)	(30,570,446)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(3,740)	(890,212)	(7,591,288)
Proceeds from disposition of property and equipment	—	33,154	35,423
Construction in progress	(89,211)	(162,353)	(3,367,008)
Purchase of certificates of deposit	(112,945)	(4,943,021)	(7,657,242)
Purchase of available-for-sale securities	—	(1,815,348)	(1,815,348)
Increase in mineral properties	—	—	(144,312)
Net cash used in investing activities	(205,896)	(7,777,780)	(20,539,775)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	—	1,815,231	1,815,231
Payment of line of credit	(1,815,231)	—	(1,815,231)
Net proceeds from sale of common stock	19,350	571,444	58,773,489
Net cash (used in) provided by financing activities	(1,795,881)	2,386,675	58,773,489
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(7,737,556)	(11,575,363)	7,663,268
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	15,448,159	29,743,372	47,335
CASH AND CASH EQUIVALENTS, END OF PERIOD	$7,710,603	$18,168,009	$7,710,603
SUPPLEMENTAL INFORMATION:
Interest paid	$45,242	$1,328	$65,768
SUPPLEMENTAL DISCLOSURE OF NONCASH OPERATING ACTIVITIES:
Initial measurement of warrant derivative liability	$476,381	$—	$476,381
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Initial measurement of asset retirement obligation	$—	$344,187	$344,187

See accompanying notes to condensed consolidated financial statements.

NOTE 1— ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Organization:

Mines Management, Inc. (the Company) is an Idaho corporation incorporated in 1947.  The Company acquires, explores, and develops mineral properties in North America.

Summary of Significant Accounting Policies:

These unaudited interim financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included.

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company’s consolidated financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions, which could have a material effect on the reported amounts of the Company’s consolidated financial position and results of operations. Operating results for the three and nine month periods ended September 30, 2009, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2009.

For further information, refer to the consolidated financial statements and footnotes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

The Financial Accounting Standards Board (FASB) issued the FASB Accounting Standards Codification (ASC) on July 1, 2009, which is effective for reporting periods ending on or after September 15, 2009.  The ASC changed the way that U. S. generally accepted accounting principles (U.S. GAAP) are referenced by reorganizing the thousands of individual pronouncements that comprised U.S. GAAP into 90 accounting topics utilizing a consistent structure for each topic.  The ASC does not change how the Company accounts for its transactions or the nature of related disclosures made.  However, when referring to guidance issued by the FASB, the Company must now refer to topics in the ASC rather than to Statements of Financial Accounting Standards or other accounting pronouncements.  Any references to U.S. GAAP in this report have been updated to reflect the guidance in the ASC.

(a)                                  Exploration Stage Enterprise

Since the Company is in the exploration stage of operation, the Company’s financial statements are prepared in accordance with the provisions of ASC 915 Development Stage Enterprises, as it devotes substantially all of its efforts to acquiring and exploring mining interests that management believes should eventually provide sufficient net profits to sustain the Company’s existence.  Until such interests are engaged in commercial production, the Company will continue to prepare its consolidated financial statements and related disclosures in accordance with this standard.

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

(c)                                  Stock compensation

The Company measures and records the costs of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, recognized over the period during which an employee is required to provide services in exchange for such award.  Compensation cost is recognized for awards granted and for awards modified, repurchased or cancelled.  At September 30, 2009, the Company had three stock option plans which are described more fully in note 10.

(d)                                 Net loss per share

Basic earnings or loss per share is computed on the basis of the weighted average number of shares outstanding during the periods.   Diluted earnings or loss per share is calculated on the basis of the weighted average number of shares outstanding during the period plus the effect of potential dilutive shares during the period.  Potential dilutive shares include outstanding stock options and warrants.  For periods in which a net loss is reported, potential dilutive shares are excluded because they are antidilutive.  Therefore, basic loss per share is the same as diluted loss per share for the periods ended September 30, 2009 and 2008.

(e)                                  Reclassifications

Certain amounts in the prior-period financial statements have been reclassified for comparative purposes to conform to current period presentation with no effect on total assets or net loss as previously reported.

(f)                                    Subsequent events

The Company evaluated events and transactions for potential recognition or disclosure in the condensed consolidated financial statements through November 9, 2009, the date the financial statements were issued.

(g)                                 New accounting standards

Effective January 1, 2009, the Company adopted the provisions of ASC 815, Derivatives and Hedging, which applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative and to any freestanding financial instruments that are potentially settled in an entity’s own common stock.  As a result of adopting these new provisions, 1,882,484 of the Company’s issued and outstanding common stock purchase warrants previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment.  As such, effective January 1, 2009 the Company reclassified the fair value of these common stock purchase warrants, which have exercise price reset features, from equity to liability status as if these warrants were treated as a derivative liability since their date of issue.  On January 1, 2009, the Company reclassified from additional paid-in capital, as a cumulative effect adjustment, $476,381 to beginning retained earnings to recognize the fair value of such warrants on such date.  The fair value of these common stock purchase warrants increased to $992,548 as of September 30, 2009.  As such, a $516,167 loss from the change in fair value of these warrants for the nine months ended September 30, 2009 was included in the Statement of Operations.  The warrants had a fair value of $424,241 as of June 30, 2009, resulting in a loss of $568,307 from the change in fair value for the three months ended September 30, 2009.

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

September 30, 2009
Weighted average risk-free interest rate	0.35%
Weighted average volatility	96.26%
Expected dividend yield	—
Weighted average expected life (in years)	0.9

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

In May 2009, the FASB issued ASC 855, Subsequent Events.  ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  ASC 855 is effective for interim or annual periods ending after June 15, 2009.  The Company adopted ASC 855 in the second quarter of fiscal 2009.  See note 1(f) above.

NOTE 2  — PROPERTY, PLANT AND EQUIPMENT:

Construction has begun on the underground electrical, pumping, and ventilation systems at the Libby adit at the Montanore Project.  The anticipated cost of these projects is expected to total $2,517,000, with approximately $1,500,000 included in construction in progress as of September 30, 2009.  Also included in construction in progress as of September 30, 2009 is $189,000 in costs associated with the construction of a nitrate treatment and removal system at the Montanore Project site.  The estimated total cost of this project is $1,798,000.

Included in the Company’s construction in progress account is an asset of approximately $344,000 related to an asset retirement obligation associated with the Company’s underground evaluation program at the Montanore Project, as further described in note 6.

NOTE 3  — CERTIFICATES OF DEPOSIT:

The Company owns two certificates of deposit for a total of $1,481,307.  These investments mature in August 2011 and bear interest at the rate of 2.57%.  The Company also owns a $5,000,000 certificate of deposit which matures in June 2010 and bears interest at the rate of 1.49%.  As of December 31, 2008, this certificate was collateral for the line of credit described in note 5.  The line of credit was not renewed upon maturity on September 17, 2009 and therefore, this certificate of deposit is no longer restricted as of September 30, 2009.

The Company also has a certificate of deposit pledged as security for a Letter of Credit to the Montana Department of Environmental Quality as a reclamation guarantee for the Montanore expansion evaluation program.  This certificate matures on January 3, 2010, currently bears interest at the rate of 2.57% and automatically renews annually.  This certificate of deposit ($1,175,935 and $1,124,055 at September 30, 2009 and December 31, 2008, respectively) is included with reclamation deposits on the Condensed Consolidated Balance Sheets.

NOTE 4  — AVAILABLE-FOR-SALE SECURITIES:

The following table summarizes the Company’s available-for-sale securities:

	September 30, 2009	December 31, 2008
Cost	$1,826,513	$1,826,513
Unrealized Gains	22,113	8,263
Unrealized Losses	(1,309,224)	(1,632,994)

Fair Market Value	$539,402	$201,782

Effective January 1, 2008, the Company adopted accounting provisions for financial assets and liabilities measured at fair value on a recurring basis.  These provisions established a framework for measuring fair value in the form of a fair value hierarchy which prioritizes inputs into valuation techniques used to measure fair value into three broad levels.  This hierarchy gives the highest priority to quoted prices in active markets (Level 1) and the lowest priority to unobservable inputs (Level 3).  The Company’s available-for-sale securities are classified within Level 1 of the fair value hierarchy.  These securities are comprised of common stocks which have been valued using quoted prices in active markets.

NOTE 5  — LINE OF CREDIT:

In connection with the acquisition of certain investments during 2008, the Company entered into a line of credit agreement with a credit limit of $5,000,000 bearing interest at a rate equal to the Washington Trust Bank Index Rate (3.25% at December 31, 2008) and secured by a $5,000,000 certificate of deposit.  The line of credit had an outstanding balance of   $-0- and $1,815,231 as of September 30, 2009 and December 31, 2008, respectively.  The line of credit matured on September 17, 2009.  At that time the balance was repaid in full and the line of credit was not renewed.

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

	Nine Months Ended September 30, 2009	Year Ended December 31, 2008
Balance January 1,	$376,233	$—
Revision of estimate	—	306,013
Accretion expense	4,519	18,787
Balance March 31,	380,752	324,800
Revision of estimate	—	38,174
Accretion expense	4,625	4,186
Balance June 30,	385,377	367,160
Accretion expense	4,732	4,509
Balance September 30,	$390,109	371,669
Accretion expense		4,564
Balance December 31,		$376,233

NOTE 7  — COMPREHENSIVE LOSS:

For the nine months ended September 30, 2009 and 2008, comprehensive loss was $6,891,428 and $7,357,131 respectively.  For the three months ended September 30, 2009 and 2008, comprehensive loss was $2,153,703 and $2,937,929, respectively.  The difference between net loss and comprehensive loss was due to unrealized gains (losses) on the Company’s marketable securities.

NOTE 8  — CONCENTRATION OF CREDIT RISK:

The Company maintains its cash and cash equivalents in one financial institution.  FDIC deposit insurance has been temporarily increased to $250,000 through December 31, 2013.  On January 1, 2014, the limit will return to $100,000.  The Company’s total uninsured bank deposit balance totaled approximately $15,193,370 as of September 30, 2009.  To date, the Company has not experienced a material loss or lack of access to its invested cash or cash equivalents; however, no assurance can be provided that access to the Company’s invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

NOTE 9  — STOCKHOLDERS’ EQUITY:

Common Stock:

In 2004, the Company sold 1,285,000 common shares for $6,425,000 ($5.00 per share).  The Company paid a cash finder’s fee of 7% of the gross purchase price received in the offering.  In connection with the stock sales, the Company issued warrants to purchase up to 511,000 shares of common stock at $7.25 per share through February 18, 2009, including 3% warrant compensation, or warrants to purchase 192,750 common shares, issued to the finder.  In January of 2009, the Company extended the expiration date of the outstanding warrants to February 10, 2010.  These warrants were repriced to $6.00 per share in October 2005, to $5.00 per share in April 2007, and to $4.00 per share in November 2007 in accordance with the terms of the 2004 warrant agreement. Cumulative warrants exercised relating to this issue were 148,750 at September 30, 2009 and December 31, 2008.

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

The following table summarizes exercise prices and expiration dates of outstanding common stock purchase warrants as of September 30, 2009.

Number of Warrants	Exercise Price	Expiration Date
362,250	$4.00	February 10, 2010
1,520,234	$4.00	October 20, 2010
3,418,300	$5.75	April 20, 2012
5,300,784

Preferred Stock:

The Company has authorized 10,000,000 shares of no par value preferred stock.  Through September 30, 2009, the Company had not issued any preferred stock.

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

In general terms, the Rights impose a significant penalty upon any person or group that acquires beneficial ownership of 20% or more of the Company’s outstanding common stock without the prior approval of the Board of Directors. The Rights become exercisable only if a person or group acquires 20% or more of the Company’s outstanding shares of common stock or commences a tender offer the consummation of which would result in ownership by a person or group of 20% or more of the outstanding shares of common stock.  All holders of Rights except that person or group may, for $12.00, purchase shares of the Company’s common stock with a market value of $24.00, based on the market price of the Company’s common stock prior to such acquisition.  Prior to the acquisition by a person or group of beneficial ownership of 20% or more of the Company’s outstanding shares of common stock, the Rights are redeemable for $0.001 per Right at the option of the Board of Directors of the Company.

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

The 2007 Plan, by its terms, permits the repricing of stock options, and the Company has a policy of re-pricing stock options when the market price of the stock is $1.00 below the exercise price of the outstanding option.  The newly issued option has the same vesting schedule and expiration date as the option that is cancelled.  During 2008, the Company cancelled and reissued 3,452,000 stock options held by 20 employees, including officers and directors.  As a result of the repricing of stock options, the Company recognized additional compensation expense of $87,943 and $523,654 for the nine months ended September 30, 2009 and 2008, respectively.  The Company has not re-priced stock options during 2009.  A summary of the option activity under the Plans as of September 30, 2009, and changes during the period then ended, is presented below:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2009	2,271,000	$1.37
Forfeited or expired	(13,000)	$2.77
Outstanding at March 31, 2009	2,258,000	$1.36
Forfeited or expired	(3,000)	$1.29
Exercised	(495,000)	$1.29
Outstanding at June 30, 2009	1,760,000	$1.38
Issued	20,000	$1.81
Exercised	(70,000)	$1.29
Outstanding at September 30, 2009	1,710,000	$1.39	3.10	$2,163,600
Exercisable at September 30, 2009	1,595,000	$1.31	3.04	$2,074,000

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008(1)	2009	2008
Weighted average risk-free interest rate	1.44%	—	1.44%	2.59%
Weighted average volatility	96.18%	—	96.18%	52.09%
Expected dividend yield	—	—	—	—
Weighted average expected life (in years)	3.6	—	3.6	2.0
Weighted average grant-date fair value	$1.17	—	$1.17	$1.42

(1)No options were granted during the three months ending September 30, 2008.

During the three months ended September 30, 2009 and 2008, there were 70,000 and 100,000 stock options exercised with a weighted average exercise price of $1.29 and $1.85, respectively.  The total intrinsic value of options exercised during the three months ended September 30, 2009 and 2008 was $48,138 and $2,338, respectively.  During the nine months ended September 30, 2009 and 2008, there were 565,000 and 620,000 stock options exercised with a weighted average exercise price of $1.29 and $1.68, respectively.  The total intrinsic value of options exercised during the nine months ended September 30, 2009 and 2008 was $128,607 and $1,313,568, respectively.

A summary of the status of the Company’s nonvested options as of September 30, 2009, and changes during the period then ended, is presented below:

	Number of Options	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2009	510,000	$1.33
Granted	—	—
Vested	—	—
Nonvested at March 31,2009	510,000	$1.33
Vested	(395,000)	$1.42
Nonvested at June 30, 2009	115,000	$1.02
Granted	10,000	$1.17
Vested	(10,000)	$1.13
Nonvested at September 30, 2009	115,000	$1.02

As of September 30, 2009, there was $4,459 of unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans.  That cost is expected to be recognized over a weighted-average period of less than one year.

Total compensation costs recognized for stock-based employee compensation awards was $11,412 and $672,307 for the three months ended September 30, 2009 and 2008, respectively.  Total costs recognized for stock-based compensation awards for services performed by outside parties was $-0- and $19,963 for the three months ended September 30, 2009 and 2008, respectively.  Total compensation costs recognized for stock-based employee compensation awards was $348,119 and $1,349,525 for the nine months ended September 30, 2009 and 2008, respectively.  Total costs recognized for stock-based compensation awards for services performed by outside parties was $-0- and $70,654 for the nine months ended September 30, 2009 and 2008, respectively. These costs were included in general and administrative expenses and technical services on the Condensed Consolidated Statements of Operations.  Cash received from options exercised under all share-based payment arrangements during the nine months ended September 30, 2009 and 2008 was $19,350 and $800,000, respectively.

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

Overview

In the third quarter of 2009, the Company:

•                  Worked on responding to the public comments to the Environmental Impact Statement (“EIS”) and incorporating them into a revised EIS document expected to be completed during the fourth quarter of 2009.

•                  Reviewed data and information on potential mining, exploration and development opportunities in Latin America and the western United States.

•                  Discussed financing opportunities and timing, and approved the filing of a shelf registration in the fourth quarter of 2009.

•                  Maintained a strong cash and investment position at September 30, 2009, with $14.2 million of unrestricted cash and certificates of deposit.

•                  Repaid a $1.8 million line of credit in September 2009.

The net cash expenditures for the nine months ended September 30, 2009 were $0.2 million for the purchase of equipment and completion of the water treatment plant and other site infrastructure and $5.7 million for operating activities.  The Company believes that it has sufficient working capital to complete the rehabilitation of the Libby adit and commencement of delineation drilling.  The Company estimates that it will require approximately $10.0 million of additional funds to complete the delineation drilling program and a bankable feasibility study.

Advanced Exploration and Delineation Drilling Program

Libby operations in the third quarter of 2009 included continued operations on the Montanore site water treatment system maintaining the level at the second sump and pumping station.  To date, infrastructure placed in the decline includes a refuge chamber, mine power center and temporary pump station along with the previously installed sumps and pumping system at the 700 ft. location. The decline is now in a standby mode pending notification from the relevant governmental agencies regarding approval of the draft EIS and issuance of a Record of Decision.

Engineering for the nitrate removal addition to the water treatment system is complete with construction on hold pending receipt of the EIS and Record of Decision.  Construction of the nitrate system is scheduled to start and be completed prior to beginning to drive the final section of the adit to reach the ore body and install the delineation drilling stations.  The current schedule is to begin construction of the concrete chambers in early May of 2010 based on timing of receipt of the Record of Decision following completion of the final EIS.

Engineering refinement and geology work continues using existing information.  Geology confirmation mapping is beginning with the advance of the rehabilitation down the decline.  The agencies have reviewed our three-dimensional hydrologic model and are working collaboratively to determine how it can be implemented in the final EIS.  The new model addresses water quantity, water quality, and other public and agency comments for the project.  We have also started to initiate hydrological investigation in the Libby adit, as required by minor revisions to our Hard Rock Operating Permit 150, which will provide important technical data for the hydrologic model.

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

In the third quarter of 2009, the Company continues to work on technical and regulatory issues with the agencies with regard to the EIS, project mitigation, public comments and other project issues.  The Company continues to collect baseline data in anticipation of starting up the evaluation work in 2010.  This includes data regarding fisheries, water quality, grizzly bear, and other important environmental receptors.  Also, a site meeting occurred in June 2009 with the Montana DEQ, USFS, Environmental Protection Agency, and Army Corps of Engineers to review the project as part of the Least Damaging Practicable Alternative process.  Specifically, in selecting the least environmentally damaging practicable alternative, the relevant government agencies are evaluating the proposed locations for the construction of a tailings impoundment based on which location best affords protection of the aquatic ecosystem while enabling the Company to meet its project purpose.

If all issues are resolved satisfactorily, a record of decision could be issued by the U.S. Forest Service sometime in the first half of 2010.

Financial and Operating Results

Mines Management, Inc. is an exploration stage company with a large silver-copper project, the Montanore Project, located in northwestern Montana.    The Company continues to expense all of its expenditures with the exception of expenditures for equipment and infrastructure, which are capitalized.   The Company has no revenues from mining operations.  Financial results of operations include primarily interest income and general and administrative, permitting, project advancement and engineering expenses.

Quarter Ended September 30, 2009

The Company reported a net loss for the quarter ended September 30, 2009 of $2.3 million, or $0.10 per share, compared to a net loss of $3.1 million, or $0.14 per share, for the quarter ended September 30, 2008.  The $0.8 million decrease in net loss in the third quarter of 2009 is attributable to decreases in operating expenses of $1.5 million over the third quarter of 2008, principally in general and administrative expenses of $0.6 million, technical services of $0.8 million, and legal, accounting, and consulting of $0.1 million, offset by a decrease in other income (loss) of $0.7 million.  The decrease in other income (loss) resulted from a $0.6 million loss due to the change in fair market value of warrant derivatives and a decrease in net interest income of $0.1 million during the quarter ended September 30, 2009.  The Company has reduced its operating expenses in the second and third quarters of 2009 to conserve resources pending the determination of environmental permits.

Nine Months Ended September 30, 2009

The Company reported a net loss for the nine months ended September 30, 2009 of $7.2 million, or $0.32 per share, versus a loss of $7.5 million or $0.33 per share for the nine months ended September 30, 2008.  The decrease in net loss in 2009 is largely attributable to a decrease in general and administrative expenses of $1.1 million which is comprised of a decline in promotion and investor relations expenses of $0.2 million and a decrease in stock compensation of $0.9 million.  Technical services costs increased by $0.2 million in 2009 for work on the Libby adit water treatment system including rehabilitation, sump and decant construction, and pumping station installation.   Legal, accounting, and consulting expenses decreased by $0.2 million. Other income (loss) for the nine months ending September 30, 2009 decreased by $0.9 million from 2008 because of a $0.5 million loss from the change in fair market value of warrant derivatives and a reduction of net interest income of $0.4 million.

Liquidity

During the nine months ended September 30, 2009, the net cash used for operating activities was $5.7 million, which consisted largely of permitting and technical expenses associated with increased activities at the Montanore Project site.  The net cash used in investing activities during the period was $0.2 million, principally for construction in progress.

We continue to reduce activity levels, including capital expenditures, until the timing of the Record of Decision becomes more clear.  We anticipate expenditures of approximately $2.0 million in the final quarter of 2009, which will consist of $1.0 million for general and administrative expenses and $1.0 million for ongoing expenses in preparation for the delineation drilling program, additional mine scoping studies, and responding to EIS comments.  Given our current available funds of $14.2 million on September 30, 2009, we will require approximately $10.0 million of external financing in 2010 to fund the final phases of the advanced exploration program and delineation drilling program and completion of a bankable feasibility study.  The Company continues to investigate financing opportunities and the potential for equity or debt financing during the current year.

Off-Balance Sheet Arrangements

At September 30, 2009, we had no existing off-balance sheet arrangements (as defined under SEC rules) that have or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3.                 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK AND HEDGING ACTIVITIES

All of our cash balances are held in U.S. dollars and our long term investment certificates of deposit are denominated in U.S. dollars in local and national banking institutions.  We manage the timing of cash required for review of the permitting and engineering of the Montanore Project and for general corporate purposes utilizing our money market account and we invest funds not immediately required in certificates of deposit with varying maturities and fixed early retirement costs of three months interest.  Our policy is to invest only in government securities rated “investment grade” or better.

The market prices of base and precious metals such as silver and copper fluctuate widely and are affected by numerous factors beyond the control of any mining company.  These factors include expectations with regard to the rate of inflation, the exchange rates of the U.S. dollar and other currencies, interest rates, global or regional political, economic or banking crises, and a number of other factors.  If the market price of silver or copper should decrease, the value of the Company’s Montanore Project could decline and the Company might not be able to recover its investment in that project.  Any determination to develop or construct a mine would be made long before the first revenues from production would be received.  Price fluctuations between the time that such decisions are made and the commencement of production could affect the economics of the mine.

ITEM 4.                 CONTROLS AND PROCEDURES

Our management, with the participation of Glenn M. Dobbs, the Company’s President and CEO, and James H. Moore, the Company’s Chief Financial Officer and Treasurer, has evaluated the Company’s disclosure controls and procedures as of September 30, 2009.  Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are designed and were effective as of September 30, 2009 to give reasonable assurances that the information required to be disclosed in the reports that the Company’s files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is also accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarterly period ended September 30, 2009 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

None.

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

MINES MANAGEMENT, INC.

Date:November 9, 2009	By:	/s/ Glenn M. Dobbs
Glenn M. Dobbs
President and Chief Executive Officer

Date: November 9, 2009	By:	/s/ James H. Moore
James H. Moore
Chief Financial Officer