Form 10-K
period 2009-12-31
MINES MANAGEMENT INC
filed 2010-03-31
CIK 66649

Use these links to rapidly review the document

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-32047

MINES MANAGEMENT, INC.
(Exact Name of Registrant as Specified in its Charter)

Idaho (State of Incorporation or Organization)	91-0538859 (I.R.S. Employer Identification No.)
905 W. Riverside Avenue, Suite 311 Spokane, Washington (Address of principal executive office)	99201 (Zip Code)

(509) 838-6050
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value	NYSE Amex LLC
Preferred Stock Purchase Rights

Securities registered pursuant to Section 12(g) of the Act:
 Warrants to purchase common stock

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to post such filed). Yes ☐    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2009, was approximately $34.1 million based on the closing price of the Common Stock on the NYSE Amex LLC of $1.49 per share. The number of shares of our common stock outstanding as of March 30, 2010 was 23,099,335.

DOCUMENTS INCORPORATED BY REFERENCE

         Certain information required for Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference to the Registrant's Definitive Proxy Statement for the 2009 Annual Meeting of Stockholders to be filed no later than April 30, 2010.

 FORWARD LOOKING STATEMENTS

        Some information contained in or incorporated by reference into this report may contain forward looking statements as defined in the Private Securities Litigation Reform Act of 1995. These statements include comments regarding further exploration and evaluation of the Montanore Project, including planned rehabilitation and extension of the Libby adit, drilling activities, feasibility determination, engineering studies, environmental reclamation and permitting requirements, sufficiency of our water rights, process and timing and costs associated with the foregoing, estimates of mineralized material; financing needs; the markets for silver and copper; planned expenditures in 2010 and 2011; and potential completion of a bankable feasibility study. The use of any of the words "anticipate," "estimate," "expect," "may," "project," "should," "believe," and similar expressions are intended to identify uncertainties. We believe the expectations reflected in those forward looking statements are reasonable. However, we cannot assure that the expectations will prove to be correct. Actual results could differ materially from those anticipated in these forward looking statements as a result of the factors set forth below and other factors set forth and incorporated by reference into this report:

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

  •
  Uncertainty regarding future changes in applicable law or implementation of existing law

  •
  The availability of experienced employees

  •
  The factors discussed under "Risk Factors" in this Annual Report on Form 10-K for the period ending December 31, 2009.

        For a more detailed discussion of such risks and other important factors that could cause actual results to differ materially from those in such forward-looking statements, please see the section entitled "Item 1A. Risk Factors" contained in this Annual Report on Form 10-K for the period ending December 31, 2009. Although we have attempted to identify important factors that could cause actual results to differ materially from those described in forward-looking statements, there may be other factors that cause results not to be as anticipated, estimated or intended. There can be no assurance that these statements will prove to be accurate, as actual results and future events could differ materially from those anticipated in the statements. Except as required by law (e.g. information contained in our subsequent reports filed with the SEC on Forms 10-K, 10-Q and 8-K and any amendments thereto), we assume no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

 GLOSSARY OF TERMS

Guide 7 Definitions
Mineralized material	The term "mineralized material" refers to material that is not included in reserves as it does not meet all of the criteria for adequate demonstration of economic or legal extraction.
Reserves	The term "reserves" refers to that part of a mineral deposit which could be economically and legally extracted or produced.
Non-reserves	The term "non-reserves" refers to mineralized material that is not included in reserves as it does not meet all of the criteria for adequate demonstration of economic or legal extraction.
Exploration stage	An "exploration stage" prospect is one which is not in either the development or production stage.
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

PART I

ITEM 1.    BUSINESS.

        Mines Management, Inc. (together with its subsidiaries, "MMI," "Mines Management," the "Company," "we," "our," ours," or "us"), is engaged in the business of acquiring and exploring, and if exploration is successful, developing mineral properties, primarily those containing silver and associated base and precious metals. The Company was incorporated under the laws of the State of Idaho on February 20, 1947. The Company's executive offices are located at 905 W. Riverside, Suite 311, Spokane, Washington 99201.

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

The Montanore Project

        The Montanore Project is located in northwestern Montana, and from 1988 to 2002 was owned by Noranda Minerals Corporation. During that time the project received an approved environmental impact statement (EIS) and all of its primary environmental permits. From 1988 to 2002 the Company held royalty rights to a portion of the deposit. In 2002, Noranda announced that it was abandoning the project, and subsequently transferred to the Company by quitclaim deed the patented and unpatented mining claims that control the mineral rights, and all drill core and intellectual property including geologic, environmental and engineering studies, relating to the Montanore Project.

        In May 2006, we acquired two Noranda subsidiaries that held title to the property providing access to the 14,000 foot Libby adit and related permits. We obtained permit revisions that allowed us to reopen the Libby adit and to dewater and rehabilitate the adit. The Libby adit, when extended, will provide access to the Montanore deposit for our planned underground evaluation drilling program. We reopened the Libby adit in June 2006 and water samples and testing were completed in July 2006.

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

        In the fourth quarter of 2006, we purchased a site generator and erected a warehouse building at the Libby adit site, along with an office and employee change facility. We established a $1.124 million stand-by letter of credit in January 2007 to satisfy reclamation bonding requirements related to our planned exploration at the Libby adit.

        In 2007, we completed the construction of site infrastructure to support our planned underground evaluation program at the Montanore Project. This included the design, engineering and construction of a $1.5 million water treatment plant to process all water pumped out of the adit. The utility design was completed and electrical supplies, ventilation material, pumping equipment, and ground control roof bolts and supplies have been delivered to the site. Construction of a dry storage structure for inventory was completed in the fall of 2007.

        The initial fleet of surface equipment and underground equipment was purchased at a cost in excess of $6 million and delivered in the third and fourth quarters of 2007. This equipment includes the following:

  •
  Sandvik Toro 6 LHD

  •
  Sandvik Toro 7 LHD

  •
  Sandvik Toro 40 Haul Dump Truck—Two Units

  •
  Robolt 5 Bolter

  •
  Axers Boom Jumbo Drill

  •
  Telehandler JLG

  •
  2007 Kawasaki Mule ATB Diesel

  •
  Teledyne Scissor Lift

  •
  Getman Lube Fuel Truck

  •
  Getman Scaler

  •
  Getman Scissor Lift

  •
  Caterpillar 950 Loader

  •
  Caterpillar 420E Backhoe

  •
  Caterpillar 225 KW Generators—Three

        In 2008, we continued the testing and installation of the adit dewatering system in preparation for the planned 3,000 foot extension and initiation of the drilling program. Other preparations for the commencement of drifting and delineation drilling (consisting of two declining drifts approximately 15 × 15 in section and 80 feet long each) included the retention of Small Mine Development, LLC (SMD) which will manage the adit advancement and the drilling program, engineering for a new nitrate circuit addition to the water treatment facility and installation of the initial sumps and pumping system. Two sumps were placed into service during the third quarter of 2008. These sumps are part of the overall dewatering system designed to clarify water from the adit before sending it to the water treatment plant on the surface. Construction of the sumps allowed us to test most of the mining equipment that will be used during the adit advancement and future development activities. The jumbo drill, roof bolter, LHDs, and haul trucks were all used to construct the sumps. Other support equipment, such as the explosives loading truck and scissor lift truck, saw limited use.

        Engineering and geology work continued during 2008. Geology confirmation mapping is beginning with the adit rehabilitation work down the decline. Currently, a system is being developed to evaluate the water producing areas as they are encountered. Ongoing optimization and trade-off studies will help prepare assumptions that will be used in development of the final feasibility study.

        In 2008, we continued to install and test the underground water pumping stations and sumps, and in early 2009 we proceeded with dewatering. We retained an independent contractor, SMD, to manage the adit advancement and the drilling program. It has completed engineering for a new nitrate removal addition to the water treatment facility and installation of the initial sumps and pumping system. Two additional sumps and a decanting system were placed into service at the 7,200 foot level during the second quarter of 2009. These sumps are part of the overall dewatering system designed to clarify water from the adit before sending it to the water treatment plant on the surface. On April 30, 2009,

SMD was demobilized, and the decline is now in a standby mode, until the environmental review process is complete.

        Construction of the nitrate circuit is scheduled to start when timing of the receipt of permits is more certain, and to be completed prior to beginning the extension of the final section of the adit to reach the ore body and install drill stations. The current schedule is to begin construction of the concrete chambers in 2010 based on timing of receipt of the record of decision following completion of a final EIS. The U.S. Forest Service website indicates that the EIS is scheduled for completion toward the end of the second quarter of 2010, although the timing of such completion is not in the control of the Company, and no assurance can be given that this schedule will be met. Current operations at the Libby adit include continued pumping at the site water treatment system.

        2010 Objectives:

  •
  Issuance by the U.S. Forest Service and the Montana Department of Environmental Quality of the final Environmental Impact Statement;

  •
  Finalize the exploration drilling station layout and commence the Phase I core drilling program to the 25,000 foot level;

  •
  Complete construction of the nitrate circuit for the water treatment plant;

  •
  Develop financing initiatives for Phase II delineation drilling and for the bankable feasibility study; and

  •
  Award contract and commence preparation of a bankable feasibility study.

Other Properties

        The Company also owns certain patented and unpatented mining claims on zinc proprieties in northern Washington State, referred to as the Iroquois and Advance properties. The Company has not conducted mining activities on these properties since the 1960s. In December 2007, the Company completed an evaluation of the carrying values of the Iroquois and Advance properties to assess their immediate development potential. In connection with the evaluation, the Company wrote down capitalized costs associated with the properties in the amount of $226,000 which had been recorded in connection with mining activity that occurred in the 1950s. We continue to hold the real property, mining claims, and patented claims underlying the Iroquois and Advance properties. The Company also has a small income from a working interest royalty, acquired more than 40 years ago, in several producing oil wells located in Kansas.

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

Employees

        As of March 30, 2010, the Company had eight employees located in Spokane, Washington and eleven employees in Libby, Montana. The Company plans to add additional engineering, geological, and operating staff at Libby as the development of our Montanore Project progresses. Outside consultants and contractors are engaged to perform tasks involved in re-permitting the Montanore Project and advancing the adit rehabilitation and drifting. The Company expects to continue to rely on consultants to provide these services in the immediate future.

Regulation

        The Company's activities in the United States are subject to various federal, state, and local laws and regulations governing exploration, labor standards, occupational health and mine safety, control of toxic substances, and other matters involving environmental protection and taxation. These laws are continually changing and, in general, are becoming more restrictive. We have made, and expect to make in the future, significant expenditures to comply with such laws and regulations. Changes to current local, state or federal laws and regulations in the jurisdictions where we operate could require additional capital expenditures and result in an increase in our costs. Although we are unable to predict what additional legislation, if any, might be proposed or enacted, additional regulatory requirements could impact the economics of our projects.

        For more information regarding the regulations to which we are subject and the risks associated therewith, see Item 1A "Risk Factors."

Available Information

        We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission, or SEC. You may access and read our filings without charge through the SEC's website, at www.sec.gov. You may also read and copy any document we file at the SEC's Public Reference Room located at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the Public Reference Room.

        We also make our public reports available through our website, www.minesmanagement.com, as soon as practicable after we file or furnish them with the SEC. You may also request copies of the documents, at no cost, by telephone at (509) 838-6050 or by mail at Mines Management, Inc., 905 W. Riverside Avenue, Suite 311, Spokane, Washington 99201. The information on our website is not part of this Annual Report on Form 10-K.

ITEM 1A.    RISK FACTORS.

        Our business, operations, and financial condition are subject to various risks. In addition to historical information, the information in this Annual Report on Form 10-K contains "forward-looking" statements about our future business and performance. Our actual operating results and financial performance may be very different from what we expect as of the date of this report. The risks below address some of the factors that may affect our future operating results and financial performance.

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

        As an exploration company that has no production history, we have incurred losses since our inception and we expect to continue to incur additional losses for at least the next three years. As of December 31, 2009, we had a deficit accumulated during the exploration stage of $46.7 million. There can be no assurance that we will achieve or sustain profitability in the future.

We have no proven or probable reserves.

        We are currently in the exploration stage of mining and have no proven or probable reserves, as those terms are defined by the SEC, on any of our properties including the Montanore Project. The mineralized material identified to date in respect of the Montanore Project has not demonstrated economic viability and we cannot provide any assurance that mineral reserves with economic viability will be identified on that property.

        In order to demonstrate the existence of proven or probable reserves under SEC guidelines, it would be necessary for us to advance the exploration of our Montanore Project by significant additional delineation drilling to demonstrate the existence of sufficient mineralized material with satisfactory continuity. If successful, the results of this drilling program would provide the basis for a feasibility study demonstrating with reasonable certainty that the mineralized material can be economically extracted and produced. We do not currently have sufficient data to support a feasibility study with regard to the Montanore Project, and in order to perform the drill work to support such feasibility study, we must obtain the necessary permits to continue our exploration efforts. It is possible that, even after we have obtained sufficient geologic data to support a feasibility study on the Montanore Project, such data will lead us to conclude that none of the identified mineral deposits can be economically and legally extracted or produced. If we cannot adequately confirm or discover any mineral reserves of precious metals on the Montanore property, we may not be able to generate any revenues.

        Even if we discover mineral reserves on the Montanore property in the future that can be economically developed, the initial capital costs associated with development and production of any reserves found is such that we might not be profitable for a significant time after the initiation of any development or production. The commercial viability of a mineral deposit once discovered is dependent on a number of factors beyond our control, including particular attributes of the deposit such as size, grade and proximity to infrastructure, as well as metal prices. In addition, development of a project as significant as Montanore will likely require significant debt financing, the terms of which could contribute to a delay of profitability.

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

We will require additional financing to complete our exploratory drilling program at the Montanore Project, the availability of which cannot be assured.

        We are an exploration stage mining company and currently do not have sufficient capital to fully develop and construct the Montanore Project. We have sufficient cash on hand to fund our regulatory permitting activities, and general and administrative expenses for approximately two years. However, we will need approximately $20 million of additional funds to complete the exploratory drilling program and to prepare a bankable feasibility study. A portion of such funding could be required as soon as late 2010, if permitting has been received and we are ready to begin our drilling program at that time. Uncertainties surrounding the exploratory drilling programs and, in particular, the permitting process, could require the project to take longer and cause costs to increase. If additional funding were required, we cannot guarantee that we will be able to obtain any additional financing on commercially reasonable terms or at all, nor can we guarantee that we will be able to fund or complete a bankable feasibility study. Additional equity funding could be dilutive to existing stockholders. If we fail to obtain the necessary financing when needed, we may not be able to execute our mine plan and we may be forced to abandon exploration and development of the Montanore Project, which would have a material adverse effect on our growth strategy and our results of operations and financial condition.

Even if our exploration efforts at Montanore are successful, we may not be able to raise the funds necessary to develop the Montanore Project.

        If our exploration efforts at Montanore are successful, our current estimates indicate that we would be required to raise approximately $415 million in external financing to develop and construct the Montanore Project. Sources of external financing could include bank borrowings and debt and equity offerings. Even if a bankable feasibility study is completed, commodity prices, the then-current state of financial markets or other factors may make financing for the development of the Montanore Project unavailable. Financing has become significantly more difficult to obtain in the current market environment. There can be no assurance that we will commence production at Montanore or generate sufficient revenues to meet our obligations as they become due or obtain necessary financing on acceptable terms, if at all, and we may not be able to secure the financing necessary to begin or sustain production at the Montanore Project. If we cannot adequately finance our exploration of the Montanore property and its subsequent development, we will not be able to generate any revenues. In addition, should we incur significant losses in future periods, we may be unable to continue as a going concern, and realization of assets and settlement of liabilities in other than the normal course of business may be at amounts significantly different than those included in this Annual Report on Form 10-K.

We may not be able to obtain permits required for development of the Montanore Project.

        In the ordinary course of business, mining companies are required to seek governmental permits for expansion of existing operations or for the commencement of new operations. We will be required to obtain numerous permits for our Montanore Project. Obtaining the necessary governmental permits is a complex and time-consuming process involving numerous jurisdictions and often involving public hearings and costly undertakings. Obtaining required permits for the Montanore Project may be more difficult due to its location within the Cabinet Wilderness Area, its proximity to core habitat of certain protected species, including the grizzly bear, bull trout and lynx. In addition, a third party is seeking to permit another mining operation near the Montanore Project and if that effort were successful, the impact of that operation on the environment and on wildlife in the area would have to be taken into consideration in our permitting determinations and could make those determinations more difficult. Private groups dedicated to protection of the environment have been active in opposing permitting of other projects in and near the Cabinet Wilderness Area.

        In addition, mining projects require the evaluation of environmental impacts for air, water, vegetation, wildlife, cultural, historical, geological, geotechnical, geochemical, soil and socioeconomic conditions. An Environmental Impact Statement is required before we could commence mine development or mining activities. Baseline environmental conditions are the basis on which direct and indirect impacts of the Montanore Project are evaluated and based on which potential mitigation measures would be proposed. If the Montanore Project were found to significantly adversely impact the baseline conditions, we could incur significant additional costs to avoid or mitigate the adverse impact, and delays in the Montanore Project could result.

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

Operation of a mine at the Montanore site will depend on our ability to recruit and retain qualified employees.

        If our exploration efforts at Montanore are successful and we are able to raise the necessary external financing to develop and construct Montanore Project, our ability to conduct mining operations will depend in part upon our ability to attract, compensate and retain a sufficient number of qualified employees, including executive officers, managers, employees and other personnel knowledgeable about the mining business. Qualified individuals of the requisite caliber and number needed to fill these positions may be in short supply in areas near the Montanore Project, and the challenges in attracting and relocating qualified employees to the Montanore site may be considerable. If we are unable to hire and retain employees to operate our mine, any planned commencement of mining operations in the future would be delayed. Furthermore, increases in labor costs due to the competition for qualified employees and hiring employees represented by labor unions could render mining operations at Montanore uneconomical. Any such delays or any increases in labor costs could have a material adverse effect on our business and financial condition.

Our future success is subject to risks inherent in the mining industry.

        Our future mining operations, if any, would be subject to all of the hazards and risks normally incident to developing and operating mining properties. These risks include:

  •
  insufficient ore reserves;

  •
  fluctuations in metal prices and increases in production costs that may make mining of reserves uneconomic;

  •
  significant environmental and other regulatory restrictions;

  •
  labor disputes;

  •
  geological problems;

  •
  failure of underground stopes and/or surface dams;

  •
  force majeure events; and

  •
  the risk of injury to persons, property or the environment.

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

  •
  speculative activities;

  •
  expectations for inflation; and

  •
  political and economic conditions.

        The aggregate effect of these factors on metals prices is impossible for us to predict. Decreases in metals prices could adversely affect our ability to finance the exploration and development of our properties, which would have a material adverse effect on our financial condition and results of operations and cash flows. There can be no assurance that metals prices will not decline. During the five-year period ended December 31, 2009, the high and low settlement prices for silver and copper were $20.92 and $6.39 per ounce and $4.07 and $1.24 per pound, respectively.

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

        Although the Montanore deposit is held by patented mining claims, a significant portion of our holdings consist of unpatented lode and millsite claims. Certain of our United States mineral and surface rights consist of "unpatented" mining and millsite claims created and maintained in accordance with the U.S. General Mining Law of 1872. Unpatented mining and millsite claims are unique U.S. property interests, and are generally considered to be subject to greater title risk than other real property interests because the validity of unpatented mining and millsite claims is often uncertain. This uncertainty arises, in part, out of the complex federal and state laws and regulations that supplement the General Mining Law. Also, unpatented mining and millsite claims and related rights, including rights to use the surface, are subject to possible challenges by third parties or contests by the federal government. The validity of an unpatented mining or millsite claim, in terms of both its location and its maintenance, is dependent on strict compliance with a complex body of federal and state statutory and decisional law. In addition, there are few public records that definitively control the issues of validity and ownership of unpatented mining and millsite claims. We have not filed a patent application for any of our unpatented mining and millsite claims that are located on federal public lands in the United States and, under possible future legislation to change the General Mining Law, patents may be difficult to obtain.

        Our ability to conduct exploration, development, mining and related activities may also be impacted by administrative actions taken by federal agencies. With respect to unpatented millsites, for example, the ability to use millsites and their validity has been subject to greater uncertainty since 1997. In November of 1997, the Secretary of the Interior (appointed by President Clinton) approved a Solicitor's Opinion which concluded that the General Mining Law imposed a limitation that only a single five-acre millsite may be claimed or used in connection with each associated and valid unpatented or patented lode mining claim. Subsequently, however, on October 7, 2003, the new

Secretary of the Interior (appointed by President Bush) approved an Opinion by the Deputy Solicitor which concluded that the Mining Laws do not impose a limitation that only a single five-acre millsite may be claimed in connection with each associated unpatented or patented lode mining claim. Current federal regulations do not include the millsite limitation. There can be no assurance that the Department of the Interior will not seek to re-impose the millsite limitation at some point in the future.

        In addition, a consortium of environmental groups recently filed a lawsuit in the United District Court for the District of Columbia against the Department of the Interior, the Department of Agriculture, the Bureau of Land Management, or BLM, and the USFS, asking the court to order the BLM and USFS to adopt the five-acre millsite limitation. That lawsuit also asks the court to order the BLM and the USFS to require mining claimants to pay fair market value for their use of the surface of federal lands where those claimants have not demonstrated the validity of their unpatented mining claims and millsites. If the plaintiffs in that lawsuit were to prevail, that could have an adverse impact on our ability to use our unpatented millsites for facilities ancillary to our mining activities, and could significantly increase the cost of using federal lands at the Montanore Project for such ancillary facilities.

        In recent years, the U.S. Congress has considered a number of proposed amendments to the General Mining Law, as well as legislation that would make comprehensive changes to the law. Although no such legislation has been adopted to date, there can be no assurance that such legislation will not be adopted in the future. If ever adopted, such legislation could, among other things, (i) adopt the millsite limitation discussed above, (ii) impose time limits on the effectiveness of plans of operation that may not coincide with mine life, (iii) impose more stringent environmental compliance and reclamation requirements, (iv) establish a mechanism that would allow states, localities and Native American tribes to petition for the withdrawal of identified tracts of federal land from the operation of the General Mining Law, (v) allow for administrative determinations that mining would not be allowed in situations where undue degradation of the federal lands in question could not be prevented, and (vi) impose royalties on silver and copper production from unpatented mining and millsite claims located on federal lands or impose fees on production from patented mining and millsite claims. Further, it could have an adverse impact on earnings from our operations, could reduce estimates of any reserves we may establish and could curtail our future exploration and development activity on federal lands or patented claims.

        While we have no reason to believe that title to any of our properties is in doubt, title to mining properties is subject to potential claims by third parties claiming an interest in them.

We are obligated by a right of first refusal agreement relating to our future silver production that may affect the willingness of third parties to enter into silver purchase agreements with us.

        In November 2007, we entered into a Right of First Refusal agreement with a significant stockholder that granted to that stockholder a 20-year right of first proposal and a right to match third-party proposals to purchase all or any portion of silver mined, produced or recovered by us in the State of Montana. The right does not apply to trade sales and spot sales in the ordinary course of business or forward sales, in each case, for which we receive no upfront payment. The existence of this agreement may make other potential buyers for silver we produce less likely to negotiate with us to purchase silver, since they would be subject to losing the silver bargained for. A reduction in the number of bidders for our silver could reduce the price we can obtain for silver we produce.

The market price of our common stock is subject to volatility and could decline significantly.

        Our common stock is listed on the NYSE Amex and the Toronto Stock Exchange (TSX). Securities of small-cap companies such as ours have experienced substantial volatility in the past, often based on factors unrelated to the financial performance or prospects of the companies involved. These factors include macroeconomic developments in North America and globally and market perceptions of the attractiveness of particular industries. This volatility has been exacerbated in the latter half of 2008 and 2009 because of global economic disruptions. Our share price is also likely to be significantly affected by short-term changes in silver and copper prices or in our financial condition or results of operations as reflected in our quarterly earnings reports. Over the last three years, the closing price of our common shares as reported on the NYSE Amex has fluctuated from a low of $0.57 per share to a high of $5.33 per share. Other factors unrelated to our performance that could have an effect on the price of our common stock include the following:

  •
  the extent of analytical coverage available to investors concerning our business is limited because investment banks with research capabilities do not follow our securities;

  •
  the trading volume and general market interest in our securities could affect an investor's ability to trade significant numbers of shares of our common stock;

  •
  the relatively small size of the public float will limit the ability of some institutions to invest in our securities; and

  •
  a substantial decline in our stock price that persists for a significant period of time could cause our securities to be delisted from the NYSE Amex and the TSX, further reducing market liquidity.

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

        We have never paid dividends and any future decision as to the payment of dividends will be at the discretion of our board of directors and will depend upon our earnings, financial position, capital requirements, plans for expansion and such other factors as our board of directors deems relevant. We intend to retain our earnings, if any, to finance the growth and development of our business. Any return on an investment in our common stock will come from the appreciation, if any, in the value of our common stock.

Our shareholders are subject to future dilution by the exercise of options and warrants, and the existence of a significant number of options and warrants could depress the price of our common stock.

        As of March 30, 2010, we had 23,099,335 shares outstanding. As of that date, there were (i) options outstanding to purchase up to 2,139,000 shares of common stock at exercise prices ranging from $0.99 to $5.70 per share and (ii) warrants outstanding to purchase 6,155,918 shares at exercise prices ranging from $2.56 to $5.75 per share. We have customarily repriced stock options when the exercise price falls $1.00 or more below the prevailing market price of our common stock. Effective January 1, 2010, the Company will no longer reprice stock options when the exercise price falls $1.00 or more below the prevailing market price of our common stock. 2,572,000 additional shares of common stock are available for issuance under our stock option plans. If we issue additional options or warrants, or if currently outstanding options or warrants to purchase our common stock are exercised, the investments of our shareholders would be further diluted. In addition, the potential for exercise of a significant number of options and warrants can have a depressive effect on the market price for our common stock.

Anti-takeover provisions in our articles of incorporation, our bylaws and under Idaho law may enable our incumbent management to retain control of us and discourage or prevent a change of control that may be beneficial to our stockholders.

        Certain provisions of our articles of incorporation, as amended, our bylaws, as amended, and of Idaho law could discourage, delay or prevent a merger, acquisition, or other change of control that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for the shares of common stock of our company. Specifically, our articles of incorporation divides our board of directors into three classes having staggered terms of office. This may prevent or frustrate attempts by our stockholders to replace or remove our management. We have also implemented a stockholders rights plan, also called a poison pill, which would substantially reduce or eliminate the expected economic benefit to an acquirer from acquiring us in a manner or on terms not approved by our board of directors. These and other impediments to a third party acquisition or change of control could limit the price investors are willing to pay in the future for shares of our common stock. Our board of directors has also approved employment agreements with certain of our executive officers that include change of control provisions that provide severance benefits in the event that their employment terminates involuntarily without cause or for good reason within twelve months after a change of control of us. These agreements could affect the consummation of and the terms of a third party acquisition. We are also subject to provisions of Idaho law that could have the effect of delaying, deferring or preventing a change in control of our company. One of these provisions prevents us from engaging in a business combination with any interested stockholder for a period of three years from the date the person becomes an interested stockholder, unless specified conditions are satisfied.

Acquisitions and business integration issues will expose us to risks.

        We may, in the future, engage in targeted acquisitions. Any acquisitions that we make may change our business and operations, and may expose us to new geographic, political, operating, financial, governmental, environmental and geological risks. Our success in acquisition activities depends on our ability to identify suitable acquisition candidates, negotiate acceptable terms for any such acquisition, obtain financing to support the acquisition, and successfully integrate the acquired operations. Any acquisition would be accompanied by risks. We may expend considerable resources on pursuing an acquisition candidate, including on due diligence and negotiations, and we may ultimately not prove successful in completing the acquisition. Even if successful in completing the acquisition, the acquisition may present problems. For example, there may be significant decreases in commodity prices after we have committed to complete the transaction and have established the purchase price or exchange ratio; a material ore body may prove to be below expectations; we may have difficulty integrating and assimilating the operations and personnel of any acquired companies, realizing anticipated synergies and maximizing the financial and strategic position of the combined enterprise and maintaining uniform standards, policies and controls across the organization; the integration of the acquired business or assets may disrupt our ongoing business and our relationships with employees, customers, suppliers and contractors; and the acquired business or assets may have unknown liabilities which may be significant. If we choose to use equity securities as consideration for such an acquisition, our existing stockholders may suffer substantial dilution. Alternatively, we may choose to finance any such acquisition with existing resources which could materially affect our liquidity and could divert funds and management attention away from, and potentially jeopardize, the completion of the Montanore Project. There can be no assurance that we would be successful in overcoming these risks or any other problems encountered in connection with any acquisition.

ITEM 2.    PROPERTIES.

        The significant properties in which the Company has an interest are described below.

Montanore Property

        The Montanore Project is located in Sanders and Lincoln Counties in northwestern Montana and consists of two federal patented mining claims and approximately 1,059 unpatented lode mining claims and mill sites. The unpatented lode claims and mill sites are owned by the Company and are held subject to a $140 per claim annual payment to the federal government.

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

Non-Reserves—Mineralized Material

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

CAUTIONARY NOTE REGARDING DISCLOSURE OF MINERAL PROPERTIES

        Mines Management, Inc. is subject to the reporting requirements of the Securities Exchange Act of 1934, as amended ("Exchange Act"), and applicable Canadian securities laws, and as a result we report our mineral reserves according to two different standards. Canadian reporting requirements for disclosure of mineral properties are governed by National Instrument 43-101 Standards of Disclosure for Mineral Projects ("NI 43-101"). The definitions of NI 43-101 are adopted from those given by the Canadian Institute of Mining, Metallurgy and Petroleum. U.S. reporting requirements are governed by the SEC Industry Guide 7 ("Guide 7"). Documents filed with the U.S. Securities and Exchange Commission include reserves reported in accordance with Guide 7, and documents filed with Canadian securities authorities also include reserves reported in accordance with NI 43-101. These reporting standards have similar goals in terms of conveying an appropriate level of confidence in the disclosures being reported, but embody different approaches and definitions. Under Industry Guide 7, mineralization may not be classified as a "reserve" unless the determination has been made that the mineralization could be economically and legally produced or extracted at the time the reserve determination is made.

        We disclose mineral reserves and mineral resources according to the definitions set forth in NI-43-101 and modify them as appropriate to conform to Guide 7 for reporting in the U.S. In this Form 10-K, we use the term "mineralized material" to describe the amount of mineralization in mineral deposits that do not constitute "reserves" by U.S. standards. This is substantially equivalent to the total measured mineral resources and indicated mineral resources (disclosed as exclusive of reserves), which we disclose for reporting purposes in Canada. U.S. investors are cautioned that, while the terms "measured mineral resources," "indicated mineral resources" and "inferred mineral resources" are recognized and required by Canadian securities laws, the SEC does not recognize them. U.S. investors are also cautioned not to assume that all or any part of measured or indicated resources will ever be converted into Guide 7 compliant reserves.

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

History

        The Montanore Project was owned by Noranda Minerals Corporation, or Noranda, between 1988 and 2002. During that time, the project received a record of decision approving a plan of operations from the USFS and the State of Montana, as well as all other permits required for the project, allowing Noranda to proceed with full operations, but the project was never put into operation. From 1988 to 2002, we held royalty rights to a portion of the deposit. In 2002, Noranda announced that it was abandoning the project, and subsequently transferred to us by quitclaim deed the patented and unpatented mining claims that control the mineral rights, and all drill core and intellectual property, including geologic, environmental and engineering studies, relating to the Montanore Project.

        In May 2006, we acquired two Noranda subsidiaries that held title to the Montanore property, providing access to the 14,000 foot Libby adit which, when extended, will provide access to the Montanore deposit. Through this acquisition, we also received the Hard Rock Operating Permit 150 that covers certain exploration activities and the Montana Pollution Discharge Elimination System water discharge permit for the Montanore Project. The 14,000 foot Libby adit was constructed in the early 1990s by previous operators. The adit stops approximately 2,000 feet short of the deposit. Prior to our activity in 2006, there were no plant, equipment, subsurface improvements or equipment other than the Libby adit, which was plugged and in reclamation. During the third quarter of 2006, we reopened the adit and completed initial water testing to determine the treatment method for water discharged from the adit. The necessary permit revisions were received in November 2006 to undertake a planned $40 million underground evaluation drilling program. We own water rights associated with the Montanore property that we believe will be sufficient for proposed mining activities.

Advanced Exploration and Delineation Drilling Program

        The objectives of our underground evaluation drilling program are to:

  •
  expand the known higher grade intercepts of the Montanore deposit;

  •
  develop additional information about the deposit;

  •
  further assess and define the mineralized zone; and

  •
  provide additional geotechnical, hydrological and other data.

        The stages of the advanced exploration and delineation drilling program, and activities undertaken to date in each stage, are set out below:

  Stage 1—Dewatering and Adit Rehabilitation

        With the exception of the first 600 feet, the length of the Libby adit contains water. During this stage of the evaluation drilling program, we have developed a plan to dewater the adit and to treat the discharged water using ultra-filtration and possibly chemical pre-treatment so that discharged water, both during the dewatering process as well as during development of the adit and drilling program, meets Montana water quality standards. In 2007, we completed the design, procurement, engineering construction, start-up and pilot scale tests of the $1.5 million water treatment plant. In 2008, we continued to install and test the underground water pumping stations and sumps, and in early 2009 we proceeded with dewatering. We have retained an independent contractor, SMD, to manage the adit advancement and the drilling program. In 2009, we placed SMD on stand-by until the Forest Service permitting process is complete. SMD has completed engineering for a new nitrate removal addition to the water treatment facility and installation of the initial sumps and pumping system. Two additional sumps and a decanting system were placed into service at the 7,200 foot level during the second quarter of 2009. These sumps are part of the overall dewatering system designed to clarify water from the adit before sending it to the water treatment plant on the surface. Construction of the nitrate system is scheduled to start when timing of the receipt of permits is more certain, and to be completed prior to beginning the extension of the final section of the adit to reach the ore body and install drill stations. The current schedule is to begin construction of the concrete chambers in 2010 based on timing of receipt of the record of decision following completion of a final EIS. Current operations on the Libby adit include continued operations on the Montanore site water treatment system and dewatering of the decline.

        Concurrent with dewatering, we started rehabilitating the adit, which involves, among other activities, scaling the walls, installing new roof bolts and extending electricity, ventilation and dewatering infrastructure into the adit. Power for the planned evaluation drilling program will be provided by three on-site Cummins 800 KW generators. In the fourth quarter of 2006, we purchased a site generator and erected a warehouse building at the Libby adit site, along with an office and employee change facility. In 2007, an initial order of electrical supplies, ventilation material, pumping equipment, and ground control roof bolts and supplies was delivered to the site. Construction of a dry storage structure for inventory was completed in the fall of 2007. The initial fleet of surface equipment and underground equipment was purchased at a cost in excess of $6 million and delivered in the third and fourth quarters of 2007. During 2008, we added six additional staff and purchased additional equipment. Construction of the sumps has allowed us to test most of the mining equipment that will be used during the adit advancement and future development activities. To date, infrastructure placed in the decline includes a refuge chamber, mine power center and temporary pump station, along with the previously installed sumps and pumping system at the 700 ft. location. On April 30, 2009, SMD was demobilized, and the decline is now in a standby mode, until the environmental review process is complete. Total costs for Stage 1 activities are approximately $7.3 million, of which approximately $4.5 million had been spent by December 31, 2009.

  Stage 2—Advancement of Adit, Drifting and Establishment of Drill Stations

        Once rehabilitation is complete and the permitting process is complete, we plan to advance the adit approximately 3,000 feet towards the middle of the deposit. Following the advancement of the adit, we expect to commence 10,000 feet of development drifting, which will be necessary to provide drill access. Once drifting is underway we will also begin to establish drill stations. The process of drifting and the establishment of drill stations will continue throughout the remainder of the program. We estimate that Stage 2 will cost approximately $7.5 million.

  Stage 3—Phase I Delineation Drilling

        In Stage 3 of the advanced exploration and delineation drilling program, we expect to commence approximately 20,000 feet of delineation diamond core drilling of approximately 50 holes totaling approximately 45,000 feet. We expect to spend approximately $0.5 million on Phase I delineation drilling. We also expect to spend approximately $12.7 million (in addition to amounts set forth above) during Stages 1, 2 and 3 on site operating and capital costs, optimization studies and general corporate support.

  Stage 4—Phase II Drilling and Bankable Feasibility Study

        During this stage, we anticipate completing an additional 25,000 feet of diamond core drilling, undertaking additional metallurgical and geotechnical testing and analysis, and if the results of our exploration are successful, preparing for and completing a bankable feasibility study at an estimated cost, with site operating and capital costs, of approximately $10.0 million.

        We are currently doing trade off studies, reviewing the geology, and performing initial engineering reviews to improve our estimates of the projected costs and schedule for the final three stages of the program.

Permitting and Environmental

        In order to advance the Montanore Project past the exploration stage, we must obtain the requisite project approvals and permits from the USFS, the State of Montana, and the Army Corps of Engineers. The USFS and the State of Montana are undertaking a joint review of the Montanore Project and related permits, a process that we initiated in 2004 and requires preparation of a joint EIS. In this process, the USFS completes a draft EIS, solicits and considers public comments, prepares a final EIS, undertakes a biological assessment, and initiates consultation with the U.S. Fish and Wildlife Service for the purpose of issuing a biological opinion addressing the impact of the project on threatened and endangered species, including grizzly bear, lynx and bull trout. Following the issuance of a final EIS, the USFS would issue a record of decision setting forth its decision on our proposed plan of operations and hard rock mining program. Following issuance of the record of decision, and resolution of any appeals or legal challenges to the same, we would receive the required permits from the various agencies and finalize the Montanore Project based on the results of the completed agency review.

        In the second quarter of 2009, the USFS and the DEQ issued a draft EIS relating to the Montanore site for public review. The meeting for public comments on the draft EIS was held on April 16, 2009, and the public comment period expired on June 29, 2009. As part of the comment period, a site meeting occurred in June 2009 with the USFS, the DEQ, the Environmental Protection Agency, or EPA, and the Army Corps of Engineers to review the project.

        The USFS and DEQ have compiled the list of public comments and issues and are responding to those issues in preparation of the final EIS. Part of the effort will be to review the technical information pertinent to the project and public comments. The USFS and DEQ have reviewed our three-dimensional hydrologic model and are working collaboratively to determine how it can be implemented in a final EIS. This new model addresses water quantity, water quality, and other public and agency comments for the project. We have also started to initiate hydrological investigation in the Libby adit, as required by minor revisions to our Hard Rock Operating Permit 150, which will provide important technical data for the hydrologic model.

        We established a $1.124 million stand-by letter of credit in early January 2007 to satisfy reclamation bonding requirements related to our planned exploration at the Libby adit. The letter of credit is secured by a $1.2 million certificate of deposit.

        Additional review of the geochemical analysis completed in the draft EIS pertaining to water quality and waste rock quality is underway. We have submitted additional mine planning details to refine waste tonnages and disposal areas.

        One evaluation that must be included in the final EIS involves an analysis of potential project discharges of dredged or fill material into waters of the United States, including wetlands. Such discharges are regulated by Section 404 of the Clean Water Act which requires a permit before dredged or fill material may be discharged. In connection with the Section 404 permitting process, the Army Corps of Engineers, USFS, State of Montana, and EPA are examining alternate locations for the tailings impoundment. Specifically, in selecting the least environmentally damaging practicable alternative, the relevant government agencies are evaluating the proposed locations for the construction of a tailings impoundment based on which location best affords protection of the aquatic ecosystem while enabling us to meet our project purpose.

        The USFS has initiated the development of the biological assessment for the project. We continue to collect baseline data regarding fisheries, water quality, grizzly bear, and other important environmental receptors. In order to complete the last remaining portion of the biological assessment, final selection of the alignment of electricity transmission lines for the project must first be approved by the State of Montana. This will also allow the consultation process between the USFS and the U.S. Fish and Wildlife Service to commence.

        If all issues are resolved satisfactorily, a record of decision approving our plan of operations could be issued by the USFS sometime toward the end of the second quarter of 2010.

Engineering

        In May 2006, McIntosh Engineering and Hatch Ltd. completed a Cost Update Study and generated a draft report for the project. This report included engineering optimization, engineering review, cost updates, mine planning, and other aspects of the project. The report also provided additional optimization opportunities that will be evaluated as part of the on-going internal engineering work currently underway.

        As part of the mine planning effort, we assembled all of the geologic information developed by Noranda and another previous owner for the project and incorporated the information into the Vulcan mine modeling package. This 3-dimensional geologic model is a critical first step in further evaluating mine planning activities and projection of ore zones. This information was also used to develop the underground drilling targets for the evaluation drilling program.

        Engineering refinement and geology work continues at Montanore using existing information. Geology confirmation mapping is beginning with the advance of the rehabilitation down the decline. Currently, hydrological studies are being carried out for the creation of a hydrological model for the rock formations being crossed by the decline. Ongoing optimization and trade-off studies will help prepare assumptions that will be used in development of a feasibility study on the Montanore Project. The company plans to revaluate the Canadian Instrument 43-101 and perform a project economic evaluation (PEA) using a third party engineering firm in the second quarter of 2010.

Potential Acquisitions

        We are continually seeking potential acquisitions, and have engaged from time to time in discussions with companies conducting mining operations or owners of mining properties or projects. The acquisition targets vary in many respects, but all acquisitions are related to the mining of precious metals.

        While we are not currently in discussions with any person or entity regarding a potential acquisition, an acquisition opportunity could arise quickly.

Other Properties

        We also own certain patented and unpatented mining claims on zinc properties in northern Washington State, referred to as the Iroquois and Advance properties. We have not conducted mining activities on these properties since the 1960s. In December 2007, we completed an impairment analysis of the carrying values of the Iroquois and Advance properties relative to their immediate development potential. In connection with that evaluation, we wrote off the capitalized costs associated with the properties in the amount of $226,000 which had been recorded in connection with mining activity that occurred in the 1950s. We continue to hold the real property, mining claims, and patented claims underlying the Iroquois and Advance properties; however, such property, mining claims, and patented claims do not have any book value in our consolidated financial statements. We also generate minor income from a working interest royalty, acquired more than 40 years ago, in several producing oil wells located in Kansas.

ITEM 3.    LEGAL PROCEEDINGS.

        None.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

        Our common stock commenced trading on the AMEX (now the NYSE Amex) under the symbol, "MGN," on March 24, 2004. On January 10, 2006, the Company's common stock began trading on the Toronto Stock Exchange under the symbol "MGT."

        The following table shows the high and low closing sales prices for our common stock for each quarter since January 1, 2008. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. On March 29, 2010, the closing price of the Company's common stock was $2.58 on the NYSE Amex and Cdn $2.57 on TSX.

	NYSE Amex ($)		TSX (Cdn $)
Fiscal Year	High	Low	High	Low
2010:
First Quarter (through March 29, 2010)	$3.29	$2.45	$3.38	$2.57
2009:
First Quarter	$2.05	$1.15	$2.52	$1.62
Second Quarter	$2.00	$1.32	$2.40	$1.41
Third Quarter	$2.83	$1.37	$3.05	$1.54
Fourth Quarter	$3.35	$2.10	$3.57	$2.27
2008:
First Quarter	$4.39	$3.21	$4.35	$3.32
Second Quarter	$3.87	$2.64	$3.93	$2.75
Third Quarter	$3.25	$1.29	$3.29	$1.14
Fourth Quarter	$1.79	$0.57	$1.90	$0.70

        As of February 28, 2010 there were 681 shareholders of record of our common stock and approximately 3,141 additional shareholders whose shares are held through brokerage firms or other institutions.

        We have never paid dividends and any future decision as to the payment of dividends will be at the discretion of our board of directors and will depend upon our earnings, receipt of dividends from our subsidiaries, financial position, capital requirements, plans for expansion and such other factors as our board of directors deems relevant.

Unregistered Sales of Equity Securities

        Not applicable.

Securities Authorized for Issuance Under Equity Compensation Plans

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a)) (c)
Equity compensation plans approved by shareholders	1,666,000	$1.39	3,265,000
Equity compensation plans not approved by shareholders	—	—	—
Total	1,666,000	$1.39	3,265,000

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

        The following discussion and analysis is provided as a supplement to, and should be read in conjunction with, our financial statements, the accompanying notes ("Notes") and other information appearing in this report. As used in this report, unless the context otherwise indicates, references to the "Company," "we," "our," "ours," and "us" refer to Mines Management, Inc. and its subsidiaries collectively.

Overview

2009 Highlights

  •
  Completed the EIS public comment period on June 29, 2009, with the agencies currently compiling the responses and incorporating them into the final EIS which is scheduled for completion by the U.S. Forest Service in 2010.

  •
  Adopted the Shareholders Rights Plan at the June 18, 2009 Annual Meeting of Shareholders.

  •
  Completed installation and testing of the sumps for the water treatment system at the Montanore site.

  •
  Obtained effectiveness of a shelf registration for up to $65 million in the fourth quarter of 2009.

  •
  Repaid a $1.8 million credit line in September 2009.

  •
  Implemented cash conservation measures pending completion of permitting, including demobilization in April 2009 of SMD, the adit rehabilitation contractor.

  •
  Maintained a significant cash and investment position at December 31, 2009.

        At December 31, 2009, the balance of our cash and unrestricted certificates of deposit was over $12 million. Our net cash expenditures for operating activities for 2009 totaled $7.4 million. Cash outlays were less than projected due to delays in the USFS approval of our EIS and our decision to delay adit rehabilitation and dewatering until received. In 2010, we plan to continue to focus on our planning for our exploration and delineation drilling program at the Montanore Project. We also intend to continue to pursue the re-permitting applications with the goal of having sufficient data to commence preparation of a phased financing plan for the Montanore Project. We plan to engage a contractor to begin preparation of a project economic evaluation (PEA) and reworking our 43-101 Canadian Instrument for the Montanore Project in the second quarter of 2010. We will need to raise approximately $20 million to complete our exploration drilling and bankable feasibility study, which we expect would be undertaken over the next three years, assuming we receive a final EIS and Record of Decision in 2010. Similarly, development activities could be deferred if the permitting process is delayed or if commodity prices make the project difficult to finance or increase the expense of such financing.

Restatement of 2008 Financial Statements

        The Company reassessed its policy for capitalizing property, plant and equipment and determined that certain purchases of stationary equipment and construction in progress recorded in prior periods should have been considered exploration costs and expensed as incurred. Accordingly, the Company has restated its previously issued 2008 consolidated financial statements to reflect this correction. For an explanation of the effects of this restatement, see "Note 2—Prior Period Adjustment" of our Consolidated Financial Statements.

Financial and Operating Results

        We reported a net loss for the year ended December 31, 2009 of $9.4 million or $0.41 per share compared to a loss of $10.8 million or $0.48 per share for the year ending December 31, 2008. The decrease of $1.4 million in net loss between 2009 and 2008 was primarily due to the Company reducing its operating expenses in 2009 to conserve resources pending the determination of environmental permits. The following table summarizes expenditures by category and year:

	Expense Summary
Expenditures	2009	2008
		(Restated)
	(millions)
Montanore Project Expense	$4.4	$5.3
Administrative Expense	$3.4	$3.6
Depreciation	$1.0	$1.0
Non Cash Stock Option Expense	$0.4	$1.7
Other (Income) Expense	$0.2	$(0.8)

        Montanore Project Expense includes exploration, fees, filing and licenses, and technical services, including environmental, engineering and permitting expense. Montanore Project expense decreased by $0.9 million during 2009 compared to 2008 for the following reasons: (i) demobilization of our adit rehabilitation contractor and decreased spending related to rehabilitation activity during 2009 ($0.3 million), (ii) the loss of two employees led to a decline in technical salaries of $0.1 million during 2009, (iii) decline of $0.2 million in consultant fees in 2009 because payments to an environmental consultant to conduct additional studies needed for the draft EIS were completed during 2008 and expenditures pertaining to the design of the nitrate treatment and removal system at the mine site were principally completed in 2008, and (iv) recognition of an asset retirement obligation in the amount of $0.3 million during 2008. Administrative expense, which includes general overhead and office expense, legal, accounting, compensation, rent, taxes, and investor relations expense, decreased in 2009 by $0.2 million. The decrease was primarily due to a decline in promotion and investor relation expenditures during 2009. Non-cash stock option expense decreased by $1.3 million during 2009 primarily because $0.8 million of expense associated with the grant of options upon approval of the 2007 Stock Option Plan was recognized during 2008 following receipt of stockholder approval at the

2008 annual meeting. The remaining $0.5 million decrease in non-cash stock option expense was the result of recognizing additional compensation expense in connection with re-pricing of stock options which was $0.2 million in 2009 compared to $0.7 million in 2008. Other income includes a $0.5 million loss due to the change in the fair market value of warrant derivatives and a decrease of $0.5 million in interest income during 2009 as a result of utilizing funds for operating activities during 2009.

Liquidity and Capital Resources

        At December 31, 2009, our aggregate cash, short term investments, and long term investments totaled $13.8 million compared to $20.3 million at December 31, 2008. Cash flows utilized by financing activities were $1.8 million in 2009, primarily to pay off the balance on the line of credit. The net cash used for operating activities during 2009 was $7.4 million, which consisted primarily of permitting, environmental, exploration, and engineering expenses for the Montanore project and general and administrative expenses. Cash used in investing activities for 2009 was $0.1 million for the purchase of certificates of deposit. The net decrease in cash and cash equivalents for the year ending December 31, 2009 was $9.4 million.

        We anticipate expenditures in 2010 of approximately $8.0 million, which we expect will consist of (i) $1.5 million in each quarter for ongoing operating and general administrative expenses and (ii) $0.5 million in each quarter for permitting and for engineering and geologic studies to upgrade our Canadian Instrument 43-101 and perform a preliminary economic evaluation study. We will require $10.0 to $11.0 million of external financing to fund expenditures we expect to incur in 2010 and 2011 for the advanced exploration and delineation drilling program and initiation of a bankable feasibility study.

Off Balance Sheet Arrangements

        We have no off balance sheet arrangements.

Table of Contractual Obligations

        The following table summarizes our contractual obligations at December 31, 2009:

Contractual Obligations	Total	Less Than 1 Year	2-3 Years	4-5 Years	Thereafter
Operating leases	$67,250	$55,000	$12,250	—	—

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        The consolidated financial statements for the years ended December 31, 2009 and 2008 are included in this Report on Form 10-K as set forth below.

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of
Mines Management, Inc. and Subsidiaries

        We have audited the accompanying consolidated balance sheets of Mines Management, Inc. and Subsidiaries (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended and for the period from inception of the exploration stage (August 12, 2002) through December 31, 2009. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mines Management, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for the years then ended and for the period from the inception of the exploration stage (August 12, 2002) through December 31, 2009 in conformity with U.S. generally accepted accounting principles.

        As discussed in Note 2 to the consolidated financial statements, the 2008 consolidated financial statements have been restated to correct a misstatement.

/s/ Tanner LC

Salt Lake City, Utah
March 31, 2010

Mines Management, Inc. and Subsidiaries (An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
		(Restated)
Assets
CURRENT ASSETS:
Cash and cash equivalents	$6,090,169	$15,448,159
Interest receivable	64,964	123,004
Prepaid expenses and deposits	168,960	147,887
Certificates of deposit	5,000,000	1,420,242
Restricted certificate of deposit	—	5,000,000

Total current assets	11,324,093	22,139,292

PROPERTY, PLANT AND EQUIPMENT:
Buildings and leasehold improvements	836,454	836,454
Plant and equipment	6,450,089	6,450,089
Office equipment	320,060	331,765

	7,606,603	7,618,308
Less accumulated depreciation	2,417,921	1,410,464

	5,188,682	6,207,844

OTHER ASSETS:
Certificates of deposit	1,481,307	—
Available-for-sale securities	1,245,897	201,782
Reclamation deposits	1,236,846	1,184,966

	3,964,050	1,386,748

	$20,476,825	$29,733,884

Liabilities and Stockholders' Equity
CURRENT LIABILITIES:
Accounts payable	$546,030	$585,965
Payroll and payroll taxes payable	18,446	33,908
Line of credit	—	1,815,231
Warrant derivatives	1,017,844	—

Total current liabilities	1,582,320	2,435,104

LONG-TERM LIABILITIES:
Asset retirement obligation	394,899	376,233

Total liabilities	1,977,219	2,811,337

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock—no par value, 10,000,000 shares authorized; -0- shares issued and outstanding	—	—
Common stock—$0.001 par value, 100,000,000 shares authorized; 22,944,683 and 22,756,848 shares issued and outstanding, respectively	22,945	22,757
Additional paid-in capital	66,908,698	66,995,956
Accumulated deficit	(1,117,306)	(1,117,306)
Deficit accumulated during the exploration stage	(46,734,115)	(37,354,128)
Accumulated other comprehensive income loss	(580,616)	(1,624,732)

Total stockholders' equity	18,499,606	26,922,547

	$20,476,825	$29,733,884

See accompanying notes to consolidated financial statements.

Mines Management, Inc. and Subsidiaries (An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

			From Inception of Exploration Stage August 12, 2002 Through December 31, 2009
	Years Ended December 31,
	2009	2008
		(Restated)
REVENUE:
Royalties	$13,245	$18,108	$83,592

OPERATING EXPENSES:
General and administrative	2,948,582	4,349,325	20,597,001
Technical services	4,208,580	5,145,591	20,321,118
Depreciation	1,022,902	1,023,135	2,421,867
Legal, accounting, and consulting	786,439	830,230	3,159,284
Fees, filing, and licenses	216,488	256,648	2,038,041
Exploration	—	—	165,176
Impairment of mineral properties	—	—	504,492

Total operating expenses	9,182,991	11,604,929	49,206,979

LOSS FROM OPERATIONS	(9,169,746)	(11,586,821)	(49,123,387)

OTHER INCOME (LOSS):
Loss from warrant derivatives	(541,463)	—	(541,463)
Interest, net	331,222	818,705	2,930,735

	(210,241)	818,705	2,389,272

NET LOSS	$(9,379,987)	$(10,768,116)	$(46,734,115)

NET LOSS PER SHARE (basic and diluted)	$(0.41)	$(0.48)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (basic and diluted)	22,857,340	22,667,845

See accompanying notes to consolidated financial statements.

Mines Management, Inc. and Subsidiaries (An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FROM INCEPTION (AUGUST 12, 2002) THROUGH DECEMBER 31, 2009

			Issuable Common Stock				Deficit Accumulated During the Exploration Stage
	Common Stock							Accumulated Other Comprehensive Income
					Additional Paid-in Capital	Accumulated Deficit
	Shares	Amount	Shares	Amount					Total
BALANCES, AUGUST 12, 2002 (Inception of exploration stage)	5,316,956	$5,317	90,000	$22,500	$1,495,998	$(1,117,306)	$—	$846	$407,355
Issuable common stock issued	90,000	90	(90,000)	(22,500)	22,410	—	—	—	—
Common stock issued for cash	14,515,912	14,517	—	—	55,640,910	—	—	—	55,655,427
Exercise of stock options and warrants	1,905,579	1,905	—	—	3,468,883	—	—	—	3,470,788
Stock-based compensation	380,000	380	—	—	4,071,955	—	—	—	4,072,335
Issuance of stock for Heidelberg shares	27,620	27	—	—	(27)	—	—	—	—
Comprehensive loss:
Adjustment to net unrealized gain on marketable securities	—	—	—	—	—	—	—	120,505	120,505
Net loss	—	—	—	—	—	—	(23,541,144)	—	(23,541,144)

Comprehensive loss									(23,420,639)

BALANCES, DECEMBER 31, 2007, AS ORIGINALLY REPORTED	22,236,067	22,236	—	—	64,700,129	(1,117,306)	(23,541,144)	121,351	40,185,266
Prior Period Adjustment, (Note 2)	—	—	—	—	—	—	(3,044,868)	—	(3,044,868)

BALANCES, DECEMBER 31, 2007, AS RESTATED	22,236,067	22,236	—	—	64,700,129	(1,117,306)	(26,586,012)	121,351	37,140,398
Exercise of stock options and warrants	520,781	521	—	—	811,479	—	—	—	812,000
Stock-based compensation	—	—	—	—	1,724,904	—	—	—	1,724,904
Financing expenses					(240,556)				(240,556)
Comprehensive loss:
Adjustment to net unrealized loss on marketable securities	—	—	—	—	—	—	—	(1,746,083)	(1,746,083)
Net loss, as restated	—	—	—	—	—	—	(10,768,116)	—	(10,768,116)

Comprehensive loss									(12,514,199)

BALANCES, DECEMBER 31, 2008, AS RESTATED	22,756,848	22,757	—	—	66,995,956	(1,117,306)	(37,354,128)	(1,624,732)	26,922,547
Cumulative adjustment for warrant derivative	—	—	—	—	(476,381)	—	—	—	(476,381)
Exercise of stock options and warrants	187,460	188	—	—	19,162	—	—	—	19,350
Stock-based compensation	—	—	—	—	369,961	—	—	—	369,961
Issuance of stock for Heidelberg shares	375	—	—	—	—	—	—	—	—
Comprehensive loss:
Adjustment to net unrealized gain on marketable securities	—	—	—	—	—	—	—	1,044,116	1,044,116
Net loss	—	—	—	—	—	—	(9,379,987)	—	(9,379,987)

Comprehensive loss									(8,335,871)

BALANCES, DECEMBER 31, 2009	22,944,683	$22,945	—	$—	$66,908,698	$(1,117,306)	$(46,734,115)	$(580,616)	$18,499,606

See accompanying notes to consolidated financial statements.

Mines Management, Inc. and Subsidiaries (An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

			From Inception of Exploration Stage August 12, 2002 Through December 31, 2009
	Years Ended December 31,
	2009	2008
		(Restated)
Increase (Decrease) in Cash and Cash Equivalents
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,379,987)	$(10,768,116)	$(46,734,115)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	369,961	1,724,904	7,110,720
Stock received for services	—	—	(11,165)
Depreciation	1,022,902	1,023,135	2,421,867
Initial measurement of asset retirement obligation	—	344,187	344,187
Accretion of asset retirement obligation	18,666	32,046	50,712
Loss (gain) from warrant derivatives	541,463	—	541,463
Impairment of mineral properties	—	—	504,492
Changes in assets and liabilities:
Interest receivable	58,040	(42,342)	(64,964)
Prepaid expenses and deposits	(21,073)	(17,304)	(229,371)
Accounts payable	(39,935)	(1,362,601)	545,866
Payroll and payroll taxes payable	(15,462)	10,735	15,266

Net cash used in operating activities	(7,445,425)	(9,055,356)	(35,505,042)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(3,740)	(895,976)	(7,591,288)
Proceeds from disposition of property and equipment	—	33,154	35,423
Construction in progress	—	(5,341)	(52,847)
(Purchase) maturity of certificates of deposit	(112,944)	(4,943,021)	(7,657,241)
Purchase of available-for-sale securities	—	(1,815,348)	(1,815,348)
Increase in mineral properties	—	—	(144,312)

Net cash used in investing activities	(116,684)	(7,626,532)	(17,225,613)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (payment of) line of credit	(1,815,231)	1,815,231	—
Proceeds from sale of common stock	19,350	571,444	58,773,489

Net cash provided (used) by financing activities	(1,795,881)	2,386,675	58,773,489

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(9,357,990)	(14,295,213)	6,042,834
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	15,448,159	29,743,372	47,335

CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,090,169	$15,448,159	$6,090,169

SUPPLEMENTAL INFORMATION:
Interest paid	$45,242	$20,526	$65,768

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

b.     Exploration Stage Enterprise

        Since the Company is in the exploration stage of operation, the Company's financial statements are prepared in accordance with the provisions of ASC 915 Development Stage Enterprises, as it devotes substantially all of its efforts to acquiring and exploring mining interests that management believes should eventually provide sufficient net profits to sustain the Company's existence. Until such interests are engaged in commercial production, the Company will continue to prepare its consolidated financial statements and related disclosures in accordance with this standard.

        Financial statements issued by an exploration stage enterprise present financial position, changes in financial position, and results of operations in conformity with the U.S. generally accepted accounting principles that apply to established operating enterprises and include the following additional information: (1) cumulative net losses reported as "deficit accumulated during exploration stage" in the stockholders' equity section of the consolidated balance sheets; (2) cumulative amounts from the inception of the exploration stage included on the consolidated statements of operations, statements of cash flows, and statements of stockholders' equity.

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

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

e.     Property, plant and equipment

        Property, plant and equipment are stated at cost less accumulated depreciation. Buildings and leasehold improvements are depreciated on the straight-line basis over an estimated useful life of 39 years. Plant and equipment and office equipment are generally depreciated on a straight-line basis over estimated useful lives ranging from 5 to 10 years. When assets are retired or sold, the costs and related allowances for depreciation are eliminated from the accounts and any resulting gain or loss is reflected in the statement of operations.

f.      Mining properties, exploration and development costs

        All exploration expenditures, including costs to acquire stationary equipment for use in exploration activities that have no significant alternative future use, are expensed as incurred. Significant property acquisition payments for active exploration properties are capitalized, including payments to acquire mineral rights. Once a feasibility study has been completed, approved by management, and a decision is made to put the ore body into production, expenditures to develop new mines, to define further mineralization in existing ore bodies, and to expand the capacity of operating mines, are capitalized and amortized on the units of production basis over =proven and probable reserves. The Company charges to operations the allocable portion of capitalized costs attributable to properties sold. Capitalized costs are allocated to properties sold based on the proportion of claims sold to the claims remaining within the project area.

g.     Asset impairment

        The Company evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amount may not be recoverable. If the sum of estimated future net cash flows on an undiscounted basis is less than the carrying amount of the related asset grouping, asset impairment is considered to exist. The related impairment loss is measured as the amount by which the carrying amount of the asset exceeds its fair value. Changes in significant assumptions underlying future cash flow estimates may have a material effect on the Company's financial position and results of operations.

h.     Fair value measurements

        Effective January 1, 2008, the disclosure requirements for the Company's financial assets and liabilities that are measured at fair value on a recurring basis were expanded to include the inputs used to develop those measurements and the level within the fair value hierarchy in which the fair value measurements in their entirety fall. The three levels of the fair value hierarchy are as follows:

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

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

i.      Asset retirement obligations

        A liability is recognized for the present value of estimated environmental remediation (asset retirement obligation), in the period in which the liability is incurred if a reasonable estimate of fair value can be made. The offsetting balance is charged to expense as an exploration cost if the liability is incurred during the exploration stage of the related mining project or as an asset if the related mining project is in production. Adjustments are made to the liability for changes resulting from passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation. The Company has an asset retirement obligation associated with its underground evaluation program at the Montanore Project, described more fully in note 8.

j.      Deferred Income Taxes

        Deferred income tax is provided for differences between the basis of assets and liabilities for financial and income tax reporting. A deferred tax asset, subject to a valuation allowance, is recognized for estimated future tax benefits of tax-basis operating losses being carried forward. Uncertain tax positions are evaluated in a two-step process, whereby (1) it is determined whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the largest amount of tax benefit that is greater than fifty percent likely to be realized upon ultimate settlement with the related tax authority would be recognized. If income tax related interest and penalties were to be assessed, the Company would charge interest to interest expense, and penalties to general and administrative expense.

k.     Stock compensation

        The Company measures and records the costs of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, recognized over the period during which an employee is required to provide services in exchange for such award. Compensation cost is recognized for awards granted and for awards modified, repurchased or cancelled. At December 31, 2009, the Company had three stock option plans which are described more fully in note 11.

l.      Net loss per share

        Basic loss per share is computed on the basis of the weighted average number of shares outstanding during the periods. Diluted loss per share is calculated on the basis of the weighted average number of shares outstanding during the period plus the effect of potential dilutive shares during the period. Potential dilutive shares include outstanding stock options and warrants. As of December 31, 2009 and 2008, potential dilutive shares were 6,876,784 and 7,061,784, respectively. For periods in which a net loss is reported, potential dilutive shares are excluded because they are antidilutive. Therefore, basic loss per share is the same as diluted loss per share for the years ended December 31, 2009 and 2008.

m.    Reclassifications

        Certain amounts in the prior-period financial statements have been reclassified for comparative purposes to conform to current period presentation with no effect on total assets, net loss, comprehensive income, accumulated deficit, or cash flows as previously reported.

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

n.     Assumptions and use of estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Significant areas requiring the use of management assumptions and estimates relate to asset impairments, including long-lived assets and investments, asset retirement obligations, and valuation of stock based compensation and warrant derivatives. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company's consolidated financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions, which could have a material effect on the reported amounts of the Company's consolidated financial position and results of operations.

o.     New accounting standards

        Effective January 1, 2009, the Company adopted the provisions of ASC 815, Derivatives and Hedging, which applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative and to any freestanding financial instruments that are potentially settled in an entity's own common stock. As a result of adopting these new provisions, 1,882,484 of the Company's issued and outstanding common stock purchase warrants previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment. As such, effective January 1, 2009 the Company reclassified the fair value of these common stock purchase warrants, which have exercise price reset features, from equity to liability status as if these warrants were treated as a derivative liability since their date of issue. On January 1, 2009, the Company reclassified from additional paid-in capital, as a cumulative effect adjustment, $476,381 to beginning retained earnings to recognize the fair value of such warrants on such date. The fair value of these common stock purchase warrants increased to $1,017,844 as of December 31, 2009. As such, a $541,463 loss from the change in fair value of these warrants for the year ended December 31, 2009 was included in the Statement of Operations.

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

	December 31, 2009	January 1, 2009
Weighted average risk-free interest rate	0.39%	0.82%
Weighted average volatility	97.64%	87.77%
Expected dividend yield	—	—
Weighted average expected life (in years)	0.7	1.7

        Expected volatility is based primarily on historical volatility. Historical volatility was computed using weekly pricing observations for recent periods that correspond to the last twenty-four months. We believe this method produces an estimate that is representative of our expectations of future volatility

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

over the expected term of these warrants. We currently have no reason to believe future volatility over the expected remaining life of these warrants is likely to differ materially from historical volatility. The expected life is based on the remaining term of the warrants. The risk-free interest rate is based on one month or one-year U.S. Treasury securities as applicable to the remaining term of the warrants.

        In January 2010, the FASB issued Accounting Standards Update No. 2010-06 (ASU 2010-06), an update to ASC 820, "Fair Value Measurements and Disclosures". This update provides new disclosures on fair value measurements as follows: (i) the amounts and reasons for significant transfers in and out of Levels 1 and 2 fair value measurements, and (ii) the activity in Level 3 fair value measurements, including information about purchases, sales, issuances, and settlements on a gross basis rather than as one net number.

        This update also provides amendments that clarify existing disclosures required in ASC 820 as follows: (1) Fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. (2) Disclosures about valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements are required for fair value measurements that fall in either Level 2 or Level 3.

        The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about the activity in Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

NOTE 2—PRIOR PERIOD ADJUSTMENT:

        The Company reassessed its policy for capitalizing property, plant and equipment and determined that certain purchases of stationary equipment and construction in progress recorded in prior periods, including the amount capitalized in connection with an asset retirement obligation, should have been considered exploration costs and expensed as incurred. Accordingly, the Company has restated its previously issued 2008 consolidated financial statements to reflect this correction. The effect of this restatement on the results of operations and comprehensive loss for the year ended December 31, 2008 is as follows:

	As Previously Reported	As Restated
Net loss	$(10,306,637)	$(10,768,116)
Net loss per share	$(0.45)	$(0.48)
Comprehensive net loss	$(12,052,720)	$(12,514,199)

NOTE 2—PRIOR PERIOD ADJUSTMENT: (Continued)

        The effect of this restatement on the deficit accumulated during the exploration stage, property, plant and equipment, and certain operating expenses as of and for the year ended December 31, 2008 is as follows:

	As Previously Reported	Adjustment	As Restated
Deficit accumulated during the exploration stage, beginning of year	$(23,541,144)	$(3,044,868)	$(26,586,012)
Property, plant and equipment	$9,714,191	$(3,506,347)	$6,207,844
Depreciation expense	$1,085,925	$(62,790)	$1,023,135
Technical services expense	$4,621,322	$524,269	$5,145,591

        The correction of this error did not result in a change in income taxes currently payable or deferred income taxes, net of a valuation allowance.

NOTE 3—MINING PROPERTIES:

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

NOTE 4—CERTIFICATES OF DEPOSIT:

        At December 31, 2009, the Company owns two certificates of deposit for a total of $1,481,307. These investments mature in August 2011 and bear interest at the rate of 2.57%. As of December 31, 2008, the Company owned six certificates of deposit for a total of $1,420,242. These investments matured during 2009 and had an interest rate of 4.21%. The Company also owns a $5,000,000 certificate of deposit which matures in June 2010 and bears interest at the rate of 1.49%. As of December 31, 2008, this certificate was collateral for the line of credit described in note 7. The line of credit was not renewed upon maturity in September 2009 and therefore, this certificate of deposit is no longer restricted as of December 31, 2009.

        The Company also has a certificate of deposit which is pledged as security for a letter of credit to the Montana Department of Environmental Quality as a reclamation guarantee for the Montanore expansion evaluation program. This certificate of deposit is in the amount of $1,175,935 and $1,124,055 as of December 31, 2009 and 2008, respectively. It bears interest at the rate of 2.57% as of December 31, 2009 and had a maturity date of January 3, 2010. This certificate of deposit renews automatically each year and is included with reclamation deposits on the Consolidated Balance Sheets for the years ended December 31, 2009 and 2008. The certificate was renewed on January 3, 2010 in the amount of $1,175,934, bearing interest at the rate of 1.64% and expires on January 3, 2011.

NOTE 5—AVAILABLE-FOR-SALE SECURITIES:

        Available-for-sale securities are comprised of common stocks which have been valued using quoted market prices in active markets. The following table summarizes the Company's available-for-sale securities:

	December 31, 2009	December 31, 2008
Cost	$1,826,513	$1,826,513
Unrealized Gains	14,080	8,263
Unrealized Losses	(594,696)	(1,632,994)

Fair Market Value	$1,245,897	$201,782

        The Company has one investment in a marketable equity security with a fair market value of $1,220,652 and unrealized losses of $594,696 as of December 31, 2009. The Company has evaluated this investment and does not consider it to be other-than-temporarily impaired. The fair market value of this investment has fluctuated in response to the effect of the financial crisis on the commodities market and is expected to recover. The Company has the ability and intent to hold this investment for a reasonable period of time sufficient for a forecasted recovery of fair value.

NOTE 6—FAIR VALUE MEASUREMENTS:

        The following table summarizes the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2009, and the fair value calculation input hierarchy level determined to apply to each asset and liability category. Quoted market prices were used to determine the fair value of available-for-sale securities. See note 1 for further discussion on the fair value measurement technique used to value the warrant derivatives. The Company has no financial assets or liabilities that are measured at fair value on a nonrecurring basis.

	Balance at December 31, 2009	Balance at December 31, 2008	Input Hierarchy Level
Assets:
Money market accounts	$6,056,280	$15,304,056	Level 1
Available-for-sale securities	$1,245,897	$201,782	Level 1
Liabilities:
Warrant derivatives	$1,017,844	$—	Level 2

NOTE 7—LINE OF CREDIT:

        In connection with the acquisition of certain investments during 2008, the Company entered into a line of credit agreement with a credit limit of $5,000,000 bearing interest at a rate equal to the Washington Trust Bank Index Rate (3.25% at December 31, 2008) and secured by a $5,000,000 certificate of deposit. The line of credit had an outstanding balance of $-0- and $1,815,231 as of December 31, 2009 and 2008, respectively. The line of credit matured on September 17, 2009. At that time the balance was repaid in full and the line of credit was not renewed.

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

	Year Ended December 31, 2009	Year Ended December 31, 2008
Balance January 1,	$376,233	$—
Initial estimate	—	344,187
Accretion expense	18,666	32,046

Balance December 31,	$394,899	$376,233

        The Company has a certificate of deposit which is pledged as security for a Letter of Credit to the Montana Department of Environmental Quality as a reclamation guarantee for the Montanore expansion evaluation program which is discussed further in note 4.

NOTE 9—CONCENTRATION OF CREDIT RISK:

        The Company maintains its cash and cash equivalents in one financial institution. In October 2008, the Emergency Economic Stabilization Act of 2008 temporarily increased FDIC insurance from $100,000 to $250,000 per depositor through December 31, 2013. The Company's total uninsured bank deposit balance totals approximately $13,498,000 as of December 31, 2009. To date, the Company has not experienced a material loss or lack of access to its invested cash or cash equivalents; however, no assurance can be provided that access to the Company's invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

NOTE 10—STOCKHOLDERS' EQUITY:

Common Stock:

        In 2004, the Company sold 1,285,000 common shares for $6,425,000 ($5.00 per share). In connection with the stock sales, the Company granted warrants to purchase up to 511,000 shares of common stock at $7.25 per share through five years from the initial exercise date. The Company paid a cash finder's fee of 7% of the gross purchase price received in the offering. The finder also received 3% warrant compensation, or warrants to purchase 192,750 common shares at $7.25 per share through February 18, 2009. These warrants were repriced to $6.00 per share in October 2005, to $5.00 per share in April 2007, and to $4.00 per share in November 2007 in accordance with the terms of the 2004 warrant agreement. In January of 2009, the Company extended the expiration date of the outstanding warrants to February 10, 2010. In February 2010, the Company extended the expiration date to June 10, 2010 and reduced the exercise price to $2.56 per share. Cumulative warrants exercised relating to this issue were 148,750 at December 31, 2009 and 2008.

        In 2005, the Company sold 1,016,667 common shares for $6,100,002 ($6.00 per share). In connection with the stock sales, the Company granted warrants to purchase up to 737,084 shares of

NOTE 10—STOCKHOLDERS' EQUITY: (Continued)

common stock at $8.25 per share through five years from the date of issuance. The Company paid a cash finder's fee of 7% of the gross purchase price received in the offering. The finder also received a 3.75% warrant compensation, or warrants to purchase 228,750 common shares at $8.25 per share through October 20, 2010. These warrants were repriced at $5.00 per share in April 2007, to $4.00 per share in November 2007, and to $2.56 per share in February 2010, in accordance with the anti-dilution provisions of the 2005 warrant agreement. To date, no warrants relating to this issue have been exercised.

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

        The underwriters were granted an over-allotment option, exercisable for a period of 30 days following the closing, to acquire up to an additional 900,000 units. On May 7, 2007, the underwriters exercised the over-allotment option for 836,600 units. The total offering was therefore 6,836,600 units for gross proceeds to the Company of $34,183,000, or $32,124,697 in net proceeds to the Company, after deducting underwriting commissions but before deducting offering expenses. To date, no warrants related to this offering have been exercised.

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

        The following tables summarize exercise prices and expiration dates of outstanding common stock purchase warrants as of December 31, 2009 and February 9, 2010. On February 9, 2010, the Company extended the expiration date and reduced the price of the 2004 Warrants. Upon adjustment to the exercise price of the 2004 Warrants, the 2005 Warrants were automatically adjusted in accordance with their terms to reduce the exercise price and increase the number of common shares purchasable upon exercise of such warrants.

As of December 31, 2009			As of February 9, 2010
Number of Warrants	Exercise Price	Expiration Date	Number of Warrants	Exercise Price	Expiration Date
362,250	$4.00	February 10, 2010	362,250	$2.56	June 10, 2010
1,520,234	$4.00	October 20, 2010	2,375,368	$2.56	October 20, 2010
3,418,300	$5.75	April 20, 2012	3,418,300	$5.75	April 20, 2012

5,300,784			6,155,918

NOTE 10—STOCKHOLDERS' EQUITY: (Continued)

Preferred Stock:

        The Company has authorized 10,000,000 shares of no par value preferred stock. Through December 31, 2009, the Company had not issued any preferred stock.

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

        In November 2007, the Board of Directors adopted, subject to shareholder approval obtained in May 2008, the 2007 Equity Incentive Plan (the "2007 Plan"), which provides for the issuance of both qualified and nonqualified stock options and restricted shares to directors, employees and consultants of the Company. Up to 3,000,000 shares of the Company's authorized but unissued common stock were issuable under the 2007 Plan.

        Repricing of stock options is permitted under the terms of the 2007 Plan as approved by stockholders. The Company had a policy of re-pricing stock options when the market price of the stock was $1.00 below the exercise price of the outstanding option. The re-priced option had the same vesting schedule and expiration date as the original option. There were no stock options re-priced during 2009. During 2008, the Company repriced 3,452,000 stock options held by 20 employees, including officers and directors. As a result of the 2008 repricings, the Company recognized additional compensation expense of $89,715 and $661,096 for the years ended December 31, 2009 and 2008, respectively. Effective January 1, 2010, the Company no longer has a policy of re-pricing stock options when the market price of the stock is $1.00 below the exercise price of the outstanding option, but may consider repricing stock options only in the event of significant and sustained adverse market conditions or other extraordinary events.

NOTE 11—STOCK OPTIONS: (Continued)

        A summary of the option activity under the Plans as of December 31, 2009, and changes during the year then ended, is presented below:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2009	2,271,000	$1.37
Granted	20,000	$1.81
Exercised	(609,000)	$1.29
Forfeited or expired	(16,000)	$2.49

Outstanding at December 31, 2009	1,666,000	$1.39	2.89	$2,436,620

Exercisable at December 31, 2009	1,576,000	$1.31	2.87	$2,408,520

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

	Years Ended December 31,
	2009	2008
Weighted average risk-free interest rate	1.44%	2.59%
Weighted average volatility	96.18%	52.09%
Expected dividend yield	—	—
Weighted average expected life (in years)	3.6	2.0
Weighted average grant-date fair value	1.17	1.42

        During the years ended December 31, 2009 and 2008, there were 609,000, and 620,000 options exercised with a weighted average exercise price of $1.29 and $1.68, respectively. The total intrinsic value of the options exercised during the years ended December 31, 2009 and 2008 was $167,547 and $1,313,568, respectively.

        A summary of the status of the Company's nonvested options as of December 31, 2009 and changes during the year then ended, is presented below:

	Number of Options	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2009	510,000	$1.33
Granted	10,000	$1.17
Vested	(430,000)	$1.39
Forfeited	—	—

Nonvested at December 31, 2009	90,000	$1.01

NOTE 11—STOCK OPTIONS: (Continued)

        As of December 31, 2009, there was $7,789 of unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of less than one year.

        Total compensation costs recognized for stock-based employee compensation awards was $369,961 and $1,637,759 for the years ended December 31, 2009 and 2008, respectively. Total costs recognized for stock-based compensation awards for services performed by outside parties was $0 and $87,145 for the years ended December 31, 2009 and 2008, respectively. These costs were included in general and administrative expenses and technical services expenses on the Statement of Operations. Cash received from options exercised under all share-based payment arrangements for the years ended December 31, 2009 and 2008 was $19,350 and $800,000, respectively.

NOTE 12—DEFERRED INCOME TAX:

        At December 31, 2009 and 2008, the Company had net deferred tax assets that were fully reserved by valuation allowances. Following are the components of such assets and allowances:

	Years Ended December 31,
	2009	2008
		(Restated)
Deferred tax assets:
Net operating loss carryforwards	$13,550,000	$10,820,000
Stock-based compensation	590,000	280,000
Property, plant and equipment	1,250,000	1,210,000
Asset retirement obligation	140,000	130,000
Warrant derivatives	180,000	—

Total deferred tax assets	15,710,000	12,440,000
Deferred tax liabilities:
Property, plant and equipment	570,000	420,000

Net deferred tax asset before valuation allowance	15,140,000	12,020,000
Less valuation allowance	(15,140,000)	(12,020,000)

Net deferred tax assets	$—	$—

        For the periods presented, the effective income tax rate differed from the expected rate because of the effects of changes in the deferred tax asset valuation allowance. Changes in the deferred tax asset valuation allowance for the years ended December 31, 2009 and 2008 relate only to corresponding changes in deferred tax assets for those periods.

        At December 31, 2009, the Company had federal tax-basis net operating loss carryforwards totaling approximately $39,860,000 which will expire in various amounts from 2010 through 2029. The Company is subject to examination of its income tax filings in the United States and various state jurisdictions for the 2005 through 2008 tax years. Within each of these jurisdictions the Company has examined its material tax positions and determined that they would more likely than not be sustained.

NOTE 13—COMMITMENTS:

Operating Leases:

        The Company leases office space and equipment. The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2009.

Year ending December 31:
2010	$55,000
2011	11,000
2012	1,250

Total minimum payments required	$67,250

Employment Agreements:

        The Company has employment agreements with certain executives. The agreements include a provision for severance pay equal to a multiple of each executive's salary. To receive severance, termination must be without cause and cannot be a result of death or disability. Additionally, severance must be paid if the executive resigns for good reason within one year following a change in control of the Company. As of March 31, 2010, the potential aggregate liability for severance pay under the agreements is $2,000,000.

NOTE 14—SUBSEQUENT EVENTS:

        On February 9, 2010, the board of directors of the Company extended the expiration date of outstanding warrants originally issued in 2004 from February 10, 2010 to June 10, 2010 and reduced the exercise price from $4.00 per share to $2.56 per share as described more fully in note 10. Upon adjustment to the exercise price of the 2004 warrants, the 2005 warrants were automatically adjusted in accordance with their terms to reflect the new exercise price and number of common shares purchasable upon exercise of such warrants. The Company did not have any other subsequent events that require recognition or disclosure in these financial statements.

NOTE 15—QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

        The following is a summary of unaudited financial information for each quarter in the years ended December 31, 2009 and 2008:

	Year Ended December 31, 2009
	For the Three Months Ended
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
Revenue:	$2,093	$1,468	$4,973	$4,711

Operating Expenses:	3,102,264	2,355,191	1,811,742	1,913,794

Loss from Operations	(3,100,171)	(2,353,723)	(1,806,769)	(1,909,083)

Other Income (Loss):	106,391	413,122	(487,898)	(241,856)

Net Loss	$(2,993,780)	$(1,940,601)	$(2,294,667)	$(2,150,939)

Net Loss Per Share (basic and diluted)	$(0.13)	$(0.08)	$(0.10)	$(0.09)

Weighted Average Common Shares Outstanding (basic and diluted)	22,756,848	22,837,603	22,890,246	22,942,263

NOTE 15—QUARTERLY FINANCIAL INFORMATION (UNAUDITED): (Continued)

	Year Ended December 31, 2008,
	As Restated
	For the Three Months Ended
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
Revenue:	$3,080	$5,247	$3,429	$6,352

Operating Expenses:	2,468,521	2,832,160	3,317,730	2,986,518

Loss from Operations	(2,465,441)	(2,826,913)	(3,314,301)	(2,980,166)

Other Income:	283,520	198,212	189,336	147,637

Net Loss	$(2,181,921)	$(2,628,701)	$(3,124,965)	$(2,832,529)

Net Loss Per Share (basic and diluted)	$(0.10)	$(0.12)	$(0.14)	$(0.12)

Weighted Average Common Shares Outstanding (basic and diluted)	22,415,581	22,746,220	22,750,841	22,756,848

	Year Ended December 31, 2008,
	As Originally Reported (See Note 2)
	For the Three Months Ended
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
Revenue:	$3,080	$5,247	$3,429	$6,352

Operating Expenses:	2,091,918	2,788,754	3,278,399	2,984,379

Loss from Operations	(2,088,838)	(2,783,507)	(3,274,970)	(2,978,027)

Other Income:	283,520	198,212	189,336	147,637

Net Loss	$(1,805,318)	$(2,585,295)	$(3,085,634)	$(2,830,390)

Net Loss Per Share (basic and diluted)	$(0.08)	$(0.11)	$(0.14)	$(0.12)

Weighted Average Common Shares Outstanding (basic and diluted)	22,415,581	22,746,220	22,750,841	22,756,848

        Net loss per share is computed independently for each of the quarters presented. Therefore, the sums of quarterly net loss per common share amounts do not necessarily equal the total for the year due to rounding.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

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

        Management has assessed the effectiveness of its internal control over financial reporting as of December 31, 2009. In making its assessment of the effectiveness of internal control over financial reporting, management used the criteria described in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        Based on its assessment using those criteria, management concluded that Mines Management maintained effective internal control over financial reporting as of December 31, 2009.

  Changes in Internal Control over Financial Reporting

        As discussed in Note 2 to our consolidated financial statements, subsequent to the issuance of the Company's Annual Report on Form 10-K for the year ended December 31, 2008, the Company concluded that certain property, plant, and equipment should have been expensed as exploration costs rather than capitalized. As a result, the consolidated balance sheet and related statements of operations, stockholders' equity and cash flows for the year ended December 31, 2008 have been corrected.

        The correction was the result of a material weakness in our internal control over financial reporting with respect to the controls over capitalization of property, plant, and equipment. Specifically, we did not have adequately designed procedures to properly review such property, plant, and equipment transactions to appropriately present such transactions in the consolidated financial statements.

        As part of our year-end financial close and reporting process for 2009, we reevaluated our controls over the accounting and reporting for property, plant, and equipment transactions and redesigned them to prevent a similar misstatement from occurring in the future, including the development of policies to address and review such transactions, and ensuring that the appropriate level of review is performed on all such property, plant, and equipment transactions to ensure they are reported properly. Management tested the design and operating effectiveness of these redesigned controls that were implemented during our year-end closing process for 2009, and we believe that we have remediated the material weakness as described above, as of December 31, 2009.

        Other than those described above, there were no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 that occurred during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION.

        None.

PART III

        In accordance with General Instruction G(3), the information required by Part III is hereby incorporated by reference from our proxy statement for our 2010 annual shareholders' meeting to be filed pursuant to Regulation 14A (the "2009 Proxy Statement") not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

        Information relating to this item will be included in the 2009 Proxy Statement and is incorporated by reference in this Annual Report on Form 10-K.

ITEM 11.    EXECUTIVE COMPENSATION.

        Information relating to this item will be included in the 2009 Proxy Statement and is incorporated by reference in this Annual Report on Form 10-K.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        Information relating to this item will be included in the 2009 Proxy Statement and is incorporated by reference in this Annual Report on Form 10-K.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

        Information relating to this item will be included in the 2009 Proxy Statement and is incorporated by reference in this Annual Report on Form 10-K.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

        Information relating to this item will be included in the 2009 Proxy Statement and is incorporated by reference in this Annual Report on Form 10-K.

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

(3)
The following exhibits are filed with this Annual Report on Form 10-K or incorporated by reference.

EXHIBITS

Exhibit Number	Description of Exhibits
3.1	Articles of Incorporation of Mines Management, Inc., as amended.(1)(2)
3.2	Articles of Amendment to the Articles of Incorporation of Mines Management, Inc.(3)
3.3	Bylaws of Mines Management, Inc.(4)
3.4	First Amendment to Bylaws of Mines Management, Inc.(5)
4.1	Specimen of Certificate of Common Stock, par value $0.001.(6)
4.2	Securities Purchase Agreement dated October 21, 2005.(7)
4.3	Form of Warrant issued pursuant to the Securities Purchase Agreement.(7)
4.4	Registration Rights Agreement dated October 21, 2005.(7)
4.5	Warrant Agreement dated April 16, 2007 between Mines Management, Inc. and Computershare Shareholder Services, Inc. and Computershare Trust Company, N.A.(8)
4.6	Subscription Agreement dated November 2, 2007 between Mines Management, Inc. and Silver Wheaton Corp.(9)
4.7	Registration Rights Agreement dated November 2, 2007 between Mines Management, Inc. and Silver Wheaton Corp.(9)
4.8	Amendment No. 1 to Registration Rights Agreement dated March 12, 2008 between Mines Management, Inc. and Silver Wheaton Corp.(10)
10.1	Right of First Refusal Agreement dated November 2, 2007 between Mines Management, Inc. and Silver Wheaton Corp.(9)
10.2	Employment Agreement dated August 7, 2007 between Mines Management, Inc. and Douglas Dobbs.(11)
10.3	Employment Agreement dated August 7, 2007 between Mines Management, Inc. and Glenn M. Dobbs.(11)
10.4	Employment Agreement dated August 7, 2007 between Mines Management, Inc. and James H. Moore.(11)
10.5	Mines Management, Inc., 1998 Stock Option Plan.(12)
10.6	Mines Management, Inc., 1998 Incentive Stock Option Plan.(12)
10.7	Mines Management, Inc., 2003 Stock Option Plan.(13)
10.8	Mines Management, Inc., 2003 Consultant Stock Compensation Plan.(13)
10.9	Mines Management, Inc. 2007 Equity Incentive Plan.(14)
10.10	Rights Agreement, dated June 18, 2009, between Mines Management, Inc. and Computershare Trust Company, N.A.(15)
14	Code of Ethics.(16)
21	Subsidiaries of the Registrant.
23.1	Consent of Tanner LC.
23.2	Consent of Mine Development Associates, Inc.

Exhibit Number	Description of Exhibits
31.1	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14(a) and Rule 15d-14(a)(Section 302 of the Sarbanes-Oxley Act of 2002).
31.2	Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14(a) and Rule 15d-14(a)(Section 302 of the Sarbanes-Oxley Act of 2002).
32.1	Certificate of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
32.2	Certificate of Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

(1)
Incorporated by reference to Form 10SB12G filed November 12, 1998.

(2)
Incorporated by reference to Form 10-Q filed August 12, 2005.

(3)
Incorporated by reference to Form 8-K filed June 19, 2009.

(4)
Incorporated by reference to Form 10SB12G filed November 12, 1998.

(5)
Incorporated by reference to Form 8-K filed April 21, 2009.

(6)
Incorporated by reference to Form S-3 filed June 12, 2006.

(7)
Incorporated by reference to Form 8-K filed October 24, 2005.

(8)
Incorporated by reference to Form 8-K filed April 20, 2007.

(9)
Incorporated by reference to Form 10-Q filed November 8, 2007.

(10)
Incorporated by reference to Form 10-K filed March 17, 2008.

(11)
Incorporated by reference to Form 10-Q filed August 9, 2007.

(12)
Incorporated by reference to Form S-8 filed April 24, 2003.

(13)
Incorporated by reference to Form S-8 filed June 10, 2005.

(14)
Incorporated by reference to Proxy Statement of Schedule 14A filed April 21, 2008.

(15)
Incorporated by reference to Form 8-K filed June 19, 2009.

(16)
Incorporated by reference to Form 8-K filed December 8, 2008.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed March 31, 2010 on its behalf by the undersigned, thereunto duly authorized.

MINES MANAGEMENT, INC. Registrant
By:	/s/ GLENN M. DOBBS By: Glenn M. Dobbs President and Chief Executive Officer

        Pursuant to the requirements of the Securities Act of 1934, this Report has been signed by the following persons on behalf of the Registrant, in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GLENN M. DOBBS Glenn M. Dobbs	President, Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2010
/s/ ROY G. FRANKLIN Roy G. Franklin	Director	March 31, 2010
/s/ ROBERT L. RUSSELL Robert L. Russell	Director	March 31, 2010
/s/ JERRY POGUE Jerry Pogue	Director	March 31, 2010
/s/ RUSSELL C. BABCOCK Russell C. Babcock	Director	March 31, 2010
/s/ JAMES H. MOORE James H. Moore	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 31, 2010

EXHIBIT INDEX

Exhibit Number	Description of Exhibits
3.1	Articles of Incorporation of Mines Management, Inc., as amended.(1)(2)
3.2	Articles of Amendment to the Articles of Incorporation of Mines Management, Inc.(3)
3.3	Bylaws of Mines Management, Inc.(4)
3.4	First Amendment to Bylaws of Mines Management, Inc.(5)
4.1	Specimen of Certificate of Common Stock, par value $0.001.(6)
4.2	Securities Purchase Agreement dated October 21, 2005.(7)
4.3	Form of Warrant issued pursuant to the Securities Purchase Agreement.(7)
4.4	Registration Rights Agreement dated October 21, 2005.(7)
4.5	Warrant Agreement dated April 16, 2007 between Mines Management, Inc. and Computershare Shareholder Services, Inc. and Computershare Trust Company, N.A.(8)
4.6	Subscription Agreement dated November 2, 2007 between Mines Management, Inc. and Silver Wheaton Corp.(9)
4.7	Registration Rights Agreement dated November 2, 2007 between Mines Management, Inc. and Silver Wheaton Corp.(9)
4.8	Amendment No. 1 to Registration Rights Agreement dated March 12, 2008 between Mines Management, Inc. and Silver Wheaton Corp.(10)
10.1	Right of First Refusal Agreement dated November 2, 2007 between Mines Management, Inc. and Silver Wheaton Corp.(9)
10.2	Employment Agreement dated August 7, 2007 between Mines Management, Inc. and Douglas Dobbs.(11)
10.3	Employment Agreement dated August 7, 2007 between Mines Management, Inc. and Glenn M. Dobbs.(11)
10.4	Employment Agreement dated August 7, 2007 between Mines Management, Inc. and James H. Moore.(11)
10.5	Mines Management, Inc., 1998 Stock Option Plan.(12)
10.6	Mines Management, Inc., 1998 Incentive Stock Option Plan.(12)
10.7	Mines Management, Inc., 2003 Stock Option Plan.(13)
10.8	Mines Management, Inc., 2003 Consultant Stock Compensation Plan.(13)
10.9	Mines Management, Inc. 2007 Equity Incentive Plan.(14)
10.10	Rights Agreement, dated June 18, 2009, between Mines Management, Inc. and Computershare Trust Company, N.A.(15)
14	Code of Ethics.(16)
21	Subsidiaries of the Registrant.
23.1	Consent of Tanner LC.
23.2	Consent of Mine Development Associates, Inc.
31.1	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14(a) and Rule 15d-14(a)(Section 302 of the Sarbanes-Oxley Act of 2002).

Exhibit Number	Description of Exhibits
31.2	Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14(a) and Rule 15d-14(a)(Section 302 of the Sarbanes-Oxley Act of 2002).
32.1	Certificate of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
32.2	Certificate of Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

(1)
Incorporated by reference to Form 10SB12G filed November 12, 1998.

(2)
Incorporated by reference to Form 10-Q filed August 12, 2005.

(3)
Incorporated by reference to Form 8-K filed June 19, 2009.

(4)
Incorporated by reference to Form 10SB12G filed November 12, 1998.

(5)
Incorporated by reference to Form 8-K filed April 21, 2009.

(6)
Incorporated by reference to Form S-3 filed June 12, 2006.

(7)
Incorporated by reference to Form 8-K filed October 24, 2005.

(8)
Incorporated by reference to Form 8-K filed April 20, 2007.

(9)
Incorporated by reference to Form 10-Q filed November 8, 2007.

(10)
Incorporated by reference to Form 10-K filed March 17, 2008.

(11)
Incorporated by reference to Form 10-Q filed August 9, 2007.

(12)
Incorporated by reference to Form S-8 filed April 24, 2003.

(13)
Incorporated by reference to Form S-8 filed June 10, 2005.

(14)
Incorporated by reference to Proxy Statement of Schedule 14A filed April 21, 2008.

(15)
Incorporated by reference to Form 8-K filed June 19, 2009.

(16)
Incorporated by reference to Form 8-K filed December 8, 2008.