Form 10-Q
period 2010-03-31
MINES MANAGEMENT INC
filed 2010-05-17
CIK 66649

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 001-32074

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

At May 14, 2010, 23,100,109 shares of common stock, par value $0.001 per share, were issued and outstanding.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

Information contained in or incorporated by reference into this Quarterly Report on Form 10-Q may contain forward looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995.  The use of any of the words “development”, “anticipate”, “continues”, “estimate”, “expect”, “may”, “project”, “should”, “believe”, or similar expressions are intended to identify such statements.  Forward looking statements included in this report relate to, among other things, comments regarding further exploration and evaluation of the Montanore Project, including planned rehabilitation and extension of the Libby adit, drilling activities, feasibility determinations, engineering studies, environmental and permitting requirements, process and timing; estimates of mineralized material and measured, indicated and inferred resources; financing needs; sources of financing; planned expenditures for the remainder of 2010; potential completion of a bankable feasibility study; the markets for silver and copper; results of the hydrological model and the effects thereof; and the search for potential exploration and development opportunities in the mining industry.  We believe the expectations reflected in those forward looking statements are reasonable.  However, we cannot assure that the expectations will prove to be correct.  Disclosure of important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are included under the heading “Risk Factors” in this report and our Annual Report on Form 10-K for the year ended December 31, 2009.  Certain cautionary statements are also included elsewhere in this report, including, without limitation, in conjunction with the forward-looking statements.  All forward-looking statements speak only as of the date made.  All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements.  Except as required by law, we undertake no obligation to update any forward-looking statement.  Factors that could cause actual results to differ materially from our expectations include, among others, those factors referenced in the “Risk Factors” section of this report and our Annual Report on Form 10-K for the year ended December 31, 2009 and such things as:

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

QUARTER ENDED March 31, 2010

PART I— FINANCIAL INFORMATION

ITEM 1.                                                     FINANCIAL STATEMENTS (UNAUDITED)

Contents

Page

FINANCIAL STATEMENTS:

Condensed consolidated balance sheets	1

Condensed consolidated statements of operations	2

Condensed consolidated statements of cash flows	3

Notes to condensed consolidated financial statements	4-10

i

Mines Management, Inc. and Subsidiaries

(An Exploration Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2010	December 31, 2009
Assets
CURRENT ASSETS:
Cash and cash equivalents	$4,475,631	$6,090,169
Interest receivable	86,122	64,964
Prepaid expenses and deposits	106,237	168,960
Certificate of deposit	5,000,000	5,000,000
Total current assets	9,667,990	11,324,093

PROPERTY AND EQUIPMENT:
Buildings and leasehold improvements	836,454	836,454
Equipment	6,450,089	6,450,089
Office equipment	326,823	320,060
	7,613,366	7,606,603
Less accumulated depreciation	2,657,742	2,417,921
	4,955,624	5,188,682
OTHER ASSETS:
Certificates of deposit	1,481,307	1,481,307
Available-for-sale securities	1,565,035	1,245,897
Reclamation deposits	1,236,846	1,236,846
	4,283,188	3,964,050
	$18,906,802	$20,476,825
Liabilities and Stockholders’ Equity
CURRENT LIABILITIES:
Accounts payable	$520,916	$546,030
Payroll and payroll taxes payable	38,282	18,446
Warrant derivatives	1,303,188	1,017,844
Total current liabilities	1,862,386	1,582,320

LONG-TERM LIABILITIES:
Asset retirement obligation	399,748	394,899
Total liabilities	2,262,134	1,977,219

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock – no par value, 10,000,000 shares authorized; -0- shares issued and outstanding	—	—
Common stock – $0.001 par value, 100,000,000 shares authorized; 23,099,335 and 22,944,683 shares issued and outstanding, respectively	23,099	22,945

Additional paid-in capital	68,160,958	66,908,698
Accumulated deficit	(1,117,306)	(1,117,306)
Deficit accumulated during the exploration stage	(50,160,605)	(46,734,115)
Accumulated other comprehensive loss	(261,478)	(580,616)
Total stockholders’ equity	16,644,668	18,499,606
	$18,906,802	$20,476,825

See accompanying notes to condensed consolidated financial statements.

Mines Management, Inc. and Subsidiaries

(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,		From Inception of Exploration Stage August 12, 2002 Through March 31,
	2010	2009	2010
REVENUE:
Royalties	$5,277	$2,093	$88,869
OPERATING EXPENSES:
General and administrative	1,625,657	822,091	22,222,658
Technical services	1,031,963	1,564,780	21,353,081
Depreciation	239,822	277,843	2,661,689
Legal, accounting, and consulting	263,256	119,470	3,422,540
Fees, filing, and licenses	50,638	45,863	2,088,679
Exploration	—	—	165,176
Impairment of mineral properties	—	—	504,492
Total operating expenses	3,211,336	2,830,047	52,418,315
LOSS FROM OPERATIONS	(3,206,059)	(2,827,954)	(52,329,446)
OTHER INCOME (LOSS):
Loss from warrant derivatives	(285,344)	(272,217)	(826,807)
Interest income, net	64,913	106,391	2,995,648
	(220,431)	(165,826)	2,168,841
NET LOSS	$(3,426,490)	$(2,993,780)	$(50,160,605)
NET LOSS PER SHARE (basic and diluted)	$(0.15)	$(0.13)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (basic and diluted)	23,062,502	22,756,848

See accompanying notes to condensed consolidated financial statements.

Mines Management, Inc. and Subsidiaries

(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,		From Inception of Exploration Stage August 12, 2002 Through March 31,
Increase (Decrease) in Cash and Cash Equivalents	2010	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(3,426,490)	$(2,993,780)	$(50,160,605)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,187,914	200,992	8,298,634
Stock received for services	—	—	(11,165)
Depreciation	239,822	277,843	2,661,689
Initial recognition of asset retirement obligation	—	—	344,187
Accretion of asset retirement obligation	4,849	4,519	55,561
Loss from warrant derivatives	285,344	272,217	826,807
Impairment of mineral properties	—	—	504,492
Changes in assets and liabilities:
Interest receivable	(21,158)	(14,967)	(86,122)
Prepaid expenses and deposits	62,723	35,895	(166,648)
Accounts payable	(25,114)	213,004	520,752
Payroll and payroll taxes payable	19,836	300	35,102
Net cash used in operating activities	(1,672,274)	(2,003,977)	(37,177,316)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(6,764)	(79,525)	(7,650,899)
Proceeds from disposition of property and equipment	—	—	35,423
Purchase of certificates of deposit	—	(51,880)	(7,657,241)
Purchase of available-for-sale securities	—	—	(1,815,348)
Increase in mineral properties	—	—	(144,312)
Net cash used in investing activities	(6,764)	(131,405)	(17,232,377)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of common stock	64,500	—	58,837,989
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,614,538)	(2,135,382)	4,428,296
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	6,090,169	15,448,159	47,335
CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,475,631	$13,312,777	$4,475,631
SUPPLEMENTAL INFORMATION:

Interest paid	$—	$14,904	$65,768

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

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company’s consolidated financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions, which could have a material effect on the reported amounts of the Company’s consolidated financial position and results of operations. Operating results for the three month period ended March 31, 2010, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2010.

For further information, refer to the consolidated financial statements and footnotes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

(c)                                  Fair value measurements

The Company discloses the inputs used to develop the fair value measurements for the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as well as the level within the fair value hierarchy in which the fair value measurements in their entirety fall.  The three levels of the fair value hierarchy are as follows:

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

(d)                                 Stock compensation

The Company measures and records the costs of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, recognized over the period during which an employee is required to provide services in exchange for such award.  Compensation cost is recognized for awards granted and for awards modified, repurchased or cancelled.  At March 31, 2010, the Company had three stock option plans which are described more fully in note 10.

(e)                                  Net loss per share

Basic earnings or loss per share is computed on the basis of the weighted average number of shares outstanding during the periods.   Diluted earnings or loss per share is calculated on the basis of the weighted average number of shares outstanding during the period plus the effect of potential dilutive shares during the period.  Potential dilutive shares include outstanding stock options and warrants.  For periods in which a net loss is reported, potential dilutive shares are excluded because they are antidilutive.  Therefore, basic loss per share is the same as diluted loss per share for the periods ended March 31, 2010 and 2009.

(f)                                    Reclassifications

Certain amounts in the prior-period financial statements have been reclassified for comparative purposes to conform to current period presentation with no effect on total assets or net loss as previously reported.

(g)                                 Subsequent events

The Company evaluated events and transactions subsequent to the balance sheet date of March 31, 2010 for potential recognition or disclosure in the condensed consolidated financial statements.  There were no subsequent events that require recognition or disclosure in these financial statements.

(h)                                 New accounting standards

In January 2010, the FASB issued Accounting Standards Update No. 2010-06 (ASU 2010-06), an update to ASC 820, “Fair Value Measurements and Disclosures”.  This update provides new disclosures on fair value measurements as follows:  (i) the amounts and reasons for significant transfers in and out of Levels 1 and 2 fair value measurements, and (ii) the activity in Level 3 fair value measurements, including information about purchases, sales, issuances, and settlements on a gross basis rather than as one net number.

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

The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about the activity in Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  Adoption of this guidance did not have a material impact on our consolidated financial statements.

NOTE 2  — CERTIFICATES OF DEPOSIT:

The Company owns two certificates of deposit for a total of $1,481,307.  These investments mature in August 2011 and bear interest at the rate of 2.57%.  The Company also owns a $5,000,000 certificate of deposit which matures in June 2010 and bears interest at the rate of 1.49%.

The Company also has a certificate of deposit pledged as security for a Letter of Credit to the Montana Department of Environmental Quality as a reclamation guarantee for the Montanore expansion evaluation program.  This certificate matures on January 3, 2011, bears interest at the rate of 1.64% and automatically renews annually.  This certificate of deposit ($1,175,935 at March 31, 2010 and 2009, respectively) is included with reclamation deposits on the Condensed Consolidated Balance Sheets.

NOTE 3  — AVAILABLE-FOR-SALE SECURITIES:

Available-for-sale securities are comprised of common stocks which have been valued using quoted market prices in active markets.  The following table summarizes the Company’s available-for-sale securities:

	March 31, 2010	December 31, 2009
Cost	$1,826,513	$1,826,513
Unrealized Gains	13,169	14,080
Unrealized Losses	(274,647)	(594,696)
Fair Market Value	$1,565,035	$1,245,897

The Company has one investment in a marketable equity security with a fair market value of $1,540,701 and unrealized losses of $274,647 as of March 31, 2010.  The Company has evaluated this investment and does not consider it to be other-than-temporarily impaired.  The fair market value of this investment has fluctuated in response to the effect of the financial crisis on the commodities market and is expected to recover.  The Company has the ability and intent to hold this investment for a reasonable period of time sufficient for a forecasted recovery of fair value.

NOTE 4  — FAIR VALUE MEASUREMENTS:

The following table summarizes the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2010, and the fair value calculation input hierarchy level determined to apply to each asset and liability category.  Quoted market prices were used to determine the fair value of available-for-sale securities.  See note 1 for further discussion on the fair value measurement technique used to value the warrant derivatives.  The Company has no financial assets or liabilities that are measured at fair value on a nonrecurring basis.

	Balance at March 31, 2010	Balance at December 31, 2009	Input Hierarchy Level
Assets:
Available-for-sale securities	$1,565,035	$1,245,897	Level 1
Liabilities:
Warrant derivatives	$1,303,188	$1,017,844	Level 3
Asset retirement obligation	$399,748	$394,899	Level 3

The following table presents the fair value reconciliation of Level 3 liabilities measured at fair value during the three months ended March 31, 2010:

	Warrant Derivatives	Asset Retirement Obligation
Beginning balance	$1,017,844	$394,899
Accretion expense	—	4,849
Loss on derivatives	285,344	—
Ending balance	$1,303,188	$399,748

NOTE 5  — ASSET RETIREMENT OBLIGATION:

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

	Three Months Ended March 31, 2010	Year Ended December 31, 2009
Balance January 1,	394,899	376,233
Accretion expense	4,849	4,519
Balance March 31,	399,748	380,752
Accretion expense		4,625
Balance June 30,		385,377
Accretion expense		4,732
Balance September 30,		390,109
Accretion expense		4,790
Balance December 31,		394,899

The Company has a certificate of deposit which is pledged as security for a Letter of Credit to the Montana Department of Environmental Quality as a reclamation guarantee for the Montanore expansion evaluation program which is discussed further in note 2.

NOTE 6  — WARRANT DERIVATIVES:

Effective January 1, 2009, the Company adopted the provisions of ASC 815, Derivatives and Hedging, which applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative and to any freestanding financial instruments that are potentially settled in an entity’s own common stock.  As a result of adopting these new provisions, some of the Company’s issued and outstanding common stock purchase warrants previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment.  As such, effective January 1, 2009 the Company reclassified the fair value of these common stock purchase warrants, which have exercise price reset features, from equity to liability status as if these warrants were treated as a derivative liability since their date of issue.  On January 1, 2009, the Company reclassified from additional paid-in capital, as a cumulative effect adjustment, $476,381 to beginning retained earnings to recognize the fair value of the warrants on that date.  The Company reported losses from the change in fair value of these warrants of $285,344 and $272,217 in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2010 and 2009, respectively.

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

	March 31, 2010	March 31, 2009
Weighted average risk-free interest rate	0.22%	0.76%
Weighted average volatility	98.62%	91.80%
Expected dividend yield	—	—
Weighted average expected life (in years)	0.5	1.4

Expected volatility is based primarily on historical volatility.  Historical volatility was computed using weekly pricing observations for recent periods that correspond to the last twenty-four months.  We believe this method produces an estimate that is representative of our expectations of future volatility over the expected term of these warrants.  We currently have no reason to believe future volatility over the expected remaining life of these warrants is likely to differ materially from historical volatility.  The expected life is based on the remaining term of the warrants.  The risk-free interest rate is based on three month and six month U.S. Treasury securities.

NOTE 7 — COMPREHENSIVE LOSS:

For the three months ended March 31, 2010 and 2009, comprehensive loss was $3,107,352 and $2,674,770, respectively.  The difference between net loss and comprehensive loss was due to unrealized gains (losses) on the Company’s marketable securities.

NOTE 8 — CONCENTRATION OF CREDIT RISK:

The Company maintains its cash and cash equivalents in one financial institution.  FDIC deposit insurance has been temporarily increased to $250,000 through December 31, 2013.  On January 1, 2014, the limit will return to $100,000.  The Company’s total uninsured bank deposit balance totaled approximately $12,270,000 as of March 31, 2010.  To date, the Company has not experienced a material loss or lack of access to its invested cash or cash equivalents; however, no assurance can be provided that access to the Company’s invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

NOTE 9 — STOCKHOLDERS’ EQUITY:

Common Stock:

In 2004, the Company sold 1,285,000 common shares for $6,425,000 ($5.00 per share).  The Company paid a cash finder’s fee of 7% of the gross purchase price received in the offering.  In connection with the stock sales, the Company issued warrants to purchase up to 511,000 shares of common stock at $7.25 per share through February 18, 2009, including 3% warrant compensation, or warrants to purchase 192,750 common shares, issued to the finder.  These warrants, which we refer to as the 2004 Warrants, were repriced to $6.00 per share in October 2005, to $5.00 per share in April 2007, and to $4.00 per share in November 2007 in accordance with the terms of the 2004 warrant agreement.  In January of 2009, the Company extended the expiration date of the outstanding warrants to February 10, 2010.  In February of 2010, the Company extended the expiration date of the 2004 Warrants to June 10, 2010 and reduced the exercise price to $2.56 per share.  Cumulative warrants exercised relating to this issue were 148,750 at March 31, 2010 and December 31, 2009.

In 2005, the Company sold 1,016,667 common shares for $6,100,002 ($6.00 per share).  The Company paid a cash finder’s fee of 7% of the gross purchase price received in the offering.  In connection with the stock sales, the Company granted warrants to purchase up to 737,084 shares of common stock at $8.25 per share through October 20, 2010, which included 3.75% warrant compensation, or warrants to purchase 228,750 common shares, issued to the finder.  These warrants, which we refer to as the 2005 Warrants, were repriced at $5.00 per share in April 2007, to $4.00 per share in November 2007, and to $2.56 per share in February 2010, in accordance with the anti-dilution provisions of the 2005 warrant agreement.  To date, no warrants relating to this issue have been exercised.

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

On February 9, 2010, the Company extended the expiration date and reduced the price of the 2004 Warrants described above.  Upon adjustment to the exercise price of the 2004 Warrants, the 2005 Warrants were automatically adjusted in accordance with their terms to reduce the exercise price and increase the number of common shares purchasable upon exercise of such warrants.  The following table summarizes exercise prices and expiration dates of the Company’s outstanding common stock purchase warrants as of March 31, 2010.

Number of Warrants	Exercise Price	Expiration Date
362,250	$2.56	June 10, 2010
2,375,368	$2.56	October 20, 2010
3,418,300	$5.75	April 20, 2012
6,155,918

Preferred Stock:

The Company has authorized 10,000,000 shares of no par value preferred stock.  Through March 31, 2010, the Company had not issued any preferred stock.

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

In November 2007, the Board of Directors adopted, subject to shareholder approval obtained in May 2008, the 2007 Equity Incentive Plan (the “2007 Plan”), which provides for the issuance of both qualified and nonqualified stock options and restricted shares to directors, employees and consultants of the Company.  Up to 3,000,000 shares of the Company’s authorized but unissued common stock are available for issuance under the 2007 Plan.

Repricing of stock options is permitted under the terms of the 2007 Plan as approved by shareholders.  Effective January 1, 2010, the Company terminated its policy of repricing stock options when the market price of the stock was $1.00 below the exercise price of the outstanding option.  The Company may still consider repricing stock options in the event of significant and sustained adverse market conditions or other extraordinary events.   Repriced stock options have the same vesting schedule and expiration date as the original options.  There were no stock options repriced during 2009 or 2010.  During 2008, the Company repriced stock options held by 20 employees, including officers and directors.  As a result of the repricing of stock options, the Company recognized additional compensation expense of $-0- and $50,200 for the three months ended March 31, 2010 and 2009, respectively.

A summary of the option activity under the Plans as of March 31, 2010, and changes during the period then ended, is presented below:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2010	1,666,000	$1.39
Issued	693,000	$2.61
Exercised	(220,000)	$1.23
Outstanding at March 31, 2010	2,139,000	$1.80	3.46	$1,808,090
Exercisable at March 31, 2010	2,049,000	$1.76	3.48	$1,782,290

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

	Three Months Ended March 31,
	2010	2009(1)
Weighted average risk-free interest rate	1.39%	—
Weighted average volatility	98.44%	—
Expected dividend yield	—	—
Weighted average expected life (in years)	3.56	—
Weighted average grant-date fair value	$1.71	—

(1) No options were granted during the three months ending March 31, 2009.

During the three months ended March 31, 2010, there were 220,000 stock options exercised with a weighted average exercise price of $1.23.  The total intrinsic value of options exercised during the three months ended March 31, 2010 was $284,356.  There were no options exercised during the three months ended March 31, 2009.

A summary of the status of the Company’s nonvested options as of March 31, 2010, and changes during the period then ended, is presented below:

	Number of Options	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2010	90,000	$1.01
Granted	—	—
Vested	—	—
Nonvested at March 31, 2010	90,000	$1.01

As of March 31, 2010, there was $4,904 of unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans.  That cost is expected to be recognized over a weighted-average period of less than one year.

Total compensation costs recognized for stock-based employee compensation awards was $1,187,914 and $200,992 for the three months ended March 31, 2010 and 2009, respectively.  These costs were included in general and administrative expenses and technical services on the Condensed Consolidated Statements of Operations.  Cash received from options exercised under all share-based payment arrangements during the three months ended March 31, 2010 and 2009 was $64,500 and $-0-, respectively.

ITEM 2.                         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2009, as well as with the financial statements and related notes and the other information appearing elsewhere in this report.  As used in this report, unless the context otherwise indicates, references to “we,” “our,” the “Company” and “us” refer to Mines Management, Inc. and its subsidiaries collectively.

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

Overview

In the first quarter of 2010:

•                  The U.S. Forest Service (USFS) and the Montana Department of Environmental Quality (DEQ) continued compiling responses to comments from the public received on the Draft Environmental Impact Statement (DEIS) for the Montanore Project.

•                  The Company’s exploration and corporate development team continued to examine additional opportunities in North America and Latin America.

•                  The Company maintained a strong cash and investment position at March 31, 2010, with $11.0 million of unrestricted cash and certificates of deposit.

•                  Mines Management entered into an agreement with Mine Quarry Engineering Services to begin preparation of a preliminary economic assessment (PEA) and review and update of our 43-101 Canadian Instrument for the Montanore Project in April 2010.

•                  The Company continued its program to reduce expenditures and conserve cash pending the completion of permitting.

The net decrease in cash and cash equivalents for the quarter ended March 31, 2010 was approximately $1.6 million.   Management has reviewed the near term spending forecast and implemented a plan to diligently conserve cash where prudent. Given our current cash position and certificates of deposit of approximately $11.0 million on March 31, 2010, we expect to require approximately $10.0 million of external financing in 2010 to fund the final phases of the advanced exploration program and delineation drilling program and completion of a bankable feasibility study.  The Company intends to investigate financing opportunities and options from equity and debt financing during the current year.

Advanced Exploration and Delineation Drilling Program

Libby operations in the first quarter of 2010 included continued operations on the Montanore site water treatment system and dewatering of the decline.  Water from the decline is being treated on day shift at a rate of 350 gallons per minute which equates to approximately 72 gallons per minute of water inflow into the decline from the formations.  Monitoring continues to provide data for the hydrological data base that is currently under development through our hydrology contractor.  We expect that the resulting model will affirm our position on the water issues being considered by the agencies in the permitting process.

A contract was awarded to Mine Quarry Engineering Services (MQES) in April to provide an update to the NI 43-101 report on mineral resources and to carry out work for a Preliminary Economic Assessment (PEA).

Engineering and geology work continues using existing information.  Geology work has concentrated on the basic resource model in support of the NI 43-101 review being done by MQES.  Engineering work is concentrated on the gathering and preparation of supporting documents and summarizing information for the MQES PEA study.

Permitting and Environmental

In the first quarter of 2010, the USFS and the Montana DEQ continued work on addressing comments generated by the public on the DEIS.  This included work sessions with the U.S. Environmental Protection Agency (EPA) and the Army Corps of Engineers (Corps).  In addition, the agencies continued their internal review of the various transmission line alternatives and modifications that could address public comments generated.

The Company has been working closely with the agencies on several key elements of the project that involved hydrology, waste characterization, and water balance/chemical loading model.  The hydrology model predicts mine inflow and the Company expects that it is close to consensus with the various agencies on this issue.

Hydrologic tests completed in the Libby decline in 2009 were compiled and incorporated into the hydrologic model.  This information provided an important insight to predicted mine inflow, that was previously modeled with historic data generated by Noranada Minerals Corporation.

The Company continued to expand the current information on water balances and incorporated an extensive chemical loading model to assist in predicting water quality from various locations of the project.  All supplemental information generated continues to support the DEIS characterization and environmental analyses and were completed to address public comments.

While the Company believes a final EIS may still be completed in 2010, it can offer no assurances in respect of the timing of a final EIS because the duration and success of our permitting efforts are contingent upon many variables not within our control.  For example, in the work sessions described above, the EPA submitted comments relating to the Montanore Project’s hydrologic model, waste characterization and water management.  The Company is working diligently with the USFS to address these comments but, despite our best efforts, the USFS may require the DEIS to be supplemented.  Any such supplemented DEIS would be issued for public notice and comment and would likely delay the completion of a final EIS to 2011.

Work continued with the Corps for permitting issues related to the 404 Permit, which is required for the tailings impoundment.  The Company completed preliminary wetland mitigation plans that the Corps, along with the EPA, will consider in their overall analysis.  The Corps previously determined that the Poorman tailings facility alternative was its Least Damaging Preferred Alternative (LDPA) and to address public comments the Corps re-analyzed the various alternatives considered previously.  It appears that Corps will continue to select the Poorman tailings site as their LDPA.

The EIS contractor continues to develop responses and text edits to the document that addresses public comments.  The Company continues to participate in the process and provide additional technical information when and where needed.

Financial and Operating Results

Mines Management, Inc. is an exploration stage company with a large silver-copper project, the Montanore Project, located in northwestern Montana.  None of our properties, including our principal property, the Montanore Project, is currently in production.  The Company continues to expense all of its expenditures when incurred, with the exception of equipment which is capitalized.  Financial results of operations include primarily interest income, general and administrative expenses, permitting, project advancement and engineering expenses.

Quarter Ended March 31, 2010

The Company reported a net loss for the quarter ended March 31, 2010 of $3.4 million, or $0.15 per share, compared to a net loss of $3.0 million, or $0.13 per share, for the quarter ended March 31, 2009.  The $0.4 million increase in net loss in the first quarter of 2010 is attributable to increases in general and administrative expenses of $0.8 million over the first quarter of 2009, principally due to the issuance of stock options in January 2010 of $0.9 million offset by merger and acquisition consulting fees in 2009 of $0.1 million. Technical service expenses were $0.5 million less in 2010 due to suspending work by our underground mining contractor, Small Mine Development, for site rehabilitation, sump construction and dewatering in April 2009.  Legal and accounting expenses increased by $0.1 million in the first quarter of 2010 over the comparable 2009 period due to responding to a SEC comment letter, updating the title opinion on the Montanore property and responding to the EPA comments to the draft EIS.

Liquidity

During the quarter ended March 31, 2010, the net cash used for operating activities was approximately $1.7 million, which consisted largely of permitting and technical expenses associated with activities at the Montanore Project site.  This was offset by $0.1 million received from stock option exercises during the first quarter of 2010.

We are taking steps to continue to reduce activity levels, including capital expenditures, until the timing of the Record of Decision becomes more clear.  We anticipate expenditures of approximately $4.5 million for the final three quarters of 2010, which will consist of $0.6 million per quarter for general and administrative expenses and $0.4 million per quarter for ongoing expense for the delineation drilling and mine scoping studies for the Montanore Project, and $0.5 million per quarter for ongoing permitting and environmental expenses to finalize the EIS. Given our current cash position and certificates of deposit of approximately $11.0 million on March 31, 2010, we expect to require approximately $10.0 million of external financing in 2010 to fund the final phases of the advanced exploration program and delineation drilling program and completion of a bankable feasibility study.  The Company intends to investigate financing opportunities and options from equity and debt financing during the current year.

Off-Balance Sheet Arrangements

At March 31, 2010, we had no existing off-balance sheet arrangements (as defined under SEC rules) that have or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

ITEM 4.                         CONTROLS AND PROCEDURES

Our management, with the participation of Glenn M. Dobbs, the Company’s President and CEO, and James H. Moore, the Company’s Chief Financial Officer and Treasurer, has evaluated the Company’s disclosure controls and procedures as of

March 31, 2010.  Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are designed and were effective as of March 31, 2010 to give reasonable assurances that the information required to be disclosed in the reports that the Company’s files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is also accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As part of our year-end financial close and reporting process for 2009, we reevaluated our controls over the accounting and reporting for property and equipment transactions and redesigned them, which included the development of policies to ensure that the appropriate level of review is performed on all such transactions so that they are reported properly as capitalized assets or expensed as exploration costs.  The changes were made during the quarter ended March 31, 2010.

PART II— OTHER INFORMATION

ITEM 1.                             LEGAL PROCEEDINGS

None.

ITEM 1A.                    RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in ‘‘Risk Factors’’ in our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition and/or future results.  The risks described in our Annual Report on Form 10-K are not the only risks facing us.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

MINES MANAGEMENT, INC.

Date:May 14, 2010	By:	/s/ Glenn M. Dobbs
Glenn M. Dobbs
President and Chief Executive Officer

Date: May 14, 2010	By:	/s/ James H. Moore
James H. Moore
Chief Financial Officer