Form 10-Q
period 2010-06-30
MINES MANAGEMENT INC
filed 2010-08-13
CIK 66649

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

At August 13, 2010, 23,100,109 common shares, par value $0.001 per share, were issued and outstanding.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

Information contained in or incorporated by reference into this Quarterly Report on Form 10-Q may contain forward looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995.  The use of any of the words “development”, “anticipate”, “continues”, “estimate”, “expect”, “may”, “project”, “should”, “believe”, or similar expressions are intended to identify such statements.  Forward looking statements included in this report relate to, among other things, comments regarding further exploration and evaluation of the Montanore Project, including planned rehabilitation and extension of the Libby adit, drilling activities, feasibility determinations, engineering studies, environmental and permitting requirements, process and timing; estimates of mineralized material and measured, indicated and inferred resources; financing needs including the financing required to fund the final phases of the advanced exploration program, delineation drilling program and bankable feasibility study; sources of financing; the sufficiency of working capital to complete the rehabilitation of the Libby adit and commence delineation drilling; planned expenditures for the remainder of 2010; potential completion of a bankable feasibility study; the markets for silver and copper; results of the hydrological model and the effects thereof; and the search for potential exploration and development opportunities in the mining industry.  We believe the expectations reflected in those forward looking statements are reasonable.  However, we cannot assure that the expectations will prove to be correct.  Disclosure of important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are included under the heading “Risk Factors” in this report and our Annual Report on Form 10-K for the year ended December 31, 2009.  Certain cautionary statements are also included elsewhere in this report, including, without limitation, in conjunction with the forward-looking statements.  All forward-looking statements speak only as of the date made.  All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements.  Except as required by law, we undertake no obligation to update any forward-looking statement.  Factors that could cause actual results to differ materially from our expectations include, among others, those factors referenced in the “Risk Factors” section of this report and our Annual Report on Form 10-K for the year ended December 31, 2009 and such things as:

•      Worldwide economic and political events affecting the supply of and demand for silver and copper;

•      Volatility in the market price for silver and copper;

•      Financial market conditions and the availability and cost of financing, or its availability on terms acceptable to us;

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

QUARTER ENDED JUNE 30, 2010

PART I— FINANCIAL INFORMATION

ITEM 1.                                                     FINANCIAL STATEMENTS (UNAUDITED)

i

Mines Management, Inc. and Subsidiaries

(An Exploration Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2010	December 31, 2009
Assets
CURRENT ASSETS:
Cash and cash equivalents	$2,544,008	$6,090,169
Interest receivable	44,406	64,964
Prepaid expenses and deposits	213,703	168,960
Certificate of deposit	5,000,000	5,000,000
Total current assets	7,802,117	11,324,093

PROPERTY AND EQUIPMENT:
Buildings and leasehold improvements	836,454	836,454
Equipment	6,450,089	6,450,089
Office equipment	330,157	320,060
	7,616,700	7,606,603
Less accumulated depreciation	2,929,322	2,417,921
	4,687,378	5,188,682
OTHER ASSETS:
Certificates of deposit	1,481,307	1,481,307
Available-for-sale securities	1,059,089	1,245,897
Reclamation deposits	1,236,846	1,236,846
	3,777,242	3,964,050
	$16,266,737	$20,476,825
Liabilities and Stockholders’ Equity
CURRENT LIABILITIES:
Accounts payable	$588,909	$546,030
Payroll and payroll taxes payable	58,050	18,446
Warrant derivatives	258,440	1,017,844
Total current liabilities	905,399	1,582,320

LONG-TERM LIABILITIES:
Asset retirement obligation	404,604	394,899
Total liabilities	1,310,003	1,977,219

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred shares — no par value, 10,000,000 shares authorized; -0- shares issued and outstanding	—	—
Common shares — $0.001 par value, 100,000,000 shares authorized; 23,100,109 and 22,944,683 shares issued and outstanding, respectively	23,100	22,945
Additional paid-in capital	68,163,874	66,908,698
Accumulated deficit	(1,117,306)	(1,117,306)
Deficit accumulated during the exploration stage	(51,345,510)	(46,734,115)
Accumulated other comprehensive loss	(767,424)	(580,616)
Total stockholders’ equity	14,956,734	18,499,606
	$16,266,737	$20,476,825

See accompanying notes to condensed consolidated financial statements.

Mines Management, Inc. and Subsidiaries

(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,		From Inception of Exploration Stage August 12, 2002 Through June 30,
	2010	2009	2010	2009	2010
REVENUE:
Royalties	$3,749	$1,468	$9,026	$3,561	$92,618
OPERATING EXPENSES:
General and administrative	781,009	848,282	2,406,666	1,670,373	23,003,667
Technical services and exploration	1,056,217	1,053,649	2,088,180	2,618,429	22,574,474
Depreciation	271,580	277,626	511,402	555,469	2,933,269
Legal, accounting, and consulting	144,223	169,040	407,479	288,510	3,566,763
Fees, filing, and licenses	2,302	6,594	52,940	52,457	2,090,981
Impairment of mineral properties	—	—	—	—	504,492
Total operating expenses	2,255,331	2,355,191	5,466,667	5,185,238	54,673,646
LOSS FROM OPERATIONS	(2,251,582)	(2,353,723)	(5,457,641)	(5,181,677)	(54,581,028)
OTHER INCOME:
Gain from warrant derivatives	1,044,748	324,357	759,404	52,140	217,941
Interest income, net	21,929	88,765	86,842	195,156	3,017,577
	1,066,677	413,122	846,246	247,296	3,235,518
NET LOSS	$(1,184,905)	$(1,940,601)	$(4,611,395)	$(4,934,381)	$(51,345,510)
NET LOSS PER SHARE (basic and diluted)	$(0.05)	$(0.08)	$(0.20)	$(0.22)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (basic and diluted)	23,099,939	22,837,603	23,081,324	22,797,448

See accompanying notes to condensed consolidated financial statements.

Mines Management, Inc. and Subsidiaries

(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,		From Inception of Exploration Stage August 12, 2002 Through June 30,
	2010	2009	2010
Increase (Decrease) in Cash and Cash Equivalents
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,611,395)	$(4,934,381)	$(51,345,510)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,190,831	336,707	8,301,551
Stock received for services	—	—	(11,165)
Depreciation	511,402	555,469	2,933,269
Initial recognition of asset retirement obligation	—	—	344,187
Accretion of asset retirement obligation	9,705	9,144	60,417
Gain from warrant derivatives	(759,404)	(52,140)	(217,941)
Impairment of mineral properties	—	—	504,492
Changes in assets and liabilities:
Interest receivable	20,558	(81,856)	(44,406)
Prepaid expenses and deposits	(44,743)	(45,601)	(274,114)
Accounts payable	42,879	(206,357)	588,745
Payroll and payroll taxes payable	39,604	3,286	54,870
Net cash used in operating activities	(3,600,563)	(4,415,729)	(39,105,605)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(10,098)	(91,729)	(7,654,233)
Proceeds from disposition of property and equipment	—	—	35,423
Purchase of certificates of deposit	—	(51,880)	(7,657,241)
Purchase of available-for-sale securities	—	—	(1,815,348)
Increase in mineral properties	—	—	(144,312)
Net cash used in investing activities	(10,098)	(143,609)	(17,235,711)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of common shares	64,500	19,350	58,837,989
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,546,161)	(4,539,988)	2,496,673
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	6,090,169	15,448,159	47,335
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,544,008	$10,908,171	$2,544,008
SUPPLEMENTAL INFORMATION:
Interest paid	$—	$30,166	$65,768

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

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company’s consolidated financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions, which could have a material effect on the reported amounts of the Company’s consolidated financial position and results of operations. Operating results for the three and six month periods ended June 30, 2010, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2010.

For further information, refer to the consolidated financial statements and footnotes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

(a)                                  Exploration Stage Enterprise

Since the Company is in the exploration stage of operation, the Company’s financial statements are prepared in accordance with the provisions of Accounting Standards Codification (ASC) 915, Development Stage Enterprises, as it devotes substantially all of its efforts to acquiring and exploring mining interests that management believes should eventually provide sufficient net profits to sustain the Company’s existence.  Until such interests are engaged in commercial production, the Company will continue to prepare its consolidated financial statements and related disclosures in accordance with this standard.

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

(d)                                 Stock compensation

The Company measures and records the costs of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, recognized over the period during which an employee is required to provide services in exchange for such award.  Compensation cost is recognized for awards granted and for awards modified, repurchased or cancelled.  At June 30, 2010, the Company had three stock option plans which are described more fully in note 9.

(e)                                  Net loss per share

Basic earnings or loss per share is computed on the basis of the weighted average number of shares outstanding during the periods.  Diluted earnings or loss per share is calculated on the basis of the weighted average number of shares outstanding during the period plus the effect of potential dilutive shares during the period.  Potential dilutive shares include outstanding stock options and warrants.  For periods in which a net loss is reported, potential dilutive shares are excluded because they are antidilutive.  Therefore, basic loss per share is the same as diluted loss per share for the periods ended June 30, 2010 and 2009.

(f)                                    Reclassifications

Certain amounts in the prior-period financial statements have been reclassified for comparative purposes to conform to current period presentation with no effect on total assets or net loss as previously reported.

(g)                                 Subsequent events

The Company evaluated events and transactions subsequent to the balance sheet date of June 30, 2010 for potential recognition or disclosure in the condensed consolidated financial statements.  Effective July 14, 2010, the Company issued 600,000 common share options with an exercise price of $1.74 per share under the 2007 Stock Option Plan to employees, officers and directors.  The options do not vest until January 14, 2011.  There were no other subsequent events that require recognition or disclosure in these financial statements.

(h)                                 New accounting standards

In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2010-06 (ASU 2010-06), an update to ASC 820, “Fair Value Measurements and Disclosures”.  This update provides new disclosures on fair value measurements as follows: (i) the amounts and reasons for significant transfers in and out of Levels 1 and 2 fair value measurements, and (ii) the activity in Level 3 fair value measurements, including information about purchases, sales, issuances, and settlements on a gross basis rather than as one net number.

This update also provides amendments that clarify existing disclosures required in ASC 820 as follows: (1) Fair value measurement disclosures for each class of assets and liabilities; a class is often a subset of assets or liabilities within a line item in the statement of financial position; and (2) Disclosures about valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements are required for fair value measurements that fall in either Level 2 or Level 3.

The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about the activity in Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  Adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

NOTE 2 — CERTIFICATES OF DEPOSIT:

The Company owns two certificates of deposit for a total of $1,481,307.  These investments mature in August 2011 and bear interest at the rate of 2.57%.  The Company also owns a $5,000,000 certificate of deposit which matures in June 2011 and bears interest at the rate of 1.44%.

The Company also has a certificate of deposit pledged as security for a Letter of Credit to the Montana Department of Environmental Quality as a reclamation guarantee for the Montanore expansion evaluation program.  This certificate matures on January 3, 2011, bears interest at the rate of 1.64% and automatically renews annually.  This certificate of deposit ($1,175,935 at June 30, 2010 and 2009, respectively) is included with reclamation deposits on the Condensed Consolidated Balance Sheets.

NOTE 3 — AVAILABLE-FOR-SALE SECURITIES:

Available-for-sale securities are comprised of common stocks which have been valued using quoted market prices in active markets.  The following table summarizes the Company’s available-for-sale securities:

	June 30, 2010	December 31, 2009
Cost	$1,826,513	$1,826,513
Unrealized Gains	5,904	14,080
Unrealized Losses	(773,328)	(594,696)
Fair Market Value	$1,059,089	$1,245,897

The Company has one investment in a marketable equity security with a fair market value of $1,042,020 and unrealized losses of $773,328 as of June 30, 2010.  The Company has evaluated this investment and does not consider the decline in value to be other-than-temporary.  The fair market value of this investment has fluctuated in response to the effect of the financial crisis on the commodities market and is expected to recover.  The Company has the ability and intent to hold this investment for a reasonable period of time sufficient for a forecasted recovery of fair value.

NOTE 4— FAIR VALUE MEASUREMENTS:

The following table summarizes the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2010, and the fair value calculation input hierarchy level determined to apply to each asset and liability category.  Quoted market prices were used to determine the fair value of available-for-sale securities.  See note 5 for further discussion on the fair value measurement technique used to value the warrant derivatives.  The Company has no financial assets or liabilities that are measured at fair value on a nonrecurring basis.

	Balance at June 30, 2010	Balance at December 31, 2009	Input Hierarchy Level
Assets:
Available-for-sale securities	$1,059,089	$1,245,897	Level 1
Liabilities:
Warrant derivatives	$258,440	$1,017,844	Level 3
Asset retirement obligation	$404,604	$394,899	Level 3

The following table presents the fair value reconciliation of Level 3 liabilities measured at fair value during the six months ended June 30, 2010:

	Warrant Derivatives	Asset Retirement Obligation
Balance January 1, 2010	$1,017,844	$394,899
Accretion expense	—	4,849
Loss on derivatives	285,344	—
Balance March 31, 2010	$1,303,188	$399,748
Accretion expense	—	4,856
Gain on derivatives	(1,044,748)	—
Balance June 30, 2010	$258,440	$404,604

NOTE 5 — WARRANT DERIVATIVES:

Effective January 1, 2009, the Company adopted the provisions of ASC 815, Derivatives and Hedging, which applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative and to any freestanding financial instruments that are potentially settled in an entity’s own common shares.  As a result of adopting these new provisions, some of the Company’s issued and outstanding common share purchase warrants previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment.  As such, effective January 1, 2009 the Company reclassified the fair value of these common share purchase warrants, which have exercise price reset features, from equity to liability status as if these warrants were treated as a derivative liability since their date of issue.  On January 1, 2009, the Company reclassified from additional paid-in capital, as a cumulative effect adjustment, $476,381 to beginning retained earnings to recognize the fair value of the warrants on that date.  The Company reported gains from the change in fair value of these warrants of $759,404 and $52,140 in the Condensed Consolidated Statements of Operations for the six months ended June 30, 2010 and 2009, respectively.  Gains of $1,044,748 and $324,357 were recorded for the three months ended June 30, 2010 and 2009, respectively.

These common share purchase warrants were initially issued in connection with the Company’s issuance of common shares in 2004 and 2005 and were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation.  The warrants do not qualify for hedge accounting, and as such, all future changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expire.  These common share purchase warrants do not trade in an active securities market, and as such, we estimate the fair value of these warrants using the Black-Scholes option pricing model using the following assumptions:

	June 30, 2010	June 30, 2009
Weighted average risk-free interest rate	0.18%	0.52%
Weighted average volatility	99.94%	97.58%
Expected dividend yield	—	—
Weighted average expected life (in years)	0.3	1.2

Expected volatility is based primarily on historical volatility.  Historical volatility was computed using weekly pricing observations for recent periods that correspond to the last twenty-four months.  The Company believes this method produces an estimate that is representative of its expectations of future volatility over the expected term of these warrants.  The Company currently has no reason to believe future volatility over the expected remaining life of these warrants is likely to differ materially from historical volatility.  The expected life is based on the remaining term of the warrants.  The risk-free interest rate is based on three month and one-year U.S. Treasury securities.

NOTE 6 — COMPREHENSIVE LOSS:

For the six months ended June 30, 2010 and 2009, comprehensive loss was $4,798,203 and $4,737,725, respectively.  For the three months ended June 30, 2010 and 2009, comprehensive loss was $1,690,851 and $1,819,717, respectively.  The difference between net loss and comprehensive loss was due to unrealized gains (losses) on the Company’s marketable securities.

NOTE 7 — CONCENTRATION OF CREDIT RISK:

The Company maintains its cash and cash equivalents in one financial institution.  Balances are insured by the Federal Deposit Insurance Corporation up to $250,000.  The Company’s total uninsured bank deposit balance totaled approximately $10,045,000 as of June 30, 2010.  To date, the Company has not experienced a material loss or lack of access to its invested cash or cash equivalents; however, no assurance can be provided that access to the Company’s invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

NOTE 8 — STOCKHOLDERS’ EQUITY:

Common Shares:

In 2004, the Company sold 1,285,000 common shares for $6,425,000 ($5.00 per share).  The Company paid a cash finder’s fee of 7% of the gross purchase price received in the offering.  In connection with the stock sales, the Company issued warrants to purchase up to 511,000 common shares at $7.25 per share through February 18, 2009, including 3% warrant compensation, or warrants to purchase 192,750 common shares, issued to the finder.  These warrants, which the Company refers to as the 2004 Warrants, were repriced to $6.00 per share in October 2005, to $5.00 per share in April 2007, and to $4.00 per share in November 2007 in accordance with the terms of the 2004 warrant agreement.  In January 2009, the Company extended the expiration date of the outstanding warrants to February 10, 2010.  In February 2010, the Company extended the expiration date of the 2004 Warrants to June 10, 2010 and reduced the exercise price to $2.56 per share.  Cumulative warrants exercised relating to this issue were 148,750 at June 30, 2010 and December 31, 2009.  These warrants expired on June 10, 2010.

In 2005, the Company sold 1,016,667 common shares for $6,100,002 ($6.00 per share).  The Company paid a cash finder’s fee of 7% of the gross purchase price received in the offering.  In connection with the stock sales, the Company granted warrants to purchase up to 737,084 common shares at $8.25 per share through October 20, 2010, which included 3.75% warrant compensation, or warrants to purchase 228,750 common shares, issued to the finder.  These warrants, which we refer to as the 2005 Warrants, were repriced at $5.00 per share in April 2007, to $4.00 per share in November 2007, and to $2.56 per share in February 2010, in accordance with the anti-dilution provisions of the 2005 warrant agreement.  To date, no warrants relating to this issue have been exercised.

In 2005, the Company sold 40,000 common shares for $240,000 ($6.00 per share).

On April 20, 2007, the Company completed a public offering of 6,000,000 units at a price of $5.00 per unit, resulting in gross proceeds of $30,000,000 ($28,200,000 net proceeds).  Each unit is comprised of one common share and one-half of one common share purchase warrant, with each full warrant being exercisable until April 20, 2012 to purchase one common share at a price of $5.75 per share.  The warrants are listed on the Toronto Stock Exchange and are tradable in US dollars under the symbol MGT.WT.U.

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

On November 2, 2007, the Company sold 2,500,000 common shares at a price of $4.00 per share to a single purchaser, resulting in gross proceeds of $10,000,000.  In connection with the stock sale, the Company entered into a Right of First Refusal agreement (the “ROFR”) which grants a twenty-year right of first proposal and a right to match third-party proposals, to purchase all or any portion of silver mined, produced or recovered by the Company in the State of Montana.  The ROFR does not apply to trade sales and spot sales in the ordinary course of business or forward sales, in each case, for which no upfront payment is received by the Company.

On February 9, 2010, the Company extended the expiration date and reduced the price of the 2004 Warrants described above.  Upon adjustment to the exercise price of the 2004 Warrants, the 2005 Warrants were automatically adjusted in accordance with their terms to reduce the exercise price and increase the number of common shares purchasable upon exercise of such warrants.  The following table summarizes exercise prices and expiration dates of the Company’s outstanding common share purchase warrants as of June 30, 2010.

Number of Warrants	Exercise Price	Expiration Date
2,375,368	$2.56	October 20, 2010
3,418,300	$5.75	April 20, 2012
5,793,668

Preferred Shares:

The Company has authorized 10,000,000 preferred shares, no par value.  Through June 30, 2010, the Company had not issued any preferred shares.

NOTE 9 — STOCK OPTIONS:

During the year ended December 31, 2003, the stockholders of the Company approved two stock-based compensation plans — the 2003 Stock Option Plan (which includes both qualified and nonqualified options) and the 2003 Consultant Stock Compensation Plan.  Under the 2003 Stock Option Plan, the Company may grant options to purchase up to 1,200,000 common shares.  Under the 2003 Consultant Stock Compensation Plan, the Company could grant options to purchase up to 400,000 common shares.  During 2004, the Company increased the maximum number of common shares available under the 2003 Stock Option Plan and the 2003 Consultant Stock Compensation Plan to 3,000,000 and 700,000 shares, respectively.  The shares are issued from the Company’s authorized and unissued common shares upon exercise.

Under both 2003 Stock Option Plans, the option exercise price may not be less than 100% of the fair market value per share on the date of grant.  Stock options are exercisable within ten years from the date of the grant of the option.  The schedule for vesting of the options granted under both plans is at the discretion of the Board of Directors.

In November 2007, the Board of Directors adopted, subject to shareholder approval obtained in May 2008, the 2007 Equity Incentive Plan (the “2007 Plan”), which provides for the issuance of both qualified and nonqualified stock options and restricted shares to directors, employees and consultants of the Company.  Up to 3,000,000 shares of the Company’s authorized but unissued common shares are available for issuance under the 2007 Plan.

Repricing of stock options is permitted under the terms of the 2007 Plan as approved by shareholders.  Effective January 1, 2010, the Company terminated its policy of repricing stock options when the market price of the stock was $1.00 below the exercise price of the outstanding option.  The Company may still consider repricing stock options in the event of significant and sustained adverse market conditions or other extraordinary events.   Repriced stock options have the same vesting schedule and expiration date as the original options.  There were no stock options repriced during 2009 or 2010.  During 2008, the Company repriced stock options held by 20 employees, including officers and directors.  As a result of the repricing of stock options, the Company recognized additional compensation expense of $-0- and $85,407 for the six months ended June 30, 2010 and 2009, respectively.

A summary of the option activity under the Plans as of June 30, 2010, and changes during the period then ended, is presented below:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2010	1,666,000	$1.39
Issued	693,000	$2.61
Exercised	(220,000)	$1.23
Outstanding at March 31, 2010	2,139,000	$1.80
Exercised	(3,000)	$2.07
Outstanding at June 30, 2010	2,136,000	$1.80	3.21	$789,000
Exercisable at June 30, 2010	2,046,000	$1.76	3.23	$789,000

The fair value for each option award is estimated at the date of grant using the Black-Scholes option-pricing model using the assumptions noted in the following table.   Volatility for the periods presented is based on the historical volatility of the Company’s common shares over the expected life of the option.  The risk-free rate for periods within the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.  The Company does not foresee the payment of dividends in the near term.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010(1)	2009(1)	2010	2009(2)
Weighted average risk-free interest rate	—	—	1.39%	—
Weighted average volatility	—	—	98.44%	—
Expected dividend yield	—	—	—	—
Weighted average expected life (in years)	—	—	3.56	—
Weighted average grant-date fair value	—	—	$1.71	—

(1)No options were granted during the three months ended June 30, 2010 and 2009.

(2)No options were granted during the six months ended June 30, 2009.

During the three months ended June 30, 2010 and 2009, there were 3,000 and 495,000 stock options exercised with a weighted average exercise price of $2.07 and $1.29, respectively.  The total intrinsic value of options exercised during the three months ended June 30, 2010 and 2009 was $1,184 and $80,468, respectively.  During the six months ended June 30, 2010 and 2009, there were 223,000 and 495,000 stock options exercised with a weighted average exercise price of $1.24 and $1.29, respectively.  The total intrinsic value of options exercised during the six months ended June 30, 2010 and 2009 was $285,540 and $80,468, respectively.

A summary of the status of the Company’s nonvested options as of June 30, 2010, and changes during the period then ended, is presented below:

	Number of Options	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2010	90,000	$1.01
Granted	—	—
Vested	—	—
Nonvested at March 31, 2010	90,000	$1.01
Granted	—	—
Vested	—	—
Nonvested at June 30, 2010	90,000	$1.01

As of June 30, 2010, there was $1,987 of unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans.  That cost is expected to be recognized over a weighted-average period of less than one year.

Total compensation costs recognized for stock-based employee compensation awards was $2,917 and $135,715 for the three months ended June 30, 2010 and 2009, respectively.  Total compensation costs recognized for stock-based employee compensation awards was $1,190,831 and $336,707 for the six months ended June 30, 2010 and 2009, respectively.  These costs were included in general and administrative expenses and technical services on the Condensed Consolidated Statements of Operations.  Cash received from options exercised under all share-based payment arrangements during the six months ended June 30, 2010 and 2009 was $64,500 and $19,350, respectively.

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

Mines Management, Inc. is an exploration stage company with a large silver-copper project, the Montanore Project, located in northwestern Montana.  The Montanore Silver-Copper Project continues to be the Company’s primary focus.  In addition to its advanced exploration and delineation drilling program, the Company is continuing its repermitting efforts with federal and state agencies and its engineering optimization review of the Project.

In the second quarter of 2010:

•                  The U.S. Forest Service (USFS) and the Montana Department of Environmental Quality (DEQ) continued formulating responses to public comments received on the Draft Environmental Impact Statement (DEIS) for the Montanore Project.

•                    The Company’s exploration and corporate development team continued to explore additional resource opportunities in North America and Latin America.

•                  The Company continued meetings with federal and state agencies, Montana legislators, local Lincoln County Commissioners, Libby City officials and residents.

•                  The Company closed out the quarter at June 30, 2010 with $9.0 million of unrestricted cash and certificates of deposit.

•                  The Company continued its program to reduce expenditures and conserve cash pending the completion of permitting.

The net cash operating expenditures for the six months ended June 30, 2010 was $3.6 million.  The Company believes that it has sufficient working capital to complete the rehabilitation of the Libby adit and initiate delineation drilling at Montanore.

Advanced Exploration and Delineation Drilling Program

Second quarter operations included continued operations on the Montanore mine site water treatment system and maintaining the water level of the decline.  Water from the decline is being treated on day shift at a rate of 350 gallons per minute which equates to approximately 72 gallons per minute of water infiltration from the formations.  Ongoing water monitoring continues with respect to the water treatment in order to generate data which is used in monthly reports furnished to the Montana DEQ for monitoring purposes and for the hydrological data base that is currently under development through our hydrology contractor.

In April 2010, the Company awarded a contract to Mine Quarry Engineering Services (MQES) to develop an updated economic assessment of the project using the existing NI 43-101 resource report prepared by Mine Development Associates and to develop a Preliminary Economic Assessment (PEA) of the Montanore Project.

Engineering and geology work continues using existing information.  Geology work has concentrated on the basic resource model in support of the NI 43-101 for the review being done by MQES.  Engineering work is concentrated on the gathering and preparation of supporting documents and summarizing information for the MQES PEA study.

Permitting and Environmental

In the second quarter of 2010, the USFS and the Montana DEQ continued to respond to comments generated by the public and agencies on the DEIS, addressing wetlands, water quality, and waste characterization.  The agencies have completed the development of alternatives for selection of the transmission line corridor but have yet to harmonize the selected alternative between the USFS and Montana DEQ.

The Company finalized several technical support documents on hydrology, waste characterization and a water/balance chemical loading model that are currently under review by the agencies.  The final revisions were based on previous comments generated by either the public or the agencies.  Efforts continue on other technical documents and applications that are necessary for the environmental review process or agency approval.  This includes air quality modifications, domestic waste water management, and other similar project environmental and permitting requirements.

The Company is working with the USFS and Montana DEQ on development of environmental mitigation (i.e. wetlands, sediment loading and fisheries) for the project.   The Company is also working with the U.S. Army Corps of Engineers (ACOE) to develop mitigation of wetlands use under the ACOE’s 404 permitting process.

The Company continues to work with the agencies to refine overall project description to minimize environmental impacts analyzed in the DEIS.  This will help in the reduction of costs associated with mitigation and monitoring activities that may be required for the project.

Financial and Operating Results

Mines Management, Inc. is an exploration stage company with a large silver-copper project, the Montanore Project, located in northwestern Montana.  The Company continues to expense all of its expenditures with the exception of equipment and buildings, which are capitalized.   The Company has no revenues from mining operations.  Financial results of operations include primarily interest income, general and administrative expenses, permitting, project advancement and engineering expenses.

Quarter Ended June 30, 2010

The Company reported a net loss for the quarter ended June 30, 2010 of $1.2 million, or $0.05 per share, compared to a net loss of $1.9 million, or $0.08 per share, for the quarter ended June 30, 2009.  The $0.7 million decrease in net loss in the second quarter of 2010 is attributable to (i) decreases in operating expenses of $0.1 million from the second quarter of 2009, principally in stock compensation included in general and administrative expenses, and (ii) a gain on warrant derivatives of $0.7 million offset by a decrease in interest income of $0.1 million.

Six Months Ended June 30, 2010

The Company reported a net loss for the six months ended June 30, 2010 of $4.6 million, or $0.20 per share, compared to a loss of $4.9 million or $0.22 per share for the six months ended June 30, 2009.  The $0.3 million decrease in net loss from 2009 is attributable to the following items: (i) increased general and administrative costs of $0.7 million in 2010 primarily due to an increase in stock compensation due to options issued in January of 2010; (ii) increased legal, accounting and consulting costs of $0.1 million in 2010 due to fees associated with permitting issues; (iii) decreased technical services costs of $0.5 million in 2010 due to suspending site rehabilitation work in April 2009; and (iv) increased other income of $0.6 million in 2010 primarily due to a net gain in the fair market value of warrant derivatives.

Liquidity

During the six months ended June 30, 2010, the net cash used for operating activities was $3.6 million, which consisted largely of permitting and technical expenses associated with activities at the Montanore Project site.

We continue to reduce activity levels, including capital expenditures, until the timing for the receipt of the Record of Decision becomes more clear.  We anticipate expenditures of approximately $3.6 million in the final six months of 2010, which we expect to consist of $2.1 million for general and administrative expenses and $1.5 million for ongoing expenses in preparation for the delineation drilling program, additional mine scoping studies, and responding to EIS comments.  Depending on the amount and rate of progress with our permitting efforts and market conditions, the Company might seek additional financing before the end of 2010.

Off-Balance Sheet Arrangements

At June 30, 2010, we had no existing off-balance sheet arrangements (as defined under SEC rules) that have or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

ITEM 4.                                                     CONTROLS AND PROCEDURES

Our management, with the participation of Glenn M. Dobbs, the Company’s President and CEO, and James H. Moore, the Company’s Chief Financial Officer and Treasurer, has evaluated the Company’s disclosure controls and procedures as of June 30, 2010.  Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are designed and were effective as of June 30, 2010 to give reasonable assurances that the information required to be disclosed in the reports that the Company’s files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is also accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarterly period ended June 30, 2010 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

MINES MANAGEMENT, INC.

Date: August 13, 2010	By:	/s/ Glenn M. Dobbs
Glenn M. Dobbs
President and Chief Executive Officer

Date: August 13, 2010	By:	/s/ James H. Moore
James H. Moore
Chief Financial Officer