Form 10-Q
period 2010-09-30
MINES MANAGEMENT INC
filed 2010-11-15
CIK 66649

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

At November 15, 2010, 23,239,752 common shares, par value $0.001 per share, were issued and outstanding.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

Information contained in or incorporated by reference into this Quarterly Report on Form 10-Q may contain forward looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995.  The use of any of the words “development”, “anticipate”, “continues”, “estimate”, “expect”, “may”, “project”, “should”, “believe”, or similar expressions are intended to identify such statements.  Forward looking statements included in this report relate to, among other things, comments regarding further exploration and evaluation of the Montanore Project, including drilling activities, feasibility determinations and engineering and environmental studies, including the costs associated therewith; the process and timing associated with the permitting process, including completion of wetland mitigation plans and the issuance of biological opinions, a final Environmental Impact Statement and a record of decision; estimates of mineralized material; financing needs including the financing required to fund the final phases of the advanced exploration program, delineation drilling program and bankable feasibility study; sources of financing; the sufficiency of working capital to complete the rehabilitation of the Libby adit and commence delineation drilling; planned expenditures and cash requirements for 2010 and 2011; efforts to reduce costs; potential completion of a preliminary economic assessment; the markets for silver and copper; results of the hydrological model and the effects thereof; and the search for potential exploration and development opportunities in the mining industry.  We believe the expectations reflected in those forward looking statements are reasonable.  However, we cannot assure that the expectations will prove to be correct.  Disclosure of important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are included under the heading “Risk Factors” in this report and our Annual Report on Form 10-K for the year ended December 31, 2009.  Certain cautionary statements are also included elsewhere in this report, including, without limitation, in conjunction with the forward-looking statements.  All forward-looking statements speak only as of the date made.  All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements.  Except as required by law, we undertake no obligation to update any forward-looking statement.  Factors that could cause actual results to differ materially from our expectations include, among others, those factors referenced in the “Risk Factors” section of this report and our Annual Report on Form 10-K for the year ended December 31, 2009 and such things as:

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

QUARTER ENDED SEPTEMBER 30, 2010

PART I— FINANCIAL INFORMATION

ITEM 1.                                                FINANCIAL STATEMENTS (UNAUDITED)

i

Mines Management, Inc. and Subsidiaries

(An Exploration Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2010	December 31, 2009
Assets
CURRENT ASSETS:
Cash and cash equivalents	$873,866	$6,090,169
Interest receivable	44,407	64,964
Prepaid expenses and deposits	209,822	168,960
Certificate of deposit	6,519,797	5,000,000
Total current assets	7,647,892	11,324,093

PROPERTY AND EQUIPMENT:
Buildings and leasehold improvements	836,454	836,454
Equipment	6,450,089	6,450,089
Office equipment	336,237	320,060
	7,622,780	7,606,603
Less accumulated depreciation	3,185,281	2,417,921
	4,437,499	5,188,682
OTHER ASSETS:
Certificates of deposit	—	1,481,307
Available-for-sale securities	1,788,631	1,245,897
Reclamation deposits	1,236,846	1,236,846
	3,025,477	3,964,050
	$15,110,868	$20,476,825
Liabilities and Stockholders’ Equity
CURRENT LIABILITIES:
Accounts payable	$415,020	$546,030
Payroll and payroll taxes payable	48,628	18,446
Warrant derivatives, current portion	—	1,017,844
Total current liabilities	463,648	1,582,320

LONG-TERM LIABILITIES:
Warrant derivatives	1,033,759	—
Asset retirement obligation	409,572	394,899
Total liabilities	1,906,979	1,977,219

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred shares — no par value, 10,000,000 shares authorized; -0- shares issued and outstanding	—	—
Common shares — $0.001 par value, 100,000,000 shares authorized; 23,100,109 and 22,944,683 shares issued and outstanding, respectively	23,100	22,945
Additional paid-in capital	68,455,818	66,908,698
Accumulated deficit	(1,117,306)	(1,117,306)
Deficit accumulated during the exploration stage	(54,119,841)	(46,734,115)
Accumulated other comprehensive loss	(37,882)	(580,616)
Total stockholders’ equity	13,203,889	18,499,606
	$15,110,868	$20,476,825

See accompanying notes to condensed consolidated financial statements.

Mines Management, Inc. and Subsidiaries

(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,		From Inception of Exploration Stage August 12, 2002 Through September 30,
	2010	2009	2010	2009	2010
REVENUE:
Royalties	$4,279	$4,973	$13,305	$8,534	$96,897
OPERATING EXPENSES:
General and administrative	899,587	586,226	3,306,253	2,256,599	23,903,254
Technical services and exploration	662,646	680,886	2,750,826	3,299,315	23,237,120
Depreciation	255,958	277,284	767,360	832,753	3,189,227
Legal, accounting, and consulting	69,347	115,466	476,826	403,976	3,636,110
Fees, filing, and licenses	157,432	151,880	210,372	204,337	2,248,413
Impairment of mineral properties	—	—	—	—	504,492
Total operating expenses	2,044,970	1,811,742	7,511,637	6,996,980	56,718,616
LOSS FROM OPERATIONS	(2,040,691)	(1,806,769)	(7,498,332)	(6,988,446)	(56,621,719)
OTHER INCOME:
Loss from warrant derivatives	(775,319)	(568,307)	(15,915)	(516,167)	(557,378)
Interest income, net	41,679	80,409	128,521	275,565	3,059,256
	(733,640)	(487,898)	112,606	(240,602)	2,501,878
NET LOSS	$(2,774,331)	$(2,294,667)	$(7,385,726)	$(7,229,048)	$(54,119,841)
NET LOSS PER SHARE (basic and diluted)	$(0.12)	$(0.10)	$(0.32)	$(0.32)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (basic and diluted)	23,100,109	22,890,246	23,087,654	22,828,721

See accompanying notes to condensed consolidated financial statements.

 Mines Management, Inc. and Subsidiaries

(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,		From Inception of Exploration Stage August 12, 2002 Through September 30,
	2010	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,385,726)	$(7,229,048)	$(54,119,841)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,482,775	348,119	8,593,495
Stock received for services	—	—	(11,165)
Depreciation	767,360	832,753	3,189,227
Initial recognition of asset retirement obligation	—	—	344,187
Accretion of asset retirement obligation	14,673	13,876	65,385
Loss from warrant derivatives	15,915	516,167	557,378
Impairment of mineral properties	—	—	504,492
Changes in assets and liabilities:
Interest receivable	20,557	94,032	(44,407)
Prepaid expenses and deposits	(40,862)	(32,881)	(270,233)
Accounts payable	(131,010)	(290,373)	414,856
Payroll and payroll taxes payable	30,182	11,576	45,448
Net cash used in operating activities	(5,226,136)	(5,735,779)	(40,731,178)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(16,177)	(92,951)	(7,660,312)
Proceeds from disposition of property and equipment	—	—	35,423
Purchase of certificates of deposit	(38,490)	(112,945)	(7,695,731)
Purchase of available-for-sale securities	—	—	(1,815,348)
Increase in mineral properties	—	—	(144,312)
Net cash used in investing activities	(54,667)	(205,896)	(17,280,280)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of line of credit	—	(1,815,231)	—
Net proceeds from sale of common shares	64,500	19,350	58,837,989
Net cash provided by (used in) financing activities	64,500	(1,795,881)	58,837,989
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,216,303)	(7,737,556)	826,531
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	6,090,169	15,448,159	47,335
CASH AND CASH EQUIVALENTS, END OF PERIOD	$873,866	$7,710,603	$873,866
SUPPLEMENTAL INFORMATION:
Interest paid	$—	$45,242	$65,768

See accompanying notes to condensed consolidated financial statements.

NOTE 1  — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Organization:

Mines Management, Inc. (the Company) is an Idaho corporation incorporated in 1947.  The Company acquires, explores, and develops mineral properties in North America.

Summary of Significant Accounting Policies:

These unaudited interim financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair presentation of the interim financial statements have been included.

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company’s consolidated financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions, which could have a material effect on the reported amounts of the Company’s consolidated financial position and results of operations. Operating results for the three and nine month periods ended September 30, 2010, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2010.

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

(d)                                 Stock compensation

The Company measures and records the costs of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, recognized over the period during which an employee is required to provide services in exchange for such award.  Compensation cost is recognized for awards granted and for awards modified or repurchased.

(e)                                  Net loss per share

Basic earnings or loss per share is computed on the basis of the weighted average number of shares outstanding during the periods.   Diluted earnings or loss per share is calculated on the basis of the weighted average number of shares outstanding during the period plus the effect of potential dilutive shares during the period.  Potential dilutive shares include outstanding stock options and warrants.  For periods in which a net loss is reported, potential dilutive shares are excluded because they are antidilutive.  Therefore, basic loss per share is the same as diluted loss per share for the periods ended September 30, 2010 and 2009.

(f)                                   Reclassifications

Certain amounts in the prior-period financial statements have been reclassified for comparative purposes to conform to current period presentation with no effect on total assets or net loss as previously reported.

(g)                                  Subsequent events

The Company evaluated events and transactions subsequent to the balance sheet date of September 30, 2010 for potential recognition or disclosure in the condensed consolidated financial statements.  Other than the warrants exercised as disclosed in Note 8, there were no subsequent events that require recognition or disclosure in these financial statements.

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

NOTE 2  — CERTIFICATES OF DEPOSIT:

The Company owns two certificates of deposit for a total of $1,519,797.  These investments mature in August 2011 and bear interest at the rate of 2.57%.  The Company also owns a $5,000,000 certificate of deposit which matures in June 2011 and bears interest at the rate of 1.44%.

The Company also has a certificate of deposit pledged as security for a Letter of Credit to the Montana Department of Environmental Quality as a reclamation guarantee for the Montanore expansion evaluation program.  This certificate matures on January 3, 2011, bears interest at the rate of 1.64% and automatically renews annually.  This certificate of deposit ($1,175,935 at September 30, 2010 and 2009, respectively) is included with reclamation deposits on the Condensed Consolidated Balance Sheets.

NOTE 3  — AVAILABLE-FOR-SALE SECURITIES:

Available-for-sale securities are comprised of common stocks which have been valued using quoted market prices in active markets.  The following table summarizes the Company’s available-for-sale securities:

	September 30, 2010	December 31, 2009
Cost	$1,826,513	$1,826,513
Unrealized Gains	24,640	14,080
Unrealized Losses	(62,522)	(594,696)
Fair Market Value	$1,788,631	$1,245,897

The Company has one investment in a marketable equity security with a fair market value of $1,752,826 and unrealized losses of $62,522 as of September 30, 2010.  The Company has evaluated this investment and does not consider the decline in value to be other-than-temporary.  The fair market value of this investment has fluctuated in response to the effect of the financial crisis on the commodities market and is expected to recover.  The Company has the ability and intent to hold this investment for a reasonable period of time sufficient for a forecasted recovery of fair value.

NOTE 4— FAIR VALUE MEASUREMENTS:

The following table summarizes the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2010, and the fair value calculation input hierarchy level determined to apply to each asset and liability category.  Quoted market prices were used to determine the fair value of available-for-sale securities.  See note 5 for further discussion on the fair value measurement technique used to value the warrant derivatives.  The Company has no financial assets or liabilities that are measured at fair value on a nonrecurring basis.

	Balance at September 30, 2010	Balance at December 31, 2009	Input Hierarchy Level
Assets:
Available-for-sale securities	$1,788,631	$1,245,897	Level 1
Liabilities:
Warrant derivatives	$1,033,759	$1,017,844	Level 3
Asset retirement obligation	$409,572	$394,899	Level 3

The following table presents the fair value reconciliation of Level 3 liabilities measured at fair value during the nine months ended September 30, 2010:

	Warrant Derivatives	Asset Retirement Obligation
Balance January 1, 2010	$1,017,844	$394,899
Accretion expense	—	4,849
Loss on derivatives	285,344	—
Balance March 31, 2010	$1,303,188	$399,748
Accretion expense	—	4,856
Gain on derivatives	(1,044,748)	—
Balance June 30, 2010	258,440	404,604
Accretion expense	—	4,968
Loss on derivatives	775,319	—
Balance September 30, 2010	$1,033,759	$409,572

NOTE 5  — WARRANT DERIVATIVES:

Some of the Company’s issued and outstanding common share purchase warrants which have exercise price reset features qualify for treatment as a derivative liability.  These common share purchase warrants were initially issued in connection with the Company’s issuance of common shares in 2004 and 2005 and were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation.  The warrants do not qualify for hedge accounting, and as such, all future changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expire.  A portion of these common share purchase warrants (those issued in 2004) expired on June 10, 2010.  The Company reported losses from the change in fair value of the warrants of $15,915 and $516,167 in the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2010 and 2009, respectively.  Losses of $775,319 and $568,307 were recorded for the three months ended September 30, 2010 and 2009, respectively.

These common share purchase warrants do not trade in an active securities market, and as such, we estimate the fair value of these warrants using the Black-Scholes option pricing model using the following assumptions:

	September 30, 2010	September 30, 2009
Weighted average risk-free interest rate	0.27%	0.35%
Weighted average volatility	90.28%	96.26%
Expected dividend yield	—	—
Weighted average expected life (in years)	1.05	0.90

Expected volatility is based primarily on historical volatility.  Historical volatility was computed using weekly pricing observations for recent periods.  The Company believes this method produces an estimate that is representative of its expectations of future volatility over the expected term of these warrants.  The Company currently has no reason to believe future volatility over the expected remaining life of these warrants is likely to differ materially from historical volatility.  The expected life is based on the remaining term of the warrants.  The risk-free interest rate is based on one-year U.S. Treasury securities.

NOTE 6  — COMPREHENSIVE LOSS:

For the nine months ended September 30, 2010 and 2009, comprehensive loss was $6,842,992 and $6,891,428, respectively.  For the three months ended September 30, 2010 and 2009, comprehensive loss was $2,044,789 and $2,153,703, respectively.  The difference between net loss and comprehensive loss was due to unrealized gains (losses) on the Company’s marketable securities.

NOTE 7  — CONCENTRATION OF CREDIT RISK:

The Company maintains its cash and cash equivalents in one financial institution.  Balances are insured by the Federal Deposit Insurance Corporation up to $250,000.  The Company’s total uninsured bank deposit balance totaled approximately $8,381,495 as of September 30, 2010.  To date, the Company has not experienced a material loss or lack of access to its invested cash or cash equivalents; however, no assurance can be provided that access to the Company’s invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

NOTE 8  — STOCKHOLDERS’ EQUITY:

Common Shares:

As described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, the Company sold 1,285,000 common shares in 2004.  In connection with the stock sales, the Company issued warrants to purchase common shares, of which 362,250 warrants remained outstanding as of December 31, 2009.  In February 2010, the Company extended the expiration date of the outstanding warrants to June 10, 2010 and reduced the exercise price to $2.56 per share.  The warrants expired on June 10, 2010 with no additional warrants exercised during 2010.

On October 21, 2005, the Company issued and sold 1,016,677 units, with each unit consisting of one common share and one-half of one common share purchase warrant, each whole warrant being exercisable to purchase one common share.  The units had a purchase price of $6.00 per unit.  We refer to this offering of units as the 2005 Transaction.  The warrants had an exercise price of $8.25 per share and a five-year term.  In connection with the 2005 Transaction, 508,334 warrants were issued to the purchasers of the units and 228,750 warrants were issued to a finder as consideration for services provided to the Company, for a total of 737,084 warrants.  We refer to these warrants as the 2005 Warrants.

In accordance with the terms of the 2005 Warrants, if the Company offers, sells or grants any right to reprice its securities, or otherwise disposes of or issues any of its common shares or securities entitling any person to acquire common shares, at an effective price per share less than the exercise price of the 2005 Warrants, then (i) the exercise price of the 2005 Warrants will be reduced to equal such lower price; and (ii) the number of common shares issuable upon exercise of the 2005 Warrants will be increased such that the aggregate exercise price of the 2005 Warrants payable to the Company, after taking into account the decrease in the exercise price of the 2005 Warrants, will be equal to the aggregate exercise price prior to such adjustment.  Three dilutive issuances have occurred during the term of the 2005 Warrants, each of which reduced the exercise price of the 2005 Warrants and increased the number of common shares issuable upon exercise thereof.  In October 2010, the Company extended the expiration date of the 2005 Warrants to October 20, 2011.  As of September 30, 2010, no 2005 Warrants had been exercised.  During November of 2010, 71,000 of these warrants were exercised.

In May 2007, the Company completed a public offering of 6,836,600 units, with each unit consisting of one common share and one-half of one common share purchase warrant, each whole warrant being exercisable to purchase one common share.  The units had a purchase price of $5.00 per unit.  The warrants issued in the public offering expire on April 20, 2012 and have an exercise price of $5.75.

The following table summarizes exercise prices and expiration dates of the Company’s outstanding common share purchase warrants as of September 30, 2010.

Number of Warrants		Exercise Price	Expiration Date
2,375,368	(1)	$2.56	October 20, 2011
3,418,300		$5.75	April 20, 2012
5,793,668

(1)          Pursuant to the terms of the 2005 Warrants and the rules of the NYSE Amex Equities exchange, the Company is prohibited from issuing in connection with the 2005 Transaction a number of common shares and common shares issuable on exercise of the 2005 Warrants that exceeds 19.999% of the number of issued and outstanding common shares immediately prior to the 2005 Transaction without obtaining stockholder approval.  The number of issued and outstanding shares prior to the issuance of the 2005 Warrants was 11,360,058, permitting issuance of up to an aggregate of 2,271,900 common shares in connection with the 2005 Transaction.  1,016,677 common shares were issued as part of the units sold in the 2005 Transaction.  Accordingly, no more than 1,255,223 common shares may be issued on exercise of the 2005 Warrants unless the Company obtains shareholder approval for the issuance of such additional shares.  Because the number of common shares currently issuable upon exercise of the 2005 Warrants exceeds the 1,255,223 issuable maximum under the 19.999% limitation, each holder of a 2005 Warrant shall only be permitted to exercise its pro rata share of such issuable maximum as calculated under the terms of the 2005 Warrants.

Preferred Shares:

The Company has authorized 10,000,000 preferred shares, no par value.  Through September 30, 2010, the Company had not issued any preferred shares.

NOTE 9 — STOCK OPTIONS:

The Company has three equity incentive plans: the 2003 Stock Option Plan, the 2003 Consultant Stock Compensation Plan and the 2007 Equity Incentive Plan.  We refer to the 2007 Equity Incentive Plan as the 2007 Plan and to all the equity incentive plans as the Plans.  There has been no change to the Company’s Plans during 2010, other than the items summarized below.  For a description of the Company’s Plans, refer to the consolidated financial statements and footnotes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Repricing of stock options is permitted under the terms of the 2007 Plan as approved by shareholders.  Effective January 1, 2010, the Company terminated its policy of repricing stock options when the market price of the stock was $1.00 below the exercise price of the outstanding option.  The Company may still consider repricing stock options in the event of significant and sustained adverse market conditions or other extraordinary events.   Repriced stock options have the same vesting schedule and expiration date as the original options.  There were no stock options repriced during 2009 or 2010.  During 2008, the Company repriced stock options held by 20 employees, including officers and directors.  As a result of the repricing of stock options, the Company recognized additional compensation expense of $-0- and $87,943 for the nine months ended September 30, 2010 and 2009, respectively.

A summary of the option activity under the Plans as of September 30, 2010, and changes during the period then ended, is presented below:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2010	1,666,000	$1.39
Issued	693,000	$2.61
Exercised	(220,000)	$1.23
Outstanding at March 31, 2010	2,139,000	$1.80
Exercised	(3,000)	$2.07
Outstanding at June 30, 2010	2,136,000	$1.80
Issued	600,000	$1.74
Forfeited or expired	(5,000)	$5.70
Outstanding at September 30, 2010	2,731,000	$1.78	3.48	$2,644,800
Exercisable at September 30, 2010	2,051,000	$1.75	3.00	$1,324,800

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Weighted average risk-free interest rate	1.02%	1.44%	1.22%	1.44%
Weighted average volatility	99.55%	96.18%	98.96%	96.18%
Expected dividend yield	—	—	—	—
Weighted average expected life (in years)	3.5	3.6	3.5	3.6
Weighted average grant-date fair value	$1.14	$1.17	$1.45	$1.17

During the three months ended September 30, 2010 and 2009, there were 0 and 70,000 stock options exercised with a weighted average exercise price of $0 and $1.29, respectively.  The total intrinsic value of options exercised during the three months ended September 30, 2010 and 2009 was $0 and $48,138, respectively.  During the nine months ended September 30, 2010 and 2009, there were 223,000 and 565,000 stock options exercised with a weighted average exercise price of $1.24 and $1.29, respectively.  The total intrinsic value of options exercised during the nine months ended September 30, 2010 and 2009 was $285,540 and $128,607, respectively.

A summary of the status of the Company’s nonvested options as of September 30, 2010, and changes during the period then ended, is presented below:

	Number of Options	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2010	90,000	$1.01
Granted	—	—
Vested	—	—
Nonvested at March 31, 2010	90,000	$1.01
Granted	—	—
Vested	—	—
Nonvested at June 30, 2010	90,000	$1.01
Granted	600,000	$1.14
Vested	(10,000)	$1.17
Nonvested at September 30, 2010	680,000	$1.12

As of September 30, 2010, there was $166,043 of unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans.  That cost is expected to be recognized over a weighted-average period of less than one year.

Total compensation costs recognized for stock-based employee compensation awards were $291,944 and $11,412 for the three months ended September 30, 2010 and 2009, respectively.  Total compensation costs recognized for stock-based employee compensation awards were $1,482,775 and $348,119 for the nine months ended September 30, 2010 and 2009, respectively.  These costs were included in general and administrative expenses and technical services and exploration on the Condensed Consolidated Statements of Operations.  Cash received from options exercised under all share-based payment arrangements during the nine months ended September 30, 2010 and 2009 was $64,500 and $19,350, respectively.

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

Mines Management, Inc. is an exploration stage company with a large silver-copper project, the Montanore Project, located in northwestern Montana.  The Montanore Silver-Copper Project continues to be the Company’s primary focus.  In order to advance the Montanore Project, we must obtain the requisite project approvals and permits from the U.S. Forest Service (USFS), the State of Montana, and the Army Corps of Engineers. A draft environmental impact statement (DEIS) was issued by the USFS and the Montana Department of Environmental Quality (DEQ) in the first quarter of 2009. The comment period has expired, and the agencies are responding to issues presented in the course of preparation of the final environmental impact statement (EIS).

In the third quarter of 2010:

•                  The USFS and the DEQ continued formulating responses to public comments received on the DEIS for the Montanore Project.

•                    Mine Quarry Engineering Services (MQES), the Company’s contractor, continued its development of an updated preliminary economic assessment (PEA) of the Montanore Project, which we expect to be completed in the fourth quarter of 2010.

•                    The Company’s exploration and corporate development team continued to explore additional resource opportunities in North America and Latin America.

•                  The Company continued meetings with federal and state agencies, Montana legislators, and local Lincoln County Commissioners, Libby City officials and residents.

•                  The Company closed out the quarter at September 30, 2010 with $7.4 million of unrestricted cash and certificates of deposit.

•                  The Company continued its program to reduce expenditures and conserve cash pending the completion of permitting.

Current Activities

Until the environmental review process is complete, the Company is prohibited from conducting drilling and other exploration activities at the Libby adit.  Current operations at the Libby adit include ongoing treatment of inflow water through the water treatment plant.  Water is treated at a rate of approximately 350 gallons per minute on day shift.  This allows the inflow rate of approximately 72 gallons per minute to be treated and maintains the water level in the Libby adit at the 7200 foot level.  Monitoring programs verify compliance with Montana DEQ standards by sending random samples to independent laboratories for analysis.  Additional water monitoring programs verify non-degradation of the Libby Creek drainage by sampling programs in the stream and in monitoring wells near the site.  Aquatic life monitoring programs continue to be carried out in the surrounding drainages through the Company’s biological contractor on a quarterly basis.

In April 2010, the Company contracted with Mine Quarry Engineering Services (MQES) to prepare a PEA of the Montanore Project which will be based, in part, on previous studies of the project and the existing NI 43-101 compliant report prepared in October 2005 by Mine Development Associates, supplemented with current onsite engineering and geological expertise.  A PEA is an economic analysis of the potential viability of a mineral resource undertaken prior to having sufficient exploration data to support a prefeasibility study, which is a formal study prepared after significant exploration data has been received that evaluates whether the mineral resource can be mined economically.  The PEA is being prepared to update the overall scope of the Montanore Project to reflect current mineral pricing and current preliminary mine planning, update the report on metallurgical test work and process design, estimate capital and operating costs and determine the economics to develop the project as an underground mine and mill facility.

Permitting and Environmental

In order to advance the Montanore Project past the exploration stage, we must obtain the requisite approvals, permits and opinions from the USFS, the Montana DEQ, the Army Corps of Engineers and the U.S. Fish and Wildlife Service. In 2004, the USFS and the Montana DEQ began a joint review of the Montanore Project.  As part of this process, the USFS and Montana DEQ completed the DEIS in March 2009, evaluated the environmental impacts of the project, circulated the DEIS to the Environmental Protection Agency (EPA) and to the public for comment, and is analyzing and responding to those comments in preparation of a final EIS.  Following completion of the wetlands analysis described below, the agencies are likely to circulate a supplemental DEIS for public comment addressing transmission lines, tailings impoundments, water quality, wetlands and other issues.  The final EIS, which will be issued after the supplemental DEIS, will include, among other things, any project changes from the DEIS including preferred project alternatives to mitigate environmental impacts of the plant, portals, transmission lines and tailings or to make a determination that no such alternative exists, as well as an assessment of water quality.  If, during the preparation of a final EIS, significant new issues have been raised or significant changes are required, the lead agency may choose to issue an additional supplemental DEIS with an additional comment period prior to issuing the final EIS. This allows the public and other agencies to review and comment on the new material and analyses before the document is finalized. Once a final EIS is prepared, it is circulated for public comment for 30 days.  Following the issuance of a final EIS and resolution of any additional comments, and the issuance of the biological opinions noted below, the USFS would issue a record of decision setting forth its decision on our proposed plan of operations and the necessary amendments to our hard rock mining permit that would enable us to complete exploration activities at Montanore and commence mining activities.

In the third quarter of 2010, the USFS and the Montana DEQ continued to incorporate new technical information, assess mitigation of environmental impacts, and evaluate reasonable alternatives in order to address comments on the DEIS from the public and the EPA.  Specifically, based on comments concerning the transmission line alternatives presented in the DEIS and following an extensive analysis, the USFS and Montana DEQ selected their preferred alternative for the transmission line location.  This decision will now enable various aspects of the environmental review process to advance.

As part of our permitting process, the USFS must undertake certain biological assessments (BA) and submit draft reports of these assessments to the U.S. Fish and Wildlife Service (FWS) for consideration in connection with the FWS’s biological opinions addressing the impact of the project on threatened and endangered species, including grizzly bear and bull trout.  The issuance of the biological opinions by the FWS is required prior to the completion of a record of decision.  The USFS is working on a draft of the fisheries BA and now that the transmission line alternative has been selected, a draft grizzly bear BA can be finalized, which is expected to occur in the fourth quarter of 2010.  The issuance of the biological opinions may take as much as 12 months following submission of completed BAs.

As part of the development of a final EIS and the determination of the agencies’ preferred alternatives, the U.S. Army Corps of Engineers must complete an analysis of potential project discharges of dredged or fill material into waters of the United States, including wetlands. Such discharges are regulated by Section 404 of the Clean Water Act which requires a permit before dredged or fill material may be discharged.  The Company and the agencies have collaboratively developed wetlands mitigation options.  Numerous site tours and conceptual plans have been prepared and are in the process of being finalized.  The Company estimates that the agencies could finalize their analysis of the wetland mitigation plans in late 2010 or early 2011.

Based on the estimated timing of the supplemental DEIS and issuance of biological opinions, the Company believes that the agencies could issue a record of decision in late 2011, but in light of the fact that a large part of the process is contingent upon variables outside our control, there can be no certainty regarding such timing.

Financial and Operating Results

Mines Management, Inc. is an exploration stage company with a large silver-copper project, the Montanore Project, located in northwestern Montana.  The Company continues to expense all of its expenditures with the exception of equipment, buildings, and mining properties, including mineral rights, which are capitalized.   The Company has no revenues from mining operations.  Financial results of operations include primarily interest income, general and administrative expenses, permitting, project advancement and engineering expenses (which are included in the technical services and exploration line item in the statement of operations), depreciation expense and legal, accounting and consulting expenses.

Quarter Ended September 30, 2010

The Company reported a net loss for the quarter ended September 30, 2010 of $2.7 million, or $0.12 per share, compared to a net loss of $2.3 million, or $0.10 per share, for the quarter ended September 30, 2009.  The primary factors driving the $0.4 million increase in net loss in the third quarter of 2010 relative to the third quarter of 2009 were:

(i)             an increase of $0.3 million in general and administrative expenses due in large part to the issuance of stock compensation in the 2010 period as described in Note 9 of the financial statements, which was offset by $0.1 million of decreases in other operating expenditures reflecting completion of certain activities associated with seeking permitting approvals; and

(ii)          an increased  loss in the fair market value of  warrant derivatives of $0.2 million.

Nine Months Ended September 30, 2010

The Company reported a net loss for the nine months ended September 30, 2010 of $7.4 million, or $0.32 per share, compared to a loss of $7.2 million or $0.32 per share for the nine months ended September 30, 2009.  The $0.2 million increase in net loss is attributable to the following:

(i)             increased general and administrative costs of $1.0 million in 2010 primarily due to grants of stock options  in January and July of 2010;

(ii)          increased legal, accounting and consulting costs of $0.1 million in 2010 due to fees associated with permitting issues;

(iii)       decreased technical services costs of $0.5 million in 2010 due to the suspension of the Libby adit rehabilitation work in April 2009; and

(iv)      increased other income of $0.4 million primarily due to a smaller loss in the fair market value of warrant derivatives.

Liquidity

At September 30, 2010, the Company had cash and cash equivalents and unrestricted certificates of deposit of $7.4 million, and an additional $1.8 million of available-for-sale securities.  During the nine months ended September 30, 2010, the Company’s net cash used for operating activities was $5.2 million.  We anticipate expenditures of approximately $1.7 million in the final three months of 2010, which we expect to consist of $0.9 million for general and administrative expenses and $0.8 million for the preparation of the preliminary economic assessment and responding to EIS comments.

The Company continues to reduce activity levels to conserve cash, including capital expenditures, until the timing for the receipt of the record of decision becomes more clear.   This process is expected to continue through 2011.  The Company will continue to evaluate financing alternatives during the fourth quarter of 2010 and through 2011. If additional financing is not obtained during this period, the Company will be required to accelerate its cash management strategies and further reduce its expenditures.

Off-Balance Sheet Arrangements

At September 30, 2010, we had no existing off-balance sheet arrangements (as defined under SEC rules) that have or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Our management, with the participation of Glenn M. Dobbs, the Company’s President and CEO, and James H. Moore, the Company’s Chief Financial Officer and Treasurer, has evaluated the Company’s disclosure controls and procedures as of September 30, 2010.  Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are designed and were effective as of September 30, 2010 to give reasonable assurances that the information required to be disclosed in the reports that the Company’s files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is also accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarterly period ended September 30, 2010 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

MINES MANAGEMENT, INC.

Date: November 15, 2010	By:	/s/ Glenn M. Dobbs
Glenn M. Dobbs
President and Chief Executive Officer

	By:	/s/ James H. Moore
Date: November 15, 2010		James H. Moore
Chief Financial Officer