Form 10-K
period 2010-12-31
MINES MANAGEMENT INC
filed 2011-03-31
CIK 66649

Use these links to rapidly review the document

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-32047

MINES MANAGEMENT, INC.
(Exact Name of Registrant as Specified in its Charter)

Idaho (State of Incorporation or Organization)	91-0538859 (I.R.S. Employer Identification No.)
905 W. Riverside Avenue, Suite 311 Spokane, Washington (Address of principal executive office)	99201 (Zip Code)

(509) 838-6050
(Registrant's telephone number, including area code)

         Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value	NYSE Amex Equities Exchange
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

         The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2010, was approximately $32.9 million based on the closing price of the Common Stock on the NYSE Amex Equities Exchange of $1.76 per share. The number of shares of our common stock outstanding as of March 30, 2011 was 28,265,301.

DOCUMENTS INCORPORATED BY REFERENCE

         Certain information required for Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference to the Registrant's Definitive Proxy Statement for the 2011 Annual Meeting of Stockholders to be filed no later than April 30, 2011.

FORWARD LOOKING STATEMENTS

        Some information contained in or incorporated by reference into this report may contain forward looking statements as defined in the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included in this report that address activities, events or developments that we expect or anticipate will or may occur in the future are forward-looking statements. These include, but are not limited to, such things as those listed below:

  •
  comments regarding further exploration and evaluation of the Montanore Project, including drilling activities, feasibility determinations, including those in the Preliminary Economic Assessment, engineering and environmental studies, environmental, reclamation and permitting requirements and the process and timing and the costs associated with the foregoing;

  •
  the process and timing associated with the permitting process, including the issuance of biological opinions, a final environmental impact statement and a record of decision and completion of wetland mitigation plans;

  •
  estimates of mineralized material;

  •
  financing needs, including the financing required to fund the final phases of the advanced exploration and delineation drilling program and bankable feasibility study;

  •
  sources of financing;

  •
  the sufficiency of working capital to complete the rehabilitation of the Libby adit and commence delineation drilling;

  •
  planned expenditures and cash requirements for 2011;

  •
  efforts to reduce costs, including reducing manpower;

  •
  results of the hydrological model and the effects thereof;

  •
  the search for potential exploration and development opportunities in the mining industry;

  •
  the possibility of challenges by environmental groups or others to our permitting efforts or planned exploration, development or mining activities;

  •
  potential completion of a bankable feasibility study and the costs associated therewith; and

  •
  markets for silver and copper.

        The use of any of the words "anticipate," "estimate," "expect," "may," "project," "should," "believe," and similar expressions are intended to identify uncertainties. We believe the expectations reflected in those forward looking statements are reasonable. However, we cannot assure that the expectations will prove to be correct. Actual results could differ materially from those anticipated in these forward looking statements as a result of the factors set forth below and other factors set forth in this report:

  •
  the availability of experienced employees;

  •
  uncertainties associated with developing new mines or mining operations;

  •
  the absence of any history of production;

  •
  the history of losses, which we expect to continue for the foreseeable future;

  •
  uncertainties associated with acquiring new mining properties, including uncertainties regarding the availability of properties or companies to be acquired, the ability to negotiate acquisitions on acceptable terms or to otherwise accomplish such acquisitions, the ability to finance such acquisitions on acceptable terms, and the ability to manage acquired assets or to achieve the goals of the acquisition;

  •
  the absence of proven or probable reserves, and uncertainty regarding whether reserves will be established at our Montanore Project;

  •
  the speculative nature of exploration for mineral resources, including variations in ore grade and other characteristics affecting mining and mineral recoveries which involves substantial expenditures and is frequently non-productive;

  •
  the need for additional financing to complete the underground evaluation program and to develop the Montanore Project;

  •
  financial market conditions and the availability of financing, or its availability on terms acceptable to us;

  •
  the availability, terms, conditions, costs, timing of, or delays in receiving required governmental permits and approvals;

  •
  the competitive nature of the mining industry;

  •
  risks inherent in the mining process, including geological, technical, permitting, mining and processing problems;

  •
  worldwide economic and political events affecting the supply of and demand for silver and copper and volatility in the market price for silver and copper;

  •
  ongoing reclamation obligations on the Montanore Project properties;

  •
  significant government regulation of mining activities;

  •
  uncertainty regarding changes in mining or environmental laws that could increase costs and impair our ability to develop our properties;

  •
  environmental risks;

  •
  uncertainty regarding title to some of our properties;

  •
  anti-takeover provisions in our articles of incorporation and bylaws and under Idaho law, which may enable our incumbent management to retain control of us and discourage or prevent a change of control that may be beneficial to our stockholders;

  •
  the volatility of the market price of our common stock;

  •
  the intention not to pay any cash dividends in the foreseeable future;

  •
  the potential depressive effect of the recent issuance of common stock on the market price of our common stock;

  •
  future dilution of shareholders by the exercise of options and warrants, and the depressive effect on the stock price of the existence of a significant number of outstanding options and warrants;

  •
  full-ratchet anti-dilution provisions of certain outstanding warrants;

  •
  obligations under a long-term contract to sell our silver production;

  •
  the factors discussed under "Risk Factors" in this Annual Report on Form 10-K for the period ending December 31, 2010.

        For a more detailed discussion of such risks and other important factors that could cause actual results to differ materially from those in such forward-looking statements, please see the section entitled "Item 1A. Risk Factors" contained in this Annual Report on Form 10-K for the period ending

December 31, 2010. Although we have attempted to identify important factors that could cause actual results to differ materially from those described in forward-looking statements, there may be other factors that cause results not to be as anticipated, estimated or intended. There can be no assurance that these statements will prove to be accurate, as actual results and future events could differ materially from those anticipated in the statements. Except as required by law (e.g. information contained in our subsequent reports filed with the SEC on Forms 10-K, 10-Q and 8-K and any amendments thereto), we assume no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Stope	An excavation in the form of steps made by the mining of ore from steeply inclined or vertical veins.
Stratabound	A situation in which mineralization is essentially contained in or confined to a particular sedimentary or volcanic unit.
Stratigraphy	The branch of geology which studies the formation, composition, sequence and correlation of the stratified rock as parts of the earth's crust.
Strike	The direction, or bearing from true north, of a vein or rock formation measured on a horizontal surface.
Sulfide	A compound of bivalent sulfur with an electropositive element or group, especially a binary compound of sulfur with a metal.
Tailings	Material rejected from a mill after the recoverable valuable minerals have been extracted.
Trend	The direction, in the horizontal plane, or a linear geological feature (for example, an ore zone), measured from true north.
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

PART I

ITEM 1.    BUSINESS.

Overview

        Mines Management, Inc. (together with its subsidiaries, "MMI," "Mines Management," the "Company," "we," "our," "ours," or "us"), is engaged in the business of acquiring and exploring, and if exploration is successful, developing mineral properties, primarily those containing silver and associated base and precious metals. The Company was incorporated under the laws of the State of Idaho on February 20, 1947. The Company's executive offices are located at 905 W. Riverside, Suite 311, Spokane, Washington 99201.

        The Company's principal mineral property interest, the Montanore Project, is held by its wholly owned subsidiaries, Newhi, Inc. and Montanore Minerals Corp. The Company's properties, including the Montanore property, are currently in the exploration stage. The Company has commenced re-permitting of the Montanore Project and is determining its feasibility for development. No property is currently in production.

        The Montanore Project is located in northwestern Montana, and from 1988 to 2002 was owned by Noranda Minerals Corporation. During that time the project received an approved environmental impact statement ("EIS") and all of its primary environmental permits. From 1988 to 2002 the Company held royalty rights to a portion of the deposit. In 2002, Noranda announced that it was abandoning the project, and subsequently transferred to the Company by quitclaim deed the patented and unpatented mining claims that control the mineral rights, and all drill core and intellectual property including geologic, environmental and engineering studies, relating to the Montanore Project.

        In May 2006, we acquired two Noranda subsidiaries that held title to the property providing access to the 14,000 foot Libby adit and related permits. We obtained permit revisions that allowed us to reopen the Libby adit and to dewater and rehabilitate the adit. The Libby adit, when extended, will provide access to the Montanore deposit for our planned underground exploration and delineation drilling program. We submitted revisions to the operating permit that allowed us to reopen the Libby adit in 2006 and to proceed with dewatering and rehabilitation of the adit. In March 2008, we obtained authorization from the State of Montana to resume the exploration activities started by the previous owner. Until the environmental review process for the Montanore Project is complete, however, we are prohibited from conducting exploration activities at the Libby adit.

        Since 2003, we have spent approximately $49.5 million on evaluation and updating of data, including that originating from previous owners, permitting activities, acquisition of equipment, construction of site infrastructure, and development and construction of a dewatering system. As currently planned, the advanced exploration and delineation drilling program includes the following:

  •
  Development and advancement of the Libby adit by 3,000 feet to access the deposit;

  •
  Drifting of approximately 10,000 feet and establishment of drill stations; and

  •
  Diamond core drilling of approximately 50 holes totaling approximately 50,000 feet.

        Results of the drilling program, if successful, would provide data to support the completion of a bankable feasibility study and further optimization of the mine plan. The advanced exploration and delineation drilling program, through completion of a bankable feasibility study, is expected to cost an additional $20 to $25 million.

        Before we are able to advance the Montanore Project, we must obtain the requisite project approvals and permits from the U.S. Forest Service ("USFS"), the State of Montana Department of Environmental Quality ("MDEQ"), the U.S. Fish and Wildlife Service, and the Army Corps of Engineers. A draft EIS was issued by the USFS and the MDEQ in the first quarter of 2009. The comment period has expired, and the USFS and MDEQ are responding to comments received. We anticipate that the required permits could be issued as early as the end of 2011. Until permits have been received, we will not be able to proceed with the underground evaluation program.

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

Employees

        As of March 30, 2011, the Company had eight employees located in Spokane, Washington and eight employees in Libby, Montana. The Company plans to add additional engineering, geological, and operating staff at Libby as the development of our Montanore Project progresses. Outside consultants and contractors are engaged to perform tasks involved in re-permitting the Montanore Project and advancing the adit rehabilitation and drifting. The Company expects to continue to rely on consultants to provide these services in the immediate future.

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

        For more information regarding the regulations to which we are subject and the risks associated therewith, see "Permitting and Environmental" under Item 2 "Properties" and Item 1A "Risk Factors."

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

We have no proven or probable reserves.

        We are currently in the exploration stage and have no proven or probable reserves, as those terms are defined by the SEC, on any of our properties, including the Montanore Project. The mineralized material identified to date in respect of the Montanore Project has not demonstrated economic viability and we cannot provide any assurance that mineral reserves with economic viability will be identified on that property.

        In order to demonstrate the existence of proven or probable reserves under SEC guidelines, it would be necessary for us to advance the exploration of our Montanore Project by significant additional delineation drilling to demonstrate the existence of sufficient mineralized material with satisfactory continuity. If successful, the results of this drilling program would provide the basis for a feasibility study demonstrating with reasonable certainty that the mineralized material can be economically extracted and produced. We do not currently have sufficient data to support a feasibility study with regard to the Montanore Project, and in order to perform the drilling to support such feasibility study, we must first obtain the necessary permits to continue our exploration efforts. It is possible that, even if we obtain sufficient geologic data to support a feasibility study on the Montanore Project, the data will lead us to conclude that none of the identified mineral deposits can be economically and legally extracted or produced. If we cannot adequately confirm or discover any mineral reserves of precious metals on the Montanore property, we may not be able to generate any revenues.

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

We will require additional financing to complete our exploratory drilling program at the Montanore Project, which we may be unable to obtain.

        We are an exploration stage mining company and currently do not have sufficient capital to fully fund the activities needed to establish the economic feasibility of the Montanore Project. Following the common stock offering just completed in March 2011, we have approximately $19.1 million of cash on hand. We anticipate that our expenses in 2011 will be approximately $2.0 million for regulatory permitting activities and $6.0 million of general and administrative expenses, assuming that permitting is not completed until the end of 2011. We estimate that, following the completion of permitting, the costs of completing the exploratory drilling program will be approximately $20 to $25 million, plus general and administrative expenses during the period in which the drilling program is being conducted. Uncertainties surrounding the exploratory drilling program and, in particular, the permitting process, could require the project to take longer and cause costs to increase. Our cash in hand will not be sufficient to complete the exploratory drilling program and prepare the bankable feasibility study, and additional financing will be required. We cannot guarantee that we would be able to obtain any such additional financing on commercially reasonable terms or at all, nor can we guarantee that we would be able to fund the activities required to complete a bankable feasibility study. Additional equity funding could be dilutive to existing stockholders. If we fail to obtain the necessary financing when needed, we may not be able to execute our planned activities and we may be forced to abandon exploration and development, or to sell our interest in, the Montanore Project, which would have a material adverse effect on our growth strategy and our results of operations and financial condition.

Even if our exploration efforts at Montanore are successful, we may not be able to raise the funds necessary to develop the Montanore Project.

        If our exploration efforts at Montanore are successful, our current estimates indicate that we would be required to raise approximately $550 million in external financing to develop and construct the Montanore Project. Sources of external financing could include bank borrowings and debt and equity offerings. Even if a bankable feasibility study is completed, commodity prices, the then-current state of financial markets or other factors may make financing for the development of the Montanore Project unavailable. Financing has become significantly more difficult to obtain in the current market environment. There can be no assurance that we will commence production at Montanore or generate sufficient revenues to meet our obligations as they become due or obtain necessary financing on acceptable terms, if at all, and we may not be able to secure the financing necessary to begin or sustain production at the Montanore Project. If we cannot adequately finance our exploration of the Montanore property and its subsequent development, we will not be able to generate any revenues. In addition, should we incur significant losses in future periods, we may be unable to continue as a going concern, and realization of assets and settlement of liabilities in other than the normal course of business may be at amounts significantly different than those included in our periodic reports.

We may not be able to obtain permits required for development of the Montanore Project.

        In the ordinary course of business, mining companies are required to seek governmental permits for expansion of existing operations or for the commencement of new operations. We are required to obtain numerous permits for our Montanore Project. Obtaining the necessary governmental permits has been, and continues to be, a complex and time-consuming process involving numerous jurisdictions and often involving public hearings and costly undertakings. We have been engaged in renewing or pursuing permits since early 2005, and, under the most favorable timing, could have permits in place by the end of 2011. However, the process is controlled by the governmental agencies, and during the process these agencies have repeatedly missed anticipated deadlines. Obtaining required permits for the Montanore Project may be more difficult due to its location within the Cabinet Wilderness Area, and its proximity to core habitat of certain protected species, including the grizzly bear and bull trout. In addition, a third party is seeking to permit another mining operation near the Montanore Project and if that effort were successful, the impact of that operation on the environment and on wildlife in the area would have to be taken into consideration in our permitting determinations and could make those determinations more difficult. Private groups dedicated to protection of the environment have been active in opposing permitting of projects in and near the Cabinet Wilderness Area.

        Mining projects require the evaluation of environmental impacts for air, water, vegetation, wildlife, cultural, historical, geological, geotechnical, geochemical, soil and socioeconomic conditions. Permits are required for, among other things, storm-water discharge; air quality; wetland disturbance; dam safety (for water storage and/or tailing storage); septic and sewage; and water rights appropriation, and compliance must be demonstrated with the Endangered Species Act and the National Historical Preservation Act. An EIS is required before we could commence mine development or mining activities. Baseline environmental conditions are the basis on which direct and indirect impacts of the Montanore Project are evaluated and based on which potential mitigation measures would be proposed. If the Montanore Project were found to significantly adversely impact the baseline conditions, we could incur significant additional costs to avoid or mitigate the adverse impact, and delays in the Montanore Project could result.

        The duration and success of our efforts to re-permit are contingent upon many variables not within our control. There can be no assurance that we will obtain all necessary permits and, if obtained, that the permitting costs involved will not exceed available funds. Permitting costs through 2010 have been approximately $30 million, and it is possible that the costs and delays associated with the compliance with such standards and regulations could become such that we would not have sufficient funds to proceed with the further exploration, development or operation of a mine at the Montanore Project.

We have a history of losses and we expect losses to continue.

        As an exploration company that has no production history, we have incurred losses since our inception and we expect to continue to incur additional losses for foreseeable future. For the fiscal years ended December 31, 2008, 2009 and 2010, we incurred losses of $10.8 million, $9.4 million and $10.7 million, respectively. As of December 31, 2010, we had a deficit accumulated during the exploration stage of $57.4 million. There can be no assurance that we will achieve or sustain profitability in the future.

We have no recent history of production.

        We have no recent history of producing silver or other metals and the process of achieving production has many uncertainties. The development of our Montanore Project would require that we establish resources, obtain approximately $550 million of financing, and construct and operate a mine, processing plant, and related infrastructure. During this process, we would be subject to all of the risks associated with establishing a new mining operation and business enterprise. We may never successfully establish mining operations, and any operations may never achieve profitability.

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

        If we discover ore at the Montanore Project, we expect that it would be several additional years from the initial phases of exploration until production is possible. During this time, the economic feasibility of production could change as a result of changes in commodity prices or other issues. As a result of these uncertainties, there can be no assurance that our exploration programs will result in proven and probable reserves in sufficient quantities to justify commercial operations at the Montanore Project.

Operation of a mine at the Montanore site will depend on our ability to recruit and retain qualified employees.

        If our exploration efforts at Montanore are successful and we are able to raise the necessary external financing to develop and construct the Montanore Project, our ability to conduct mining operations will depend in part upon our ability to attract, compensate and retain a sufficient number of qualified employees, including executive officers, managers, employees and other personnel knowledgeable about the mining business. Qualified individuals of the requisite caliber and number needed to fill these positions may be in short supply in areas near the Montanore Project, and the challenges in attracting and relocating qualified employees to the Montanore site may be considerable. If we are unable to hire and retain employees to operate our mine, any planned commencement of mining operations in the future would be delayed. Furthermore, increases in labor costs due to the competition for qualified employees and hiring employees represented by labor unions could render mining operations at Montanore uneconomical. Any such delays or any increases in labor costs could have a material adverse effect on our business and financial condition.

Our future profitability, and our ability to finance the development of the Montanore Project, will be affected by changes in the prices of metals.

        If we establish reserves, our ability to obtain a favorable feasibility study for the Montanore Project and obtain financing for the development of a mine, as well as our profitability and long-term viability will depend, in large part, on the market prices of silver and copper. The market prices for these metals are volatile and are affected by numerous factors beyond our control, including:

  •
  global or regional consumption patterns;

  •
  supply of, and demand for, silver and copper;

  •
  speculative activities;

  •
  expectations for inflation; and

  •
  political and economic conditions.

        The aggregate effect of these factors on metals prices is impossible for us to predict. Decreases in metals prices could adversely affect our ability to finance the exploration and development of our properties, which would have a material adverse effect on our financial condition and results of operations and cash flows. There can be no assurance that metals prices will not decline. During the five-year period ended December 31, 2010, the high and low settlement prices for silver and copper were approximately $30.93 and $8.79 per ounce and $4.44 and $1.28 per pound, respectively.

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

        From time to time the U.S. Congress may consider revisions in its mining and environmental laws. It remains unclear to what extent new legislation may affect existing mining claims or operations. The effect of any such revisions on our operations cannot be determined conclusively until such revision is enacted; however, such legislation could materially increase costs on properties located on federal lands, such as ours, and such revision could also impair our ability to develop the Montanore Project and to explore and develop other mineral projects.

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

        The mining industry is intensely competitive. We may be at a competitive disadvantage because we must compete with other individuals and companies, many of which have greater financial resources, operational experience and technical capabilities than we do. Increased competition could adversely affect our ability to attract necessary capital funding or acquire suitable properties or prospects for mineral exploration in the future.

Our future success is subject to risks inherent in the mining industry.

        Our future mining operations, if any, would be subject to all of the hazards and risks normally incident to developing and operating mining properties. These risks include:

  •
  insufficient ore reserves;

  •
  fluctuations in metal prices and increase in production costs that may make mining of reserves uneconomic;

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

        Although the Montanore deposit is held by patented mining claims, a significant portion of our holdings consist of unpatented lode and millsite claims. Certain of our United States mineral and surface use rights consist of "unpatented" mining and millsite claims created and maintained in accordance with the U.S. General Mining Law of 1872, or the General Mining Law. Unpatented mining and millsite claims are unique U.S. property interests, and are generally considered to be subject to greater title risk than other real property interests because the validity of unpatented mining and millsite claims is often uncertain. This uncertainty arises, in part, out of the complex federal and state laws and regulations that supplement the General Mining Law. Also, unpatented mining and millsite claims and related rights, including rights to use the surface, are subject to possible challenges by third parties or contests by the federal government. The validity of an unpatented mining or millsite claim, in terms of both its location and its maintenance, is dependent on strict compliance with a complex body of federal and state statutory and decisional law. In addition, there are few public records that definitively control the issues of validity and ownership of unpatented mining and millsite claims. We have not filed a patent application for any of our unpatented mining and millsite claims that are located on federal public lands in the United States and, under possible future legislation to change the General Mining Law, patents may be difficult to obtain. The Company has obtained a title opinion on the patented mining claims covering the Montanore deposit, but not on all of its patented mining claims. The Company has not obtained title opinions on any of its unpatented mining or millsite claims.

        Our ability to conduct exploration, development, mining and related activities may also be impacted by administrative actions taken by federal agencies. With respect to unpatented millsites, for example, the ability to use millsites and their validity has been subject to greater uncertainty since 1997. In November of 1997, the Secretary of the Interior (appointed by President Clinton) approved a Solicitor's Opinion which concluded that the General Mining Law imposed a limitation that only a single five-acre millsite may be claimed or used in connection with each associated and valid unpatented or patented lode mining claim. Subsequently, however, on October 7, 2003, the new Secretary of the Interior (appointed by President Bush) approved an Opinion by the Deputy Solicitor which concluded that the mining laws do not impose a limitation that only a single five-acre millsite may be claimed in connection with each associated unpatented or patented lode mining claim. Current federal regulations do not include the millsite limitation. There can be no assurance, however, that the Department of the Interior will not seek to re-impose the millsite limitation at some point in the future.

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

        In recent years, the U.S. Congress has considered a number of proposed amendments to the General Mining Law, as well as legislation that would make comprehensive changes to the law. Although no such legislation has been adopted to date, there can be no assurance that such legislation will not be adopted in the future. If adopted, such legislation could, among other things, (i) adopt the millsite limitation discussed above, (ii) impose time limits on the effectiveness of plans of operation that may not coincide with mine life, (iii) impose more stringent environmental compliance and reclamation requirements, (iv) establish a mechanism that would allow states, localities and Native American tribes to petition for the withdrawal of identified tracts of federal land from the operation of the General Mining Law, (v) allow for administrative determinations that mining would not be allowed in situations where undue degradation of the federal lands in question could not be prevented, and (vi) impose royalties on silver and copper production from unpatented mining and millsite claims located on federal lands or impose fees on production from patented mining and millsite claims. Further, it could have an adverse impact on earnings from our operations, could reduce estimates of any reserves we may establish and could curtail our future exploration and development activity on federal lands or patented claims.

        While we have no reason to believe that title to any of our properties is in doubt, title to mining properties is subject to potential claims by third parties claiming an interest in them. For example, on September 26, 2007, we filed a declaratory judgment in Montana state district court against parties who had located unpatented mining claims on surface land above our adit and above where our patented and unpatented mining claims, mill sites and tunnel sites are located. The defendants then asserted trespass claims against us relating to our use of our mining claims and millsites and the adit. The parties engaged in a mediation in 2009 which resulted in a settlement. Subsequently, however, one of the defendants claimed that a settlement had not been reached. As a result, we filed a motion to enforce the settlement reached in the mediation. Motions for reconsideration from all parties are pending. We do not believe that the defendants have valid claims that interfere with our right to use the adit to reach the Montanore deposit.

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

        Our common stock is listed on the NYSE Amex and the Toronto Stock Exchange, or TSX. Securities of small-cap companies such as ours have experienced substantial volatility in the past, often based on factors unrelated to the financial performance or prospects of the companies involved. These factors include macroeconomic developments in North America and globally and market perceptions of the attractiveness of particular industries. This volatility has been exacerbated in recent years because of global economic and political disruptions and natural disasters. Our share price is also likely to be significantly affected by short-term changes in silver and copper prices or in our liquidity, financial condition or results of operations as reflected in our quarterly earnings reports. Over the last three years, the closing price of our common shares as reported on the NYSE Amex has fluctuated from a low of $0.57 per share to a high of $4.39 per share. Other factors unrelated to our performance that could have an effect on the price of our common stock include the following:

  •
  the extent of analyst coverage available to investors concerning our business is limited because investment banks with research capabilities do not follow our securities;

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

        As of December 31, 2010, we had 23,342,097 shares outstanding. As of that date, there were (i) options outstanding to purchase up to 2,504,000 shares of common stock at a weighted average exercise price of $1.74 per share and (ii) warrants outstanding to purchase 5,625,483 shares at a weighted average exercise of $4.50 per share (2,207,183 shares at an exercise price of $2.56 and 3,418,300 shares at an exercise price of $5.75 per share). Currently, we are unable to issue 951,960 of the warrant shares exercisable at $2.56 per share without obtaining stockholder approval. We are considering seeking stockholder approval to permit issuance of all warrant shares.

        Historically, we have repriced stock options when the exercise price falls $1.00 or more below the prevailing market price of our common stock, but as of January 1, 2010, the Company no longer reprices stock options. 2,069,000 additional shares of common stock are available for issuance under our stock option plans. If we issue additional options or warrants, or if currently outstanding options or warrants to purchase our common stock are exercised, the investments of our shareholders would be further diluted. In addition, the potential for exercise of a significant number of options and warrants can have a depressive effect on the market price for our common stock.

The issuance of additional common stock may negatively impact the trading price of our common stock.

        We have issued equity securities in the past, most recently in March 2011, and may continue to issue equity securities to finance our activities in the future, including to finance future acquisitions, or as consideration for acquisitions of businesses or assets. In addition, outstanding options and warrants to purchase our common stock may be exercised and additional options and warrants may be issued, resulting in the issuance of additional shares of common stock. The issuance by us of additional shares of common stock would result in dilution to our stockholders, and even the perception that such an issuance may occur could have a negative impact on the trading price of our common stock.

Anti-takeover provisions in our articles of incorporation, our bylaws and under Idaho law may enable our incumbent management to retain control of us and discourage or prevent a change of control that may be beneficial to our shareholders.

        Certain provisions of our articles of incorporation and bylaws and of Idaho law could discourage, delay or prevent a merger, acquisition, or other change of control that shareholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares of common stock of our company. Specifically, our articles of incorporation divides our board of directors into three classes having staggered terms of office. This may prevent or frustrate attempts by our shareholders to replace or remove our management. We have also implemented a shareholders rights plan, also called a poison pill, which would substantially reduce or eliminate the expected economic benefit to an acquirer from acquiring us in a manner or on terms not approved by our board of directors. These and other impediments to a third party acquisition or change of control could limit the price investors are willing to pay in the future for shares of our common stock. Our board of directors has also approved employment agreements with certain of our executive officers that include change of control provisions that provide severance benefits in the event that their employment terminates involuntarily without cause or for good reason within twelve months after a change of control of us. These agreements could affect the consummation of and the terms of a third party acquisition. We are also subject to provisions of Idaho law that could have the effect of delaying, deferring or preventing a change in control of our company. One of these provisions prevents us from engaging in a business combination with any interested shareholder for a period of three years from the date the person becomes an interested shareholder, unless specified conditions are satisfied.

There are differences in U.S. and Canadian requirements for reporting of resources and mineralization, and we utilized the Canadian reporting of resources in our recent Preliminary Economic Assessment, or PEA. Some information required by Canadian reporting is not permitted under SEC guidelines.

        The mineralization figures presented in this Form 10-K are based upon estimates made by independent geologists. U.S. reporting requirements for disclosure of mineral properties are governed by SEC Industry Guide 7. Although we are a U.S. company traded on the NYSE Amex, we also report in Canada estimates of resources that are prepared in accordance with Canadian standards because we are also traded on the Toronto Stock Exchange and are thus subject to Canadian reporting requirements. These resource estimates were prepared in accordance with standards of the Canadian Institute of Mining, Metallurgy and Petroleum referred to in Canadian National Instrument 43-101, commonly known as NI 43-101. In early 2011, we completed a Preliminary Economic Assessment, or PEA, that was prepared in accordance with NI 43-101 reporting standards. The reporting standards required by NI 43-101 are different from the standards permitted to report reserve and resource estimates in reports and other materials filed with the SEC. Accordingly, information concerning descriptions of mineralization contained in our public filings with the SEC may not be comparable to information, including the PEA, we file with Canadian securities authorities.

        Under NI 43-101, we report in Canada measured, indicated and inferred resources, measurements which are not permitted in filings made with the SEC by issuers incorporated in the United States. Under SEC rules, mineralization may not be classified as a "reserve" unless the determination has been made that the mineralization could be economically and legally produced or extracted at the time the reserve determination is made. U.S. investors are cautioned not to assume that all or any part of measured or indicated resources will ever be converted into reserves. Further, "inferred resources" have a great amount of uncertainty as to their existence and as to whether they can be mined legally or economically. In accordance with Canadian rules, estimates of inferred mineral resources cannot form the basis of a feasibility study or other economic evaluations, but they were considered in the PEA. Accordingly, U.S. investors should not place undue reliance on the PEA, and should not assume that all or any part of measured mineral resources, indicated mineral resources, or inferred mineral resource will ever be upgraded to a higher category.

Acquisitions and business integration issues will expose us to risks.

        We may, in the future, engage in targeted acquisitions. Any acquisition that we make may change our business and operations, and may expose us to new geographic, political, operating, financial, governmental, environmental and geological risks. Our success in acquisition activities depends on our ability to identify suitable acquisition candidates, negotiate acceptable terms for any such acquisition and successfully integrate the acquired operations. Any acquisition would be accompanied by risks. We may expend considerable resources on pursuing an acquisition candidate, including on due diligence and negotiations, and we may ultimately not prove successful in completing the acquisition. Even if successful in completing the acquisition, the acquisition may present problems. For example, there may be significant decreases in commodity prices after we have committed to complete the transaction and have established the purchase price or exchange ratio; a material ore body may prove to be below expectations; we may have difficulty integrating and assimilating the operations and personnel of any acquired companies, realizing anticipated synergies and maximizing the financial and strategic position of the combined enterprise and maintaining uniform standards, policies and controls across the organization; the integration of the acquired business or assets may disrupt our ongoing business and our relationships with employees, customers, suppliers and contractors; and the acquired business or assets may have unknown liabilities which may be significant. If we choose to use equity securities as consideration for such an acquisition, our existing stockholders may suffer substantial dilution. Alternatively, we may choose to finance any such acquisition with existing resources which could materially affect our liquidity and the availability of funds to invest in the Montanore Project. There can be no assurance that we would be successful in overcoming these risks or any other problems encountered in connection with any acquisition.

We do not intend to pay any cash dividends in the foreseeable future.

        We have never paid cash dividends and we intend to retain our earnings, if any, to finance the growth and development of our business. Any return on an investment in our common stock will come from the appreciation, if any, in the value of our common stock.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

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

        The Company's property holdings for operational access and infrastructure support for the Montanore Project are located to the east of the deposit, south of the town of Libby, and are accessed from Libby by about 16 miles of secondary road up Libby Creek. The apex of the deposit can be reached from Noxon, the nearest town, by taking State Highway 200 about 2 miles to the east and then north about 5 miles on a secondary graveled road to the junction of the west and east forks of Rock Creek. From this point it is about a 4-mile hike up a Jeep trail behind a locked USFS gate to the deposit outcrop. The deposit outcrops near the border of, and lies entirely within the Cabinet Wilderness Area. Because any future mining of the deposit would take place underground and the Company has access to the deposit from outside the Cabinet Wilderness Area (our patented mining claims and certain other mineral rights predate the wilderness area designation), we do not believe that any future mining or associated surface activity would impact the wilderness area.

        On May 31, 2006, we acquired Hard Rock Operating Permit 150 that covers certain exploration activities and the Montana Pollution Discharge Elimination System ("MPDES") water discharge permit for the Montanore Project and title to properties providing access to the portal of the Libby adit. The 14,000 foot Libby adit was constructed in the early 1990s by previous operators. The adit stops approximately 2,000 feet short of the deposit. The Libby adit, when extended, will provide access to the Montanore deposit for our planned underground exploration and delineation drilling program. Prior to our activity in 2006, there were no plant, equipment, subsurface improvements or equipment other than the Libby adit, which was plugged and in reclamation. During the third quarter of 2006, the Company reopened the adit and completed initial water testing to determine the treatment method for water discharged from the adit.

Non-Reserves—Mineralized Material

        Non-Reserves Reported in the United States.    The estimate of mineralized material set forth below was prepared by Mine Development Associates, or MDA. The estimate was prepared in accordance with SEC Industry Guide 7.

Mineralized Material Estimate in accordance with U.S. SEC Industry Guide 7

		Silver Grade		Cutoff Grade
	Tons	(Ounces per ton)	Copper Grade	(Silver ounces per ton)
Mineralized Material	81,506,000	2.04	0.75%	1.0

        "Mineralized material" as used in this annual report, although permissible under SEC's Industry Guide 7, does not indicate "reserves" by SEC standards. The Company cannot be certain that any part of the mineralized material at Montanore will ever by confirmed or converted into SEC Industry Guide 7 compliant "reserves." Investors are cautioned not to assume that all or any part of the mineralized material will ever be confirmed or converted into reserves or that mineralized material can be economically or legally extracted.

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

History and Development

        The Montanore Project was owned by Noranda Minerals Corporation ("Noranda") between 1988 and 2002. During that time, the project received a record of decision approving a plan of operations from the USFS and the State of Montana, as well as all other permits required for the project, allowing Noranda to proceed with full operations, but the project was never put into operation. From 1988 to 2002, we held royalty rights to a portion of the deposit. In 2002, Noranda announced that it was abandoning the project, and subsequently transferred to us by quitclaim deed the patented and unpatented mining claims that control the mineral rights, and all drill core and intellectual property, including geologic, environmental and engineering studies, relating to the Montanore Project.

        In May 2006, we acquired two Noranda subsidiaries that held title to the Montanore property, providing access to the 14,000 foot Libby adit which, when extended, will provide access to the Montanore deposit. Through this acquisition, we also received the Hard Rock Operating Permit 150 that covers certain exploration activities and the MPDES water discharge permit for the Montanore Project. The 14,000 foot Libby adit was constructed in the early 1990s by previous operators. The adit stops approximately 3,000 feet short of the deposit. Prior to our activity in 2006, there were no plant, equipment, subsurface improvements or equipment other than the Libby adit, which was plugged and in reclamation. During the third quarter of 2006, we reopened the adit and completed initial water testing to determine the treatment method for water discharged from the adit. The necessary permit revisions were received in November 2006 to undertake an underground evaluation drilling program. We own water rights associated with the Montanore property that we believe will be sufficient for proposed mining activities.

        In the fourth quarter of 2006, we purchased a site generator and erected a warehouse building at the Libby adit site, along with an office and employee change facility. Power for the evaluation drilling program will be provided by three on-site Cummins 800 KW generators. We established a $1.124 million stand-by letter of credit in January 2007 to satisfy reclamation bonding requirements related to our planned exploration at the Libby adit.

        In 2007, we completed the construction of site infrastructure to support our planned underground evaluation program at the Montanore Project. This included the design, engineering and construction of a $1.5 million water treatment plant to process all water pumped out of the adit. The utility design was completed and electrical supplies, ventilation material, pumping equipment, and ground control roof bolts and supplies have been delivered to the site. Construction of a dry storage structure for inventory was completed in the fall of 2007 and an initial fleet of surface equipment and underground equipment was purchased at a cost in excess of $6 million and delivered to the Libby adit site in the third and fourth quarters of 2007.

        In 2008, we continued the testing and installation of the adit dewatering system in preparation for the planned 3,000 foot extension and initiation of the drilling program. Other preparations for the commencement of drifting and delineation drilling (consisting of two declining drifts approximately 15 × 15 in section and 80 feet long each) included the retention of Small Mine Development, LLC ("SMD") to manage the adit advancement and the drilling program, engineering for a new nitrate circuit addition to the water treatment facility and installation of the initial sumps and pumping system. Two sumps were placed into service during the third quarter of 2008. These sumps are part of the overall dewatering system designed to clarify water from the adit before sending it to the water treatment plant on the surface. Construction of the sumps allowed us to test most of the mining equipment that will be used during the adit advancement and future development activities. A jumbo drill, roof bolter, LHDs, and haul trucks were all used to construct the sumps. Other support equipment, such as explosives loading truck and scissor lift truck, saw limited use.

        Engineering and geology work continued during 2008. In 2008, we added six additional staff, purchased additional equipment and continued to install and test the underground water pumping stations and sumps, and in early 2009 we proceeded with dewatering. SMD completed engineering for a new nitrate removal addition to the water treatment facility and installation of the initial sumps and pumping system. Two additional sumps and a decanting system were placed into service at the 7,200 foot level during the second quarter of 2009. These sumps are part of the overall dewatering system designed to clarify water from the adit before sending it to the water treatment plant on the surface. On April 30, 2009, SMD was demobilized, and the decline is now in a standby mode, until the environmental review process is complete. Similarly, construction of the nitrate circuit is scheduled to start when timing of the receipt of permits is more certain, and to be completed prior to beginning the extension of the final section of the adit to reach the ore body and install drill stations. The current schedule is to begin construction of the concrete chambers based on timing of receipt of the record of decision following completion of a final EIS. Current operations at the Libby adit include continued pumping at the site water treatment system.

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

The stages of the advanced exploration and delineation drilling program, and activities undertaken to date in each stage, are set out below:

  Stage 1—Dewatering and Adit Rehabilitation

        With the exception of the first 600 feet, the length of the Libby adit contains water. During this stage of the evaluation drilling program, we have developed a plan to dewater the adit and to treat the discharged water using ultra-filtration and possibly chemical pre-treatment so that discharged water, both during the dewatering process as well as during development of the adit and drilling program, meets state and federal water quality standards. In 2007, we completed the design, procurement, engineering construction, start-up and pilot scale tests of the $1.3 million water treatment plant. In 2008, we continued to install and test the underground water pumping stations and sumps, and in early

2009 we proceeded with dewatering. We have retained an independent contractor, Small Mine Development, LLC, to manage the adit advancement and the drilling program. It has completed engineering for a new nitrate removal addition to the water treatment facility and installation of the initial sumps and pumping system, consisting of two declining drifts each approximately 80 feet long and 15 × 15 inches. Two sumps and a decanting system were placed into service at the 7,200 foot level of the adit during the third quarter of 2008. These sumps are part of the overall dewatering system designed to clarify water from the adit before sending it to the water treatment plant on the surface. Construction of the nitrate system is scheduled to start when timing of the receipt of permits is more certain, and to be completed prior to beginning the extension of the adit to reach the ore body. Current operations on the Libby adit include continued operations on the Montanore site water treatment system and dewatering of the decline.

        Concurrent with dewatering, we started rehabilitating the adit, which involves, among other activities, scaling the walls, installing new roof bolts and extending electricity, ventilation and dewatering infrastructure into the adit. Power for the planned evaluation drilling program will be provided by three on-site Cummins 800 KW generators. In the fourth quarter of 2006, we purchased a site generator and erected a warehouse building at the Libby adit site, along with an office and employee change facility. In 2007, an initial order of electrical supplies, ventilation material, pumping equipment, and ground control roof bolts and supplies was delivered to the site. Construction of a dry storage structure for inventory was completed in the fall of 2007. The initial fleet of surface equipment and underground equipment was purchased at a cost in excess of $6 million and delivered in the third and fourth quarters of 2007. During 2008, we added six additional staff and purchased additional equipment. Construction of the sumps has allowed us to test most of the mining equipment that will be used during the adit advancement and future exploration activities. To date, infrastructure placed in the decline includes a refuge chamber, mine power center and temporary pump station, along with the previously installed sumps and pumping system at the 700 ft. location. On April 30, 2009, SMD was demobilized, and the decline is now in a standby mode, until the environmental review process is complete. We are prohibited from doing further work in the adit until the USFS approves an operating plan for Montanore. Total costs for Stage 1 activities are approximately $7.3 million, of which approximately $5.3 million had been spent by December 31, 2010.

  Stage 2—Advancement of Adit, Drifting and Establishment of Drill Stations

        Once the permitting process is complete and the adit rehabilitation completed, we plan to advance the adit approximately 3,000 feet towards the middle of the deposit. Following the advancement of the adit, we expect to commence 10,000 feet of development drifting, which will be necessary to provide drill access. Once drifting is underway we would also begin to establish drill stations. The process of drifting and the establishment of drill stations would continue throughout the remainder of the program. We estimate that Stage 2 would cost approximately $5.0 million.

  Stage 3—Phase I Delineation Drilling

        In Stage 3 of the advanced exploration and delineation drilling program, we expect to commence approximately 25,000 feet of delineation diamond core drilling of approximately 40 holes. We expect to spend approximately $0.5 million on Phase I delineation drilling. We also expect to spend approximately $12.7 million (in addition to amounts set forth above) during Stages 1, 2 and 3 on site operating and capital costs, optimization studies and general corporate support, $8.5 million of which had been spent by December 31, 2010.

  Stage 4—Phase II Drilling and Bankable Feasibility Study

        During this stage, we anticipate completing an additional 25,000 feet of diamond core drilling, undertaking additional metallurgical and geotechnical testing and analysis, and if the results of our exploration are successful, preparing for and completing a bankable feasibility study at an estimated cost, with site operating and capital costs, of approximately $10.0 million. A feasibility study and report would provide the basis for financing the development of the project, currently estimated to require approximately $550 million in external financing.

        We are currently conducting trade off studies, reviewing the geology, and performing initial engineering reviews to improve our estimates of the projected costs and schedule for the final three stages of the program. We expect that, following completion of permitting, Stages 2, 3 and 4 would take approximately 18 months.

Permitting and Environmental

        In order to advance the Montanore Project past the exploration stage, we must obtain the requisite approvals, permits and opinions from the USFS, the MDEQ, the Army Corps of Engineers and the U.S. Fish and Wildlife Service. In 2004, the USFS and the MDEQ began a joint review of the Montanore Project. As part of this process, the USFS and MDEQ completed a draft environmental impact statement ("DEIS") in March 2009, evaluated the environmental impacts of the project, circulated the DEIS to the Environmental Protection Agency ("EPA") and to the public for comment. The USFS and MDEQ have been analyzing and responding to those comments and have required preparation of a supplemental draft environmental impact statement ("SDEIS") to address certain issues related to the Montanore Project, including wetlands mitigation, water quality analyses, and the placement and impact of the transmission line. We anticipate that the SDEIS could be issued by the agencies in the first half of 2011, which would be followed by a public comment period. The issuance of the SDEIS is expected to be coordinated with the public notice and subsequent public comment period for the issuance of the Section 404 permit under the Clean Water Act, discussed below.

        To date, the USFS and the MDEQ continue to incorporate new technical information, assess mitigation of environmental impacts, and evaluate reasonable alternatives in order to address comments on the DEIS from the public and the EPA. Specifically, based on comments concerning the transmission line alternatives presented in the DEIS and following an extensive analysis, the USFS and MDEQ selected their preferred alternative for the transmission line location. This decision will now enable various aspects of the environmental review process to advance.

        As part of our permitting process, the USFS must undertake certain biological assessments and submit draft reports of these assessments to the U.S. Fish and Wildlife Service ("FWS") for consideration in connection with the FWS's biological opinions addressing the impact of the project on threatened and endangered species, including grizzly bear and bull trout. The issuance of the biological opinions by the FWS is required prior to the completion of a record of decision. The USFS is working on a draft of the fisheries biological assessments and now that the transmission line alternative has been selected, the draft can incorporate the grizzly bear biological assessment and is expected to be submitted by the USFS to the FWS in the first six months of 2011. The FWS must then prepare a biological opinion ("B.O.") on the acceptability of the projected impacts and identify any conditions or mitigation measures necessary to reduce impacts and to protect those species. The FWS's final B.O. could be completed and delivered by the end of 2011.

        As part of the development of a final EIS and the determination of the agencies' preferred alternatives, the U.S. Army Corps of Engineers ("Corps") must complete an analysis of potential project discharges of dredged or fill material into waters of the United States, including wetlands. Such discharges are regulated by Section 404 of the Clean Water Act which requires a permit before dredged or fill material may be discharged. We and the agencies have collaboratively developed wetlands mitigation options and a permit application for a 404 fill discharge permit from the Corps for the tailings impoundment site, including a related off-site wetlands mitigation measure, is being finalized. The Corps is expected to issue its determination that our proposed tailings site is the Least Environmentally Damaging Practicable Alternative, which is the first step in this 404 permit approval process, in the first half of 2011. The agency is expected to issue a public notice of the proposed 404 permit at the same time the SDEIS is issued by the USFS. The subsequent public comment period for this 404 permit is anticipated to run concurrently with the SDEIS public comment period.

        Issuance of a record of decision ("ROD") by the USFS approving our proposed Mine Plan of Operations is the final step of the federal approval process and can occur only after the final FWS biological opinion, the 404 dredge and fill discharge permit and the final EIS have been issued. Following the ROD, the other agencies would be expected to issue their permits relating to mine development activities, including amendments to the hard rock mining permit and the MPDES permit, over a 6 month period. Once the USFS issues a ROD, we would be authorized to commence our planned advanced exploration and delineation drilling program. No further authorization would be required by the State of Montana for the exploration program, which received State approvals in 2006.

        Based on the estimated timing of the SDEIS and issuance of B.O.s, we believe that the agencies could issue a record of decision as early as the end of 2011. While we are providing information to the various state and federal agencies when requested and are actively engaged in working with such agencies, most of the timing issues surrounding the issuance of the EIS, B.O.s and environmental permits are beyond our control. Accordingly, no assurance can be given regarding the timing of the issuance of permits and approvals.

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

        Engineering refinement and geology work continues at Montanore using existing information. Geology confirmation mapping was begun with the advance of the rehabilitation down the decline. Currently, hydrological studies are being carried out for the creation of a hydrological model for the rock formations being crossed by the decline. Ongoing optimization and trade-off studies will help prepare assumptions that will be used in development of a feasibility study on the Montanore Project.

Preliminary Economic Assessment

        On December 22, 2010, we announced the completion of a Preliminary Economic Assessment ("PEA") for the Montanore Project. The PEA was prepared to provide guidance on the potential viability of the Montanore Project and the basis for the continuation of exploration activities. Because of the uncertainties associated with any mineral deposit that, like the Montanore Project, does not have reserves, the PEA should not be relied on to value the Montanore Project, nor should it be considered to be a feasibility or pre-feasibility study.

        The PEA did not update the mineral resource analysis of the Montanore deposit completed in October 2005 by Mine Development Associates ("MDA Report"). Mineralized material, as set forth in the MDA Report, is 81.5 million short tons of material grading 2.04 oz/short ton silver and 0.75% copper with a cutoff grade of 1.0 oz /short ton silver.

        The PEA assumed pricing of the estimated Montanore resources based on a three year trailing average at August 16, 2010 (i.e. $3.10 per lb. for copper and $15.00 per ounce for silver) and developed cost estimates for development of the Montanore Project. Initial capital costs for the project were estimated to be $552.3 million (with a ± 35% accuracy). The PEA assumed that the project would utilize conventional grinding and flotation processing techniques at a processing rate of 12,500 short tons per day.

        The PEA concludes that the Montanore Project "demonstrates favorable economic potential" which justifies "commencement of a resource evaluation program and subsequent pre-feasibility study."

        On February 3, 2011, the PEA was filed in Canada in accordance with Canadian National Instrument 43-101—Standards of Disclosure for Mineral Projects. The technical report summarizing the results of the PEA was prepared by or under the supervision of Mr. Chris Kaye and Mr. Geoffrey Challiner of Mine and Quarry Engineering Services, Inc. of San Mateo, California, each of whom is an independent "Qualified Person," as such term is defined in Canadian National Instrument 43-101. The PEA filed in Canada is not part of this Form 10-K.

Description of Royalties on our Patented Mining Claims

        When we received the Montanore properties from Noranda, they were burdened by two royalties, which continue on the property:

        The HR 133 and HR 134 patented mining claims, which cover the Montanore deposit, are burdened by a production payment obligation of twenty cents ($.20) per ton of ore extracted and milled therefrom, pursuant to (i) that Amendment to Purchase and Sale Agreement dated September 6, 1988, between Atlantic Goldfields Inc. and Montana Reserves Company, and (ii) that Amendment to Purchase and Sale Agreement dated September 6, 1988, between Jascan Resources Inc. and Montana Reserves Company, a subsidiary of Noranda. The production payment is calculated based upon "the total number of measured, indicated and inferred reserves, as defined by the American Association of Professional Geologists, on the Premises, as calculated and described in the independent feasibility study prepared for project financing purposes, and payable after the end of each six month period following Commencement of Commercial Production." "Commencement of Commercial Production" is defined in the Purchase and Sale Agreements as "the last day of the first period of thirty (30) consecutive days during which Commercial Production from the Property has occurred." "Commercial Production" is defined in the Purchase and Sale Agreements as "the production of concentrate from the Property on a regular basis, from the treatment of ore at not less than sixty percent (60%) of the concentrator's rated capacity, or rated capacity of the concentrator specified by the independent feasibility study, but excluding ore treated or concentrate produced for testing purposes." That production payment obligation terminates at such time as the "total number of reserves from the (properties), measured and calculated as specified above, has been extracted and milled."

        The other royalty covers claims which have no mineralized material, and which the Company does not expect to explore further. Accordingly, the Company believes the royalty to be immaterial.

Potential Acquisitions

        We are continually seeking potential acquisitions, and have engaged from time to time in discussions with companies conducting mining operations or owners of mining properties or projects.

The acquisition targets vary in many respects, but most relate to the mining of precious metals. See "Risk Factors—Acquisitions and business integration issues may expose us to risks" above.

Other Properties

        We also own certain patented and unpatented mining claims on zinc properties in northern Washington State, referred to as the Iroquois and Advance properties. We have not conducted mining activities on these properties since the 1960s. In December 2007, we completed an impairment analysis of the carrying values of the Iroquois and Advance properties to assess their immediate development potential. In connection with that evaluation, we wrote off the capitalized costs associated with the properties in the amount of $226,000 which had been recorded in connection with mining activity that occurred in the 1950s. We continue to hold the real property, mining claims, and patented claims underlying the Iroquois and Advance properties; however, such property, mining claims, and patented claims do not have any book value in our consolidated financial statements. We also generate minor income from a working interest royalty, acquired more than 40 years ago, in several producing oil wells located in Kansas.

ITEM 3.    LEGAL PROCEEDINGS.

        None.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

        Our common stock commenced trading on the AMEX (now the NYSE Amex Equities) under the symbol, "MGN," on March 24, 2004. On January 10, 2006, the Company's common stock began trading on the Toronto Stock Exchange under the symbol "MGT."

        The following table shows the high and low closing sales prices for our common stock for each quarter since January 1, 2009. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. On March 30, 2011, the closing price of the Company's common stock was $2.97 on the NYSE Amex and CDN$2.87 on TSX.

	NYSE Amex		Toronto Stock Exchange
Fiscal Year	High	Low	High	Low
	($)		(CDN$)
2011:
First Quarter (through March 30, 2011)	4.30	2.34	4.04	2.32
2010:
Fourth Quarter	4.18	2.14	4.12	2.23
Third Quarter	2.36	1.49	2.33	1.56
Second Quarter	2.84	1.76	2.82	1.90
First Quarter	3.29	2.45	3.38	2.57
2009:
Fourth Quarter	3.35	2.10	3.57	2.27
Third Quarter	2.83	1.37	3.05	1.54
Second Quarter	2.00	1.32	2.40	1.41
First Quarter	2.05	1.15	2.52	1.62

        As of March 30, 2011 there were approximately 600 shareholders of record of our common stock and approximately 3,000 additional shareholders whose shares are held through brokerage firms or other institutions.

        We have never paid dividends and anticipate that future earnings, if any, will be retained to finance growth and development of our business.

Unregistered Sales of Equity Securities

        Not applicable.

Securities Authorized for Issuance Under Equity Compensation Plans

        The following information is provided as of December 31, 2010:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a)) (c)
Equity compensation plans approved by shareholders	2,504,000	$1.74	2,069,000
Equity compensation plans not approved by shareholders	—	—	—
Total	2,504,000	$1.74	2,069,000

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

Overview

Recent Events

  •
  On March 8, 2011, the Company completed an underwritten public offering of 4.8 million shares of common stock that yielded net proceeds of $13.8 million. The Company intends to use the net proceeds for advancement of the permitting process for its Montanore Project, the commencement of the Company's planned delineation drilling program which will include advancement of the adit, establishment of drilling stations and commencement of exploratory drilling, and for general corporate purposes, including possible acquisition and exploration of new mining properties.

  •
  The Company engaged Mine and Quarry Engineering Services, Inc. of San Mateo, California ("MQES") to prepare a Technical Report entitled "Technical Report: Preliminary Economic Assessment, Montanore Project, Montana, USA prepared for Mines Management, Inc." dated February 3, 2011, in compliance with guidelines under Canadian National Instrument 43-101 ("NI 43-101"). The Company announced the PEA results on December 22, 2010.

  •
  The USFS and the MDEQ continued their environmental review, and are in the process of formulating responses to comments received from the public and from EPA on the DEIS for the Montanore Project. Milestones achieved in 2010 included the selection by the government agencies of the preferred alternative for the transmission line proposed for the Montanore Project, announced on October 8, 2010, and completion of a study to monitor the grizzly bear in the Montanore Project area, which is located in a portion of the Cabinet/Yaak Ecosystem recovery area, announced on August 8, 2010.

  •
  The Company continued meetings with federal and state agencies, Montana legislators, and local Lincoln County Commissioners, Libby City officials and residents.

  •
  The Company continued its program to reduce expenditures and conserve cash pending the completion of permitting.

  •
  Cash and investment position remained strong at December 31, 2010.

        At December 31, 2010, the balance of our cash and unrestricted certificates of deposit remained strong at over $6.4 million. We also had $3.7 million in equity securities that were available for sale. Our net cash expenditures for operating activities for 2010 totaled $6.7 million. Cash outlays were less than projected due to delays in the USFS approval of our EIS and the cessation of adit rehabilitation and dewatering until permits are received. Our cash position was augmented by the $13.8 million of net proceeds received from the common stock offering completed in March 2011. In 2011, we plan to continue to focus on planning for our exploration and delineation drilling program at the Montanore Project pending the final permitting approvals. The completion of the recent financing will provide sufficient cash to complete the permitting process and initiate the adit rehabilitation and drill station development. Additional financing will be required to complete the evaluation drilling program and a bankable feasibility study. Development activities could be deferred if the permitting process is delayed or if commodity prices make the project difficult to finance or increase the cost of such financing.

Financial and Operating Results

        We reported a net loss for the year ended December 31, 2010 of $10.7 million or $0.46 per share compared to a loss of $9.4 million or $0.41 per share for the year ended December 31, 2009. The increase of $1.3 million in net loss between 2010 and 2009 was comprised of a reduction in project and administrative expenses of $0.8 million and an increase of $2.1 million in non-cash expenses. The following table summarizes expenditures by category and year:

	Expense Summary
Expenditures	2010	2009
	(millions)
Montanore Project Expense	$3.7	$4.4
Administrative Expense	$3.3	$3.4
Depreciation	$1.0	$1.0
Non Cash Stock Option Expense	$1.8	$0.4
Other Expense	$0.9	$0.2

        Montanore Project Expense includes exploration, fees, filing and licenses, and technical services, including environmental, engineering and permitting expense. Montanore Project Expense decreased by $0.7 million during 2010 compared to 2009 for the following reasons: (i) decreased spending related to adit rehabilitation activity by $1.2 million during 2010 and (ii) an increase of $0.5 million in consultant fees paid in 2010 primarily to MQES to conduct the PEA.

        Administrative Expense, which includes general overhead and office expense, legal, accounting, compensation, rent, taxes, and investor relations expense, decreased in 2010 by $0.1 million. The decrease was primarily due to a decline in legal, accounting, and consulting expenditures associated with a proposed public offering during 2009.

        Non-Cash Stock Option Expense (which is included in general and administrative and technical services expenses in our statement of operations) increased by $1.4 million during 2010 primarily because of $1.8 million of expense associated with the grant of approximately 1.3 million options during 2010 as further discussed in Note 10 to our financial statements. The 2009 stock option expense was the result of recognizing additional compensation expense as options granted or re-priced in prior years vested.

        The $0.7 million increase in Other Expense includes a $0.5 million increase in loss recognized due to a change in the fair market value of warrant derivatives and a decrease of $0.2 million in interest income during 2010 as a result of utilizing funds for operating activities during 2010.

Liquidity and Capital Resources

        At December 31, 2010, our aggregate cash, short term investments, and long term investments totaled $10.1 million compared to $13.8 million at December 31, 2009. Cash flows provided by financing activities were $0.5 million in 2010 compared to $1.8 million utilized in 2009, primarily to pay off the balance on the line of credit. The net cash used for operating activities during 2010 was $6.7 million, which consisted primarily of permitting, environmental, exploration, and engineering expenses for the Montanore project and general and administrative expenses, compared with $7.4 million of cash used for operating activities in 2009. Cash provided by investing activities for 2010 was $4.9 million, primarily from the early withdrawal of funds from a certificate of deposit, compared with $0.1 million of cash used in investing activities in 2009. The net decrease in cash and cash equivalents for the year ending December 31, 2010 was $1.2 million.

        We anticipate expenditures in 2011 of approximately $8.0 million, which we expect will consist of (i) $1.5 million in each quarter for ongoing operating and general administrative expenses and

(ii) $0.5 million in each quarter for permitting, engineering and geologic studies to finalize our permitting of the Montanore Project. The recently completed public offering of $13.8 million net proceeds will provide adequate cash availability for years 2011 and 2012 to fund ongoing environmental, engineering, permitting and general administrative expenses. Additional financing, however, will be required to complete the evaluation drilling program and a bankable feasibility study.

Off Balance Sheet Arrangements

        We have no off balance sheet arrangements.

Table of Contractual Obligations

        The following table summarizes our contractual obligations at December 31, 2010:

Contractual Obligations	Total	Less Than 1 Year	2 - 3 Years	4 - 5 Years	Thereafter
Operating leases	$249,000	$48,000	$94,000	$98,500	$8,500

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        All of our cash balances are held in U.S. dollars and our long term investment certificates of deposit are denominated in U.S. dollars and held in local and national banking institutions. We manage the timing of cash required for re-permitting, planning for the Montanore evaluation drilling program, and engineering of the Montanore Project and for general corporate purposes by utilizing our money market account. We invest funds not immediately required in investments, currently certificates of deposit, with varying maturities and fixed early retirement costs equal to three months interest.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The consolidated financial statements for the years ended December 31, 2010 and 2009 are included in this Report on Form 10-K as set forth below.

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of
Mines Management, Inc. and Subsidiaries

        We have audited the accompanying consolidated balance sheets of Mines Management, Inc. and Subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended and for the period from inception of the exploration stage (August 12, 2002) through December 31, 2010. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mines Management, Inc. and Subsidiaries as of December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for the years then ended and for the period from the inception of the exploration stage (August 12, 2002) through December 31, 2010 in conformity with U.S. generally accepted accounting principles.

/s/ Tanner LLC

Salt Lake City, Utah
March 31, 2011

Mines Management, Inc. and Subsidiaries (An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
Assets
CURRENT ASSETS:
Cash and cash equivalents	$4,866,840	$6,090,169
Interest receivable	33,038	64,964
Prepaid expenses and deposits	175,281	168,960
Certificates of deposit	1,519,797	5,000,000

Total current assets	6,594,956	11,324,093

PROPERTY AND EQUIPMENT:
Buildings and leasehold improvements	836,454	836,454
Equipment	6,450,089	6,450,089
Office equipment	330,356	320,060

	7,616,899	7,606,603
Less accumulated depreciation	3,430,497	2,417,921

	4,186,402	5,188,682

OTHER ASSETS:
Certificates of deposit	—	1,481,307
Available-for-sale securities	3,720,994	1,245,897
Reclamation deposits	1,236,846	1,236,846

	4,957,840	3,964,050

	$15,739,198	$20,476,825

Liabilities and Stockholders' Equity
CURRENT LIABILITIES:
Accounts payable	$602,930	$546,030
Payroll and payroll taxes payable	20,423	18,446
Warrant derivatives	2,076,242	1,017,844

Total current liabilities	2,699,595	1,582,320

LONG-TERM LIABILITIES:
Asset retirement obligation	414,601	394,899

Total liabilities	3,114,196	1,977,219

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock—no par value, 10,000,000 shares authorized; -0- shares issued and outstanding	—	—
Common stock—$0.001 par value, 100,000,000 shares authorized; 23,342,097 and 22,944,683 shares issued and outstanding, respectively	23,342	22,945
Additional paid-in capital	69,228,130	66,908,698
Accumulated deficit	(1,117,306)	(1,117,306)
Deficit accumulated during the exploration stage	(57,403,645)	(46,734,115)
Accumulated other comprehensive income (loss)	1,894,481	(580,616)

Total stockholders' equity	12,625,002	18,499,606

	$15,739,198	$20,476,825

See accompanying notes to consolidated financial statements.

Mines Management, Inc. and Subsidiaries (An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

			From Inception of Exploration Stage August 12, 2002 Through December 31, 2010
	Years Ended December 31,
	2010	2009
REVENUE:
Royalties	$16,839	$13,245	$100,431

OPERATING EXPENSES:
General and administrative	4,322,560	2,948,582	24,919,561
Technical services and exploration	3,658,927	4,208,580	24,145,221
Depreciation	1,022,413	1,022,902	3,444,280
Legal, accounting, and consulting	542,632	786,439	3,701,916
Fees, filing, and licenses	231,740	216,488	2,269,781
Impairment of mineral properties	—	—	504,492

Total operating expenses	9,778,272	9,182,991	58,985,251

LOSS FROM OPERATIONS	(9,761,433)	(9,169,746)	(58,884,820)

OTHER INCOME (LOSS):
Loss from warrant derivatives	(1,058,398)	(541,463)	(1,599,861)
Interest, net	150,301	331,222	3,081,036

	(908,097)	(210,241)	1,481,175

NET LOSS	$(10,669,530)	$(9,379,987)	$(57,403,645)

NET LOSS PER SHARE (basic and diluted)	$(0.46)	$(0.41)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (basic and diluted)	23,114,812	22,857,340

See accompanying notes to consolidated financial statements.

Mines Management, Inc. and Subsidiaries (An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FROM INCEPTION (AUGUST 12, 2002) THROUGH DECEMBER 31, 2010

			Issuable Common Stock				Deficit Accumulated During the Exploration Stage
	Common Stock							Accumulated Other Comprehensive Income
					Additional Paid-in Capital	Accumulated Deficit
	Shares	Amount	Shares	Amount					Total
BALANCES, AUGUST 12, 2002 (Inception of exploration stage)	5,316,956	$5,317	90,000	$22,500	$1,495,998	$(1,117,306)	$—	$846	$407,355
Issuable common stock issued	90,000	90	(90,000)	(22,500)	22,410	—	—	—	—
Common stock issued for cash	14,515,912	14,517	—	—	55,400,354	—	—	—	55,414,871
Exercise of stock options and warrants	2,426,360	2,426	—	—	3,336,842	—	—	—	3,339,268
Stock-based compensation	380,000	380	—	—	6,740,379	—	—	—	6,740,759
Issuance of stock for Heidelberg shares	27,620	27	—	—	(27)	—	—	—	—
Comprehensive loss:
Adjustment to net unrealized gain on marketable securities	—	—	—	—	—	—	—	(1,625,578)	(1,625,578)
Net loss	—	—	—	—	—	—	(37,354,128)	—	(37,354,128)

Comprehensive loss									(38,979,706)

BALANCES, DECEMBER 31, 2008	22,756,848	22,757	—	—	66,995,956	(1,117,306)	(37,354,128)	(1,624,732)	26,922,547
Cumulative adjustment for warrant derivative	—	—	—	—	(476,381)	—	—	—	(476,381)
Exercise of stock options and warrants	187,460	188	—	—	19,162	—	—	—	19,350
Stock-based compensation	—	—	—	—	369,961	—	—	—	369,961
Issuance of stock for Heidelberg shares	375	—	—	—	—	—	—	—	—
Comprehensive loss:
Adjustment to net unrealized loss on marketable securities	—	—	—	—	—	—	—	1,044,116	1,044,116
Net loss	—	—	—	—	—	—	(9,379,987)	—	(9,379,987)

Comprehensive loss									(8,335,871)

BALANCES, DECEMBER 31, 2009	22,944,683	22,945	—	—	66,908,698	(1,117,306)	(46,734,115)	(580,616)	18,499,606
Exercise of stock options and warrants	397,247	397	—	—	494,656	—	—	—	495,053
Stock-based compensation	—	—	—	—	1,824,776	—	—	—	1,824,776
Issuance of stock for Heidelberg shares	167	—	—	—	—	—	—	—	—
Comprehensive loss:
Adjustment to net unrealized gain on marketable securities	—	—	—	—	—	—	—	2,475,097	2,475,097
Net loss	—	—	—	—	—	—	(10,669,530)	—	(10,669,530)

Comprehensive loss									(8,194,433)

BALANCES, DECEMBER 31, 2010	23,342,097	$23,342	—	$—	$69,228,130	$(1,117,306)	$(57,403,645)	$1,894,481	$12,625,002

See accompanying notes to consolidated financial statements.

Mines Management, Inc. and Subsidiaries (An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

			From Inception of Exploration Stage August 12, 2002 Through December 31, 2010
	Years Ended December 31,
	2010	2009
Increase (Decrease) in Cash and Cash Equivalents
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,669,530)	$(9,379,987)	$(57,403,645)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,824,776	369,961	8,935,496
Stock received for services	—	—	(11,165)
Depreciation	1,022,413	1,022,902	3,444,280
Initial measurement of asset retirement obligation	—	—	344,187
Accretion of asset retirement obligation	19,702	18,666	70,414
Loss from warrant derivatives	1,058,398	541,463	1,599,861
Impairment of mineral properties	—	—	504,492
Changes in assets and liabilities:
Interest receivable	31,926	58,040	(33,038)
Prepaid expenses and deposits	(6,321)	(21,073)	(235,692)
Accounts payable	56,900	(39,935)	602,766
Payroll and payroll taxes payable	1,977	(15,462)	17,243

Net cash used in operating activities	(6,659,759)	(7,445,425)	(42,164,801)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(20,133)	(3,740)	(7,664,268)
Proceeds from disposition of property and equipment	—	—	35,423
Proceeds (purchase) of certificates of deposit	4,961,510	(112,944)	(2,695,731)
Purchase of available-for-sale securities	—	—	(1,815,348)
Increase in mineral properties	—	—	(144,312)

Net cash provided by (used in) investing activities	4,941,377	(116,684)	(12,284,236)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (payment of) line of credit	—	(1,815,231)	—
Proceeds from sale of common stock	495,053	19,350	59,268,542

Net cash provided by (used in) financing activities	495,053	(1,795,881)	59,268,542

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,223,329)	(9,357,990)	4,819,505
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	6,090,169	15,448,159	47,335

CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,866,840	$6,090,169	$4,866,840

SUPPLEMENTAL INFORMATION:
Interest paid	$—	$45,242	$65,768

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Unrealized gains on available-for-sale securities	$2,475,097	$1,044,116	$1,894,481

See accompanying notes to consolidated financial statements.

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Organization:

        Mines Management, Inc. (the Company) is a publicly held Idaho corporation incorporated in 1947. The Company acquires, explores, and develops mineral properties in North America.

Summary of Significant Accounting Policies:

a.     Principles of consolidation

        The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and include the accounts of Mines Management, Inc., and its wholly-owned subsidiaries, Newhi, Inc., Montanore Minerals Corp. and Montmin Resources Corp. Intercompany balances and transactions have been eliminated.

b.     Exploration Stage Enterprise

        Since the Company is in the exploration stage of operation, the Company's financial statements are prepared in accordance with the provisions of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 915 Development Stage Enterprises, as it devotes substantially all of its efforts to acquiring and exploring mining interests that management believes should eventually provide sufficient net profits to sustain the Company's existence. Until such interests are engaged in commercial production, the Company will continue to prepare its consolidated financial statements and related disclosures in accordance with this standard.

        Financial statements issued by an exploration stage enterprise present financial position, changes in financial position, and results of operations in conformity with U.S. GAAP applicable to established operating enterprises and include the following additional information: (1) cumulative net losses reported as "deficit accumulated during exploration stage" in the stockholders' equity section of the consolidated balance sheets; (2) cumulative amounts from the inception of the exploration stage included on the consolidated statements of operations, statements of cash flows, and statements of stockholders' equity.

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

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

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

h.     Fair value measurements

        The disclosures for the Company's financial assets and liabilities that are measured at fair value on a recurring basis include the inputs used to develop those measurements and the level within the fair value hierarchy in which the fair value measurements in their entirety fall. The three levels of the fair value hierarchy are as follows:

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

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

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

k.     Stock compensation

        The Company measures and records the costs of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, recognized over the period during which an employee is required to provide services in exchange for such award. Compensation cost is recognized for awards granted and for awards modified, repurchased or cancelled. At December 31, 2010, the Company had three stock option plans which are described more fully in note 10.

l.      Net loss per share

        Basic loss per share is computed on the basis of the weighted average number of shares outstanding during the periods. Diluted loss per share is calculated on the basis of the weighted average number of shares outstanding during the period plus the effect of potential dilutive shares during the period. Potential dilutive shares include outstanding stock options and warrants. As of December 31, 2010 and 2009, potential dilutive shares were 7,449,483 and 6,876,874, respectively. For periods in which a net loss is reported, potential dilutive shares are excluded because they are antidilutive. Therefore, basic loss per share is the same as diluted loss per share for the years ended December 31, 2010 and 2009.

m.    Reclassifications

        Certain amounts in the prior-period financial statements have been reclassified for comparative purposes to conform to current period presentation with no material effect on total assets, net loss, comprehensive income, accumulated deficit, or cash flows as previously reported.

n.     Assumptions and use of estimates

        The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Significant areas requiring the use of management assumptions and estimates relate to asset impairments, including long-lived assets and investments, asset retirement obligations, and valuation of stock based compensation and warrant derivatives. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company's consolidated financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions, which could have a

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

material effect on the reported amounts of the Company's consolidated financial position and results of operations.

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

        The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about the activity in Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Adoption of this guidance has not had and is not expected to have a material impact on our consolidated financial statements.

        In March 2010, the FASB issued ASU No. 2010-11, an update to ASC 815, "Derivatives and Hedging". This update clarifies the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements. Only an embedded credit derivative that is related to the subordination of one financial instrument to another qualifies for the exemption. This guidance is effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010. The adoption of this guidance effective with the interim reporting period ending September 30, 2010 did not have a material effect on the Company's Financial Statements.

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

NOTE 3—CERTIFICATES OF DEPOSIT:

        The Company owns two certificates of deposit for a total of $1,519,797 and $1,481,307 as of December 31, 2010 and 2009, respectively. These investments mature in August 2011 and bear interest at the rate of 2.57%. At December 31, 2009, the Company also owned a $5,000,000 certificate of deposit which matured and was renewed in June 2010. The certificate was cashed in during November of 2010 without penalty for early withdrawal.

        The Company also has a certificate of deposit which is pledged as security for a letter of credit to the Montana Department of Environmental Quality as a reclamation guarantee for the Montanore expansion evaluation program. This certificate of deposit is in the amount of $1,175,935 as of December 31, 2010 and 2009. It bears interest at the rate of 1.64% as of December 31, 2010 and had a maturity date of January 3, 2011. This certificate of deposit renews automatically each year and is included with reclamation deposits on the Consolidated Balance Sheets for the years ended December 31, 2010 and 2009. The certificate was renewed on January 3, 2011 in the amount of $1,175,934 bearing interest at the rate of 0.85% and expires on January 3, 2012.

NOTE 4—AVAILABLE-FOR-SALE SECURITIES:

        Available-for-sale securities are comprised of common stocks which have been valued using quoted market prices in active markets. The following table summarizes the Company's available-for-sale securities:

	December 31, 2010	December 31, 2009
Cost	$1,826,513	$1,826,513
Unrealized Gains	1,894,481	14,080
Unrealized Losses	—	(594,696)

Fair Market Value	$3,720,994	$1,245,897

NOTE 5—FAIR VALUE MEASUREMENTS:

        The following table summarizes the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2010 and 2009, and the fair value calculation input hierarchy level determined to apply to each asset and liability category. Quoted market prices were used to determine the fair value of available-for-sale securities. The Company's available-for-sale securities consist of common stock of companies in the mining industry. See note 6 for further discussion on the fair value measurement technique used to value the warrant derivatives. The Company has no financial assets or liabilities that are measured at fair value on a nonrecurring basis.

	Balance at December 31, 2010	Balance at December 31, 2009	Input Hierarchy Level
Assets:
Available-for-sale securities	$3,720,994	$1,245,897	Level 1
Liabilities:
Warrant derivatives	$2,076,242	$1,017,844	Level 3
Asset retirement obligation	$414,601	$394,899	Level 3

NOTE 5—FAIR VALUE MEASUREMENTS: (Continued)

        The following table presents the fair value reconciliation of Level 3 liabilities measured at fair value during the year ended December 31, 2010:

	Warrant Derivatives	Asset Retirement Obligation
Balance January 1, 2010	$1,017,844	$394,899
Accretion expense	—	19,702
Loss on derivatives	1,058,398	—

Balance December 31, 2010	$2,076,242	$414,601

NOTE 6—WARRANT DERIVATIVES

        Some of the Company's issued and outstanding common share purchase warrants which have exercise price reset features qualify for treatment as a derivative liability. These common share purchase warrants were initially issued in connection with the Company's issuance of common shares in 2004 and 2005 and were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation. The warrants do not qualify for hedge accounting, and as such, all future changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expire. The common share purchase warrants issued in 2004 expired on June 10, 2010. The Company reported losses from the change in fair value of the warrants of $1,058,398 and $541,463 in the Consolidated Statements of Operations for the years ended December 31, 2010 and 2009, respectively.

        These common share purchase warrants do not trade in an active securities market, and as such, we estimate the fair value of these warrants using the Black-Scholes option pricing model using the following assumptions:

	December 31, 2010	December 31, 2009
Weighted average risk-free interest rate	0.29%	0.39%
Weighted average volatility	75.02%	97.64%
Expected dividend yield	—	—
Weighted average expected life (in years)	0.8	0.7

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

NOTE 7—ASSET RETIREMENT OBLIGATIONS:

        The Company has an asset retirement obligation ("ARO") associated with its underground evaluation program at the Montanore Project. The ARO resulted from the reclamation and remediation requirements of the Montana Department of Environmental Quality as outlined in the Company's permit to carry out the evaluation program.

NOTE 7—ASSET RETIREMENT OBLIGATIONS: (Continued)

        Estimated reclamation costs were discounted using a credit adjusted risk-free interest rate of 4.78% from the time the Company expects to pay the retirement obligation to the time it incurred the obligation, which is estimated at 25 years. The following table summarizes activity in the Company's ARO.

	Year Ended December 31, 2010	Year Ended December 31, 2009
Balance January 1,	$394,899	$376,233
Accretion expense	19,702	18,666

Balance December 31,	$414,601	$394,899

        The Company has a certificate of deposit which is pledged as security for a Letter of Credit to the Montana Department of Environmental Quality as a reclamation guarantee for the Montanore expansion evaluation program which is discussed further in note 3.

NOTE 8—CONCENTRATION OF CREDIT RISK:

        The Company maintains its cash and cash equivalents in one financial institution. Balances are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company's total uninsured bank deposit balance totals approximately $7,363,000 as of December 31, 2010. To date, the Company has not experienced a material loss or lack of access to its invested cash or cash equivalents; however, no assurance can be provided that access to the Company's invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

NOTE 9—STOCKHOLDERS' EQUITY:

Common Shares:

        In 2004, the Company sold 1,285,000 common shares at a price of $5.00 per share. In connection with the stock sales, the Company granted warrants to purchase up to 511,000 shares of common stock at $7.25 per share through five years from the initial exercise date. The Company paid a cash finder's fee of 7% of the gross purchase price received in the offering. The finder also received 3% warrant compensation, or warrants to purchase 192,750 common shares at $7.25 per share through February 18, 2009. The exercise price was reduced three times during the term of the warrants in accordance with the anti-dilution provisions of the 2004 warrant agreement. In January of 2009, the Company extended the expiration date of the outstanding warrants to February 10, 2010. In February 2010, the Company extended the expiration date to June 10, 2010 and reduced the exercise price to $2.56 per share. No further extensions were granted and the warrants are now expired. Cumulative warrants exercised relating to this issue were 148,750.

        In October 2005 (the "2005 Transaction"), the Company sold 1,016,667 common shares at a price of $6.00 per share. In connection with the stock sales, the Company granted warrants to purchase up to 737,084 shares of common stock at $8.25 per share through five years from the date of issuance (the "2005 Warrants"). The Company paid a cash finder's fee of 7% of the gross purchase price received in the offering as well as 3.75% warrant compensation to the finder, (or warrants to purchase 228,750 shares which are included in the total 737,084 warrants granted). In accordance with the anti-dilution provisions of the 2005 warrant agreement, the exercise price of the warrants has been reduced three times and the number of common shares issuable upon exercise has increased during the term of the warrants. Most recently, in February 2010, the exercise price of these warrants was reduced to $2.56 per share, and the number of shares purchasable on exercise was increased to 2,375,369, subject to the

NOTE 9—STOCKHOLDERS' EQUITY: (Continued)

limitation set forth in footnote (1) below. In October 2010, the Company extended the expiration date to October 20, 2011. Cumulative warrants exercised relating to this issue were 168,185 and -0- at December 31, 2010 and 2009, respectively. An additional 101,435 warrants were exercised subsequent to December 31, 2010.

        On April 20, 2007 the Company completed a public offering of 6,000,000 units at a price of $5.00 per unit. Each unit is comprised of one share of common stock and one-half of one common stock purchase warrant, with each full warrant being exercisable for five years to purchase one share of common stock at a price of $5.75 per share. The warrants are listed on the Toronto Stock Exchange and are tradable in US dollars under the symbol MGT.GT.U. The underwriters were granted an over-allotment option, exercisable for a period of 30 days following the closing, to acquire up to an additional 900,000 units. On May 7, 2007, the underwriters exercised the over-allotment option for 836,600 units. The total offering was therefore 6,836,600 units. To date, no warrants related to this offering have been exercised.

        On November 2, 2007 the Company sold 2,500,000 common shares at a price of $4.00 per share in a private placement to one investor. In connection with the stock sale, the Company entered into a Right of First Refusal agreement (the "ROFR") which grants a twenty-year right of first proposal and a right to match third-party proposals, to purchase all or any portion of silver mined, produced or recovered by the Company in the State of Montana. The ROFR does not apply to trade sales and spot sales in the ordinary course of business or forward sales, in each case, for which no upfront payment is received by the Company.

        The following table summarizes exercise prices and expiration dates of outstanding common stock purchase warrants as of December 31, 2010.

As of December 31, 2010
Number of Warrants		Exercise Price	Expiration Date
2,207,183	(1)	$2.56	October 20, 2011
3,418,300		$5.75	April 20, 2012

5,625,483

(1)
Pursuant to the terms of the 2005 Warrants and the rules of the NYSE Amex Equities exchange, the Company is prohibited from issuing in connection with the 2005 Transaction a number of common shares and common shares issuable on exercise of the 2005 Warrants that exceeds 19.999% of the number of issued and outstanding common shares immediately prior to the 2005 Transaction without obtaining stockholder approval. The number of issued and outstanding shares prior to the issuance of the 2005 Warrants was 11,360,058, permitting issuance of up to an aggregate of 2,271,900 common shares in connection with the 2005 Transaction. 1,016,677 common shares were issued as part of the units sold in the 2005 Transaction. Accordingly, no more than 1,255,223 common shares may be issued on exercise of the 2005 Warrants unless the Company obtains shareholder approval for the issuance of such additional shares. At December 31, 2010, an aggregate of 168,185 of the 2005 Warrants had been exercised. Because the number of common shares currently issuable upon exercise of the 2005 Warrants exceeds the 1,255,223 issuable maximum under the 19.999% limitation, each holder of a 2005 Warrant shall only be permitted to exercise its pro rata share of such issuable maximum as calculated under the terms of the 2005 Warrants.

NOTE 9—STOCKHOLDERS' EQUITY: (Continued)

Preferred Shares:

        The Company has authorized 10,000,000 shares of no par value preferred stock. Through December 31, 2010, the Company had not issued any preferred stock.

NOTE 10—STOCK OPTIONS:

        The Company has three equity incentive plans: the 2003 Stock Option Plan (which includes both qualified and nonqualified options), the 2003 Consultant Stock Compensation Plan, and the 2007 Equity Incentive Plan. Under the 2003 Stock Option Plan and Consultant Stock Compensation Plan, the Company may grant options to purchase up to 3,000,000 shares and 700,000 shares of common stock, respectively. The shares are issued from the Company's authorized and unissued common stock upon exercise. Under both 2003 Stock Option Plans, the option exercise price may not be less than 100% of the fair market value per share on the date of grant. Stock options are exercisable within ten years from the date of the grant of the option. The vesting schedule of the options granted under both plans is at the discretion of the Board of Directors.

        Under the 2007 Equity Incentive Plan (the "2007 Plan"), which provides for the issuance of both qualified and nonqualified stock options and restricted shares to directors, employees and consultants of the Company, the Company may issue up to 3,000,000 shares of the Company's authorized but unissued common stock. Repricing of stock options is permitted under the terms of the 2007 Plan as approved by stockholders. Effective January 1, 2010, the Company terminated its policy of re-pricing stock options when the market price of the stock was $1.00 below the exercise price of the outstanding option. The Company may still consider repricing stock options in the event of significant and sustained adverse market conditions or other extraordinary events. Repriced stock options have the same vesting schedule and expiration date as the original options. There were no stock options repriced during 2010 or 2009.

        A summary of the option activity under the Plans as of December 31, 2010, and changes during the year then ended, is presented below:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2010	1,666,000	$1.39
Granted	1,293,000	$2.21
Exercised	(358,000)	$1.39
Forfeited or expired	(97,000)	$3.11

Outstanding at December 31, 2010	2,504,000	$1.74	3.47	$7,368,180

Exercisable at December 31, 2010	1,824,000	$1.69	3.02	$4,546,980

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

NOTE 10—STOCK OPTIONS: (Continued)

Treasury yield curve in effect at the time of the grant. The Company does not foresee the payment of dividends in the near term.

	Years Ended December 31,
	2010	2009
Weighted average risk-free interest rate	1.22%	1.44%
Weighted average volatility	98.96%	96.18%
Expected dividend yield	—	—
Weighted average expected life (in years)	3.5	3.6
Weighted average grant-date fair value	1.45	1.17

        During the years ended December 31, 2010 and 2009, there were 358,000, and 609,000 options exercised with a weighted average exercise price of $1.39 and $1.29, respectively. The total intrinsic value of the options exercised during the years ended December 31, 2010 and 2009 was $437,845 and $167,547, respectively.

        A summary of the status of the Company's nonvested options as of December 31, 2010 and changes during the year then ended, is presented below:

	Number of Options	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2010	90,000	$1.01
Granted	600,000	$1.14
Vested	(10,000)	$1.17

Nonvested at December 31, 2010	680,000	$1.12

        As of December 31, 2010, there was $52,043 of unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of less than one year.

        Total compensation costs recognized for stock-based employee compensation awards was $1,824,776 and $369,961 for the years ended December 31, 2010 and 2009, respectively. These costs were included in general and administrative and technical services expenses on the Statement of Operations. There were no costs recognized for stock-based compensation awards for services performed by outside parties for the years ended December 31, 2010 and 2009. Cash received from options exercised under all share-based payment arrangements for the years ended December 31, 2010 and 2009 was $64,500 and $19,350, respectively.

NOTE 11—DEFERRED INCOME TAX:

        At December 31, 2010 and 2009, the Company had net deferred tax assets that were fully reserved by valuation allowances. Following are the components of such assets and allowances:

	Years Ended December 31,
	2010	2009
Deferred tax assets:
Net operating loss carryforwards	$16,240,000	$13,550,000
Stock-based compensation	710,000	590,000
Property, plant and equipment	1,250,000	1,250,000
Asset retirement obligation	140,000	140,000
Warrant derivatives	540,000	180,000

Total deferred tax assets	18,880,000	15,710,000
Deferred tax liabilities:
Property, plant and equipment	620,000	570,000

Net deferred tax asset before valuation allowance	18,260,000	15,140,000
Less valuation allowance	(18,260,000)	(15,140,000)

Net deferred tax assets	$—	$—

        For the periods presented, the effective income tax rate differed from the expected rate because of the effects of changes in the deferred tax asset valuation allowance. Changes in the deferred tax asset valuation allowance for the years ended December 31, 2010 and 2009 relate only to corresponding changes in deferred tax assets for those periods.

        At December 31, 2010, the Company had federal tax-basis net operating loss carryforwards totaling approximately $47,770,000 which will expire in various amounts from 2011 through 2030. The Company is subject to examination of its income tax filings in the United States and various state jurisdictions for the 2007 through 2010 tax years. Within each of these jurisdictions the Company has examined its material tax positions and determined that they would more likely than not be sustained.

NOTE 12—COMMITMENTS:

Operating Leases:

        The Company leases office space and equipment. The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2010.

Year ending December 31:
2011	$48,000
2012	47,000
2013	47,000
2014	48,500
2015	50,000
Thereafter	8,500

Total minimum payments required	$249,000

NOTE 12—COMMITMENTS: (Continued)

Employment Agreements:

        The Company has employment agreements with certain executives. The agreements include a provision for severance pay equal to a multiple of each executive's salary. To receive severance, termination must be without cause and cannot be a result of death or disability. Additionally, severance must be paid if the executive resigns for good reason within one year following a change in control of the Company. As of March 31, 2011, the potential aggregate liability for severance pay under the agreements is $2,000,000.

Royalties on Patented Mining Claims:

        Two of the Company's patented mining claims, which cover the Montanore deposit, are burdened by a production payment obligation of $0.20 per ton of ore extracted and milled therefrom. The calculation and timing of the production payment are specifically defined by a Purchase and Sale Agreement.

NOTE 13—SUBSEQUENT EVENTS:

        On March 8, 2011, the Company completed a public offering of 4,800,000 shares of common stock at a price of $3.15 per share, resulting in gross proceeds of $15,120,000 ($14,364,000 net proceeds after deducting underwriting commissions but before deducting offering expenses and the underwriter's corporate finance fee). The underwriters were granted an over-allotment option to purchase an additional 720,000 shares exercisable for a period of 30 days following the closing.

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

        Management has assessed the effectiveness of its internal control over financial reporting as of December 31, 2010. In making its assessment of the effectiveness of internal control over financial reporting, management used the criteria described in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        Based on its assessment using those criteria, management concluded that Mines Management maintained effective internal control over financial reporting as of December 31, 2010.

  Changes in Internal Control over Financial Reporting

        There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 that occurred during the year ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION.

        None.

 PART III

        In accordance with General Instruction G(3), the information required by Part III is hereby incorporated by reference from our proxy statement for our 2011 annual shareholders' meeting to be filed pursuant to Regulation 14A (the "2011 Proxy Statement") not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

        Information relating to this item will be included in the 2011 Proxy Statement and is incorporated by reference in this Annual Report on Form 10-K.

ITEM 11.    EXECUTIVE COMPENSATION.

        Information relating to this item will be included in the 2011 Proxy Statement and is incorporated by reference in this Annual Report on Form 10-K.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        Information relating to this item will be included in the 2011 Proxy Statement and is incorporated by reference in this Annual Report on Form 10-K.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

        Information relating to this item will be included in the 2011 Proxy Statement and is incorporated by reference in this Annual Report on Form 10-K.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

        Information relating to this item will be included in the 2011 Proxy Statement and is incorporated by reference in this Annual Report on Form 10-K.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)
Documents filed as part of this report on Form 10-K or incorporated by reference:

(1)
Our consolidated financial statements beginning on page 33 of this report.

(2)
Financial Statement Schedules (omitted because they are either not required, are not applicable, or the required information is disclosed in the notes to the financial statements or related notes).

(3)
The following exhibits are filed with this Annual Report on Form 10-K or incorporated by reference.

EXHIBITS

Exhibit Number	Description of Exhibits
1.1	Underwriting Agreement dated March 3, 2011 between Mines Management, Inc. and Roth Capital Partners, LLC.(17)
3.1	Articles of Incorporation of Mines Management, Inc., as amended.(1)(2)
3.2	Articles of Amendment to the Articles of Incorporation of Mines Management, Inc.(3)
3.3	Bylaws of Mines Management, Inc.(4)
3.4	First Amendment to Bylaws of Mines Management, Inc.(5)
4.1	Specimen of Certificate of Common Stock, par value $0.001(6)
4.2	Securities Purchase Agreement dated October 21, 2005(7)
4.3	Form of Warrant issued pursuant to the Securities Purchase Agreement.(7)
4.4	Registration Rights Agreement dated October 21, 2005(7)
4.5	Warrant Agreement dated April 16, 2007 between Mines Management, Inc. and Computershare Shareholder Services, Inc. and Computershare Trust Company, N.A.(8)
4.6	Subscription Agreement dated November 2, 2007 between Mines Management, Inc. and Silver Wheaton Corp.(9)
4.7	Registration Rights Agreement dated November 2, 2007 between Mines Management, Inc. and Silver Wheaton Corp.(9)
4.8	Amendment No. 1 to Registration Rights Agreement dated March 12, 2008 between Mines Management, Inc. and Silver Wheaton Corp.(10)
10.1	Right of First Refusal Agreement dated November 2, 2007 between Mines Management, Inc. and Silver Wheaton Corp.(9)
10.2	Employment Agreement dated August 7, 2007 between Mines Management, Inc. and Douglas Dobbs.(11)
10.3	Employment Agreement dated August 7, 2007 between Mines Management, Inc. and Glenn M. Dobbs.(11)
10.4	Employment Agreement dated August 7, 2007 between Mines Management, Inc. and James H. Moore.(11)
10.5	Mines Management, Inc., 2003 Stock Option Plan, as amended.(12)(13)
10.6	Mines Management, Inc., 2003 Consultant Stock Compensation Plan, as amended.(12)(13)
10.7	Mines Management, Inc. 2007 Equity Incentive Plan.(14)
10.8	Rights Agreement, dated June 18, 2009, between Mines Management, Inc. and Computershare Trust Company, N.A.(15)
14	Code of Ethics.(16)
21	Subsidiaries of the Registrant.*
23.1	Consent of Tanner LLC.*
23.2	Consent of Mine Development Associates, Inc.*

Exhibit Number	Description of Exhibits
23.3	Consent of Mine and Quarry Engineering Services, Inc.*
31.1	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14(a) and Rule 15d-14(a)(Section 302 of the Sarbanes-Oxley Act of 2002).*
31.2	Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14(a) and Rule 15d-14(a)(Section 302 of the Sarbanes-Oxley Act of 2002).*
32.1	Certificate of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).*
32.2	Certificate of Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).*

*
Filed herewith.

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

(15)
Incorporated by reference to Form 8-K filed June 19, 2009.

(16)
Incorporated by reference to Form 8-K filed December 8, 2008.

(17)
Incorporated by reference to Form 8-K filed March 3, 2011.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed March 31, 2011 on its behalf by the undersigned, thereunto duly authorized.

MINES MANAGEMENT, INC. Registrant
By:	/s/ GLENN M. DOBBS
By: Glenn M. Dobbs President and Chief Executive Officer

        Pursuant to the requirements of the Securities Act of 1934, this Report has been signed by the following persons on behalf of the Registrant, in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GLENN M. DOBBS Glenn M. Dobbs	President, Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2011
/s/ ROY G. FRANKLIN Roy G. Franklin	Director	March 31, 2011
/s/ ROBERT L. RUSSELL Robert L. Russell	Director	March 31, 2011
/s/ JERRY POGUE Jerry Pogue	Director	March 31, 2011
/s/ RUSSELL C. BABCOCK Russell C. Babcock	Director	March 31, 2011
/s/ JAMES H. MOORE James H. Moore	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 31, 2011

EXHIBIT INDEX

Exhibit Number	Description of Exhibits
1.1	Underwriting Agreement dated March 3, 2011 between Mines Management, Inc. and Roth Capital Partners, LLC.(17)
3.1	Articles of Incorporation of Mines Management, Inc., as amended.(1)(2)
3.2	Articles of Amendment to the Articles of Incorporation of Mines Management, Inc.(3)
3.3	Bylaws of Mines Management, Inc.(4)
3.4	First Amendment to Bylaws of Mines Management, Inc.(5)
4.1	Specimen of Certificate of Common Stock, par value $0.001(6)
4.2	Securities Purchase Agreement dated October 21, 2005(7)
4.3	Form of Warrant issued pursuant to the Securities Purchase Agreement.(7)
4.4	Registration Rights Agreement dated October 21, 2005(7)
4.5	Warrant Agreement dated April 16, 2007 between Mines Management, Inc. and Computershare Shareholder Services, Inc. and Computershare Trust Company, N.A.(8)
4.6	Subscription Agreement dated November 2, 2007 between Mines Management, Inc. and Silver Wheaton Corp.(9)
4.7	Registration Rights Agreement dated November 2, 2007 between Mines Management, Inc. and Silver Wheaton Corp.(9)
4.8	Amendment No. 1 to Registration Rights Agreement dated March 12, 2008 between Mines Management, Inc. and Silver Wheaton Corp.(10)
10.1	Right of First Refusal Agreement dated November 2, 2007 between Mines Management, Inc. and Silver Wheaton Corp.(9)
10.2	Employment Agreement dated August 7, 2007 between Mines Management, Inc. and Douglas Dobbs.(11)
10.3	Employment Agreement dated August 7, 2007 between Mines Management, Inc. and Glenn M. Dobbs.(11)
10.4	Employment Agreement dated August 7, 2007 between Mines Management, Inc. and James H. Moore.(11)
10.5	Mines Management, Inc., 2003 Stock Option Plan, as amended.(12)(13)
10.6	Mines Management, Inc., 2003 Consultant Stock Compensation Plan, as amended.(12)(13)
10.7	Mines Management, Inc. 2007 Equity Incentive Plan.(14)
10.8	Rights Agreement, dated June 18, 2009, between Mines Management, Inc. and Computershare Trust Company, N.A.(15)
14	Code of Ethics.(16)
21	Subsidiaries of the Registrant.*
23.1	Consent of Tanner LLC.*
23.2	Consent of Mine Development Associates, Inc.*
23.3	Consent of Mine and Quarry Engineering Services, Inc.*

Exhibit Number	Description of Exhibits
31.1	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14(a) and Rule 15d-14(a)(Section 302 of the Sarbanes-Oxley Act of 2002).*
31.2	Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14(a) and Rule 15d-14(a)(Section 302 of the Sarbanes-Oxley Act of 2002).*
32.1	Certificate of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).*
32.2	Certificate of Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).*

*
Filed herewith.

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

(17)
Incorporated by reference to Form 8-K filed March 3, 2011.