Form 10-Q
period 2011-03-31
MINES MANAGEMENT INC
filed 2011-05-16
CIK 66649

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

At May 16, 2011, 28,585,301 common shares, par value $0.001 per share, were issued and outstanding.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

Information contained in or incorporated by reference into this Quarterly Report on Form 10-Q may contain forward looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995.  The use of any of the words “development”, “anticipate”, “continues”, “estimate”, “expect”, “may”, “project”, “should”, “believe”, or similar expressions are intended to identify such statements.  Forward looking statements included in this report relate to, among other things, comments regarding further exploration and evaluation of the Montanore Project, including drilling activities, feasibility determinations, including those in the Preliminary Economic Assessment, engineering and environmental studies, environmental, reclamation and permitting requirements and the process and timing and the costs associated with the foregoing; the process and timing associated with the permitting process, including the issuance of biological opinions, a supplemental and final environmental impact statement and a record of decision and completion of wetland mitigation plans; estimates of mineralized material; financing needs, including the financing required to fund the final phases of the advanced exploration and delineation drilling program and a bankable feasibility study; use of the proceeds from the financing completed on April 4, 2011; sources of financing; the sufficiency of working capital to complete the rehabilitation of the Libby adit and commence delineation drilling; planned expenditures and cash requirements for 2011; efforts to reduce costs, including reducing manpower; results of the hydrological model and the effects thereof; the search for potential exploration and development opportunities in the mining industry; the possibility of challenges by environmental groups or others to our permitting efforts or planned exploration, development or mining activities; potential completion of a bankable feasibility study and the costs associated therewith; and markets for silver and copper.  We believe the expectations reflected in those forward looking statements are reasonable.  However, we cannot assure that the expectations will prove to be correct.  Certain cautionary statements are also included elsewhere in this report, including, without limitation, in conjunction with the forward-looking statements.  All forward-looking statements speak only as of the date made.  All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements.  Except as required by law, we undertake no obligation to update any forward-looking statement.  Factors that could cause actual results to differ materially from our expectations include, among others, those factors referenced in the “Risk Factors” section of this report and our Annual Report on Form 10-K for the year ended December 31, 2010 and such things as:

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

QUARTER ENDED MARCH 31, 2011

PART I — FINANCIAL INFORMATION

ITEM 1.                  FINANCIAL STATEMENTS (UNAUDITED)

i

Mines Management, Inc. and Subsidiaries

(An Exploration Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2011	December 31, 2010
Assets
CURRENT ASSETS:
Cash and cash equivalents	$21,233,255	$4,866,840
Interest receivable	25,925	33,038
Prepaid expenses and deposits	111,860	175,281
Certificates of deposit	1,519,797	1,519,797
Total current assets	22,890,837	6,594,956

PROPERTY AND EQUIPMENT:
Buildings and leasehold improvements	836,454	836,454
Equipment	6,450,089	6,450,089
Office equipment	330,356	330,356
	7,616,899	7,616,899
Less accumulated depreciation	3,684,580	3,430,497
	3,932,319	4,186,402
OTHER ASSETS:
Available-for-sale securities	52,489	3,720,994
Reclamation deposits	1,236,846	1,236,846
	1,289,335	4,957,840
	$28,112,491	$15,739,198
Liabilities and Stockholders’ Equity
CURRENT LIABILITIES:
Accounts payable	$528,452	$602,930
Payroll and payroll taxes payable	63,363	20,423
Warrant derivatives	749,058	2,076,242
Total current liabilities	1,340,873	2,699,595

LONG-TERM LIABILITIES:
Asset retirement obligation	419,582	414,601
Total liabilities	1,760,455	3,114,196

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred shares — no par value, 10,000,000 shares authorized; -0- shares issued and outstanding	—	—
Common shares — $0.001 par value, 100,000,000 shares authorized; 28,265,301 and 23,342,097 shares issued and outstanding, respectively	28,265	23,342
Additional paid-in capital	83,516,940	69,228,130
Accumulated deficit	(1,117,306)	(1,117,306)
Deficit accumulated during the exploration stage	(56,117,187)	(57,403,645)
Accumulated other comprehensive income	41,324	1,894,481
Total stockholders’ equity	26,352,036	12,625,002
	$28,112,491	$15,739,198

See accompanying notes to condensed consolidated financial statements.

Mines Management, Inc. and Subsidiaries

(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,		From Inception of Exploration Stage August 12, 2002 Through March 31,
	2011	2010	2011
REVENUE:
Royalties	$3,298	$5,277	$103,729
OPERATING EXPENSES:
General and administrative	798,141	1,625,657	25,717,702
Technical services and exploration	699,977	1,031,963	24,845,198
Depreciation	254,083	239,822	3,698,363
Legal, accounting, and consulting	230,935	263,256	3,932,851
Fees, filing, and licenses	89,456	50,638	2,359,237
Impairment of mineral properties	—	—	504,492
Total operating expenses	2,072,592	3,211,336	61,057,843
LOSS FROM OPERATIONS	(2,069,294)	(3,206,059)	(60,954,114)
OTHER INCOME (LOSS):
Gain (loss) from warrant derivatives	1,327,184	(285,344)	(272,677)
Gain on sale of available-for-sale securities	2,005,904	—	2,005,904
Interest income, net	22,664	64,913	3,103,700
	3,355,752	(220,431)	4,836,927
NET INCOME (LOSS)	$1,286,458	$(3,426,490)	$(56,117,187)
NET INCOME (LOSS) PER SHARE (basic and diluted)	$0.05	$(0.15)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (basic)	24,652,738	23,062,502
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (diluted)	26,002,555	23,062,502

See accompanying notes to condensed consolidated financial statements.

Mines Management, Inc. and Subsidiaries

(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,		From Inception of Exploration Stage August 12, 2002 Through March 31,
	2011	2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,286,458	$(3,426,490)	$(56,117,187)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation	56,459	1,187,914	8,991,955
Stock received for services	—	—	(11,165)
Depreciation	254,083	239,822	3,698,363
Initial measurement of asset retirement obligation	—	—	344,187
Accretion of asset retirement obligation	4,981	4,849	75,395
Gain on sale of available-for-sale securities	(2,005,904)	—	(2,005,904)
Loss (gain) from warrant derivatives	(1,327,184)	285,344	272,677
Impairment of mineral properties	—	—	504,492
Changes in assets and liabilities:
Interest receivable	7,113	(21,158)	(25,925)
Prepaid expenses and deposits	63,421	62,723	(172,271)
Accounts payable	(74,478)	(25,114)	528,288
Payroll and payroll taxes payable	42,940	19,836	60,183
Net cash used in operating activities	(1,692,111)	(1,672,274)	(43,856,912)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(6,764)	(7,664,268)
Proceeds from disposition of property and equipment	—	—	35,423
Purchase of certificates of deposit	—	—	(2,695,731)
Net sales (purchases) of available-for-sale securities	3,821,252	—	2,005,904
Increase in mineral properties	—	—	(144,312)
Net cash provided by (used in) investing activities	3,821,252	(6,764)	(8,462,984)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of common shares	14,237,274	64,500	73,505,816
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	16,366,415	(1,614,538)	21,185,920
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,866,840	6,090,169	47,335
CASH AND CASH EQUIVALENTS, END OF PERIOD	$21,233,255	$4,475,631	$21,233,255
SUPPLEMENTAL INFORMATION:
Interest paid	$—	$—	$65,768

See accompanying notes to condensed consolidated financial statements.

NOTE 1  — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Organization:

Mines Management, Inc. (the Company) is an Idaho corporation incorporated in 1947.  The Company acquires, explores, and develops mineral properties in North America.

Summary of Significant Accounting Policies:

These unaudited interim financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q.  Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included.

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company’s condensed consolidated financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions, which could have a material effect on the reported amounts of the Company’s consolidated financial position and results of operations. Operating results for the three month period ended March 31, 2011, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2011.

For further information, refer to the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

(e)                                  Net income (loss) per share

Basic earnings or loss per share is computed on the basis of the weighted average number of shares outstanding during the periods.   Diluted earnings or loss per share is calculated on the basis of the weighted average number of shares outstanding during the period plus the effect of potential dilutive shares during the period.  Potential dilutive shares include outstanding stock options and warrants.  For periods in which a net loss is reported, potential dilutive shares are excluded because they are antidilutive.  See Note 10 for additional information.

(f)                                    Subsequent events

The Company evaluated events and transactions subsequent to the balance sheet date of March 31, 2011 for potential recognition or disclosure in the condensed consolidated financial statements.  Other than the over-allotment option exercised to purchase 320,000 additional shares of common stock disclosed in Note 8, there were no subsequent events that require recognition or disclosure in these financial statements.

NOTE 2  — CERTIFICATES OF DEPOSIT:

The Company owns two certificates of deposit for a total of $1,519,797.  These investments mature in August 2011 and bear interest at the rate of 2.57%.

The Company also has a certificate of deposit pledged as security for a Letter of Credit to the Montana Department of Environmental Quality as a reclamation guarantee for the Montanore expansion evaluation program.  This certificate matures on January 3, 2012, bears interest at the rate of 0.85% and automatically renews annually.  This certificate of deposit ($1,175,935 at March 31, 2011 and 2010, respectively) is included with reclamation deposits on the Condensed Consolidated Balance Sheets.

NOTE 3  — AVAILABLE-FOR-SALE SECURITIES:

Available-for-sale securities are comprised of common stocks which have been valued using quoted market prices in active markets.  The following table summarizes the Company’s available-for-sale securities:

	March 31, 2011	December 31, 2010
Cost	$11,165	$1,826,513
Unrealized Gains	41,324	1,894,481
Fair Market Value	$52,489	$3,720,994

The Company sold one investment in marketable equity securities during March 2011.  Proceeds from the sale were $3,821,252 and the realized gain from the sale was $2,005,904.  No securities were sold during 2010.

NOTE 4 — FAIR VALUE MEASUREMENTS:

The following table summarizes the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2011, and the fair value calculation input hierarchy level determined to apply to each asset and liability category. Quoted market prices were used to determine the fair value of available-for-sale securities. See note 5 for further discussion on the fair value measurement technique used to value the warrant derivatives. The Company has no financial assets or liabilities that are measured at fair value on a nonrecurring basis.

	Balance at March 31, 2011	Balance at December 31, 2010	Input Hierarchy Level
Assets:
Available-for-sale securities	$52,489	$3,720,994	Level 1
Liabilities:
Warrant derivatives	$749,058	$2,076,242	Level 3
Asset retirement obligation	$419,582	$414,601	Level 3

The following table presents the fair value reconciliation of Level 3 liabilities measured at fair value during the three months ended March 31, 2011:

	Warrant Derivatives	Asset Retirement Obligation
Balance January 1, 2011	$2,076,242	$414,601
Accretion expense	—	4,981
Gain on warrant derivatives	(1,327,184)	—
Balance March 31, 2011	$749,058	$419,582

NOTE 5 — WARRANT DERIVATIVES:

Some of the Company’s issued and outstanding common share purchase warrants which have exercise price reset features qualify for treatment as a derivative liability.  These common share purchase warrants were initially issued in connection with the Company’s issuance of common shares in 2005 and were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation.  The warrants do not qualify for hedge accounting, and as such, all future changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expire.  The original expiration date of the warrants was in October 2010, but the Company extended the expiration date to October 20, 2011.  The Company reported a gain (loss) from the change in fair value of these warrants of $1,327,184 and $(285,344) in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2011 and 2010, respectively.

These common share purchase warrants do not trade in an active securities market, and as such, we estimate the fair value of these warrants using the Black-Scholes option pricing model using the following assumptions:

	March 31, 2011	March 31, 2010
Weighted average risk-free interest rate	0.17%	0.22%
Weighted average volatility	73.38%	98.62%
Expected dividend yield	—	—
Weighted average expected life (in years)	0.6	0.5

Expected volatility is based primarily on historical volatility.  Historical volatility was computed using weekly pricing observations for recent periods.  The Company believes this method produces an estimate that is representative of its expectations of future volatility over the expected term of these warrants.  The Company currently has no reason to believe future volatility over the expected remaining life of these warrants is likely to differ materially from historical volatility.  The expected life is based on the remaining term of the warrants.  The risk-free interest rate is based on six-month U.S. Treasury securities.

NOTE 6 — COMPREHENSIVE LOSS:

For the three months ended March 31, 2011 and 2010, comprehensive loss was $566,699 and $3,107,352, respectively.  The difference between net income (loss) and comprehensive loss was due to changes in unrealized gains (losses) on the Company’s marketable securities.

NOTE 7 — CONCENTRATION OF CREDIT RISK:

The Company maintains its cash and cash equivalents in one financial institution.  Balances are insured by the Federal Deposit Insurance Corporation up to $250,000.  The Company’s total uninsured bank deposit balance totaled approximately $19,950,000 as of March 31, 2011.  To date, the Company has not experienced a material loss or lack of access to its invested cash or cash equivalents; however, no assurance can be provided that access to the Company’s invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

NOTE 8 — STOCKHOLDERS’ EQUITY:

Common Shares:

On March 8, 2011, the Company completed a public offering of 4,800,000 shares of common stock at a price of $3.15 per share, resulting in gross proceeds of $15,120,000 ($14,212,800 in net proceeds after deducting underwriting commissions and a corporate finance fee but before deducting offering expenses).  The underwriters were granted an over-allotment option to purchase an additional 720,000 shares exercisable for a period of 30 days following the closing.  On April 4, 2011, the underwriters exercised the over-allotment option for 320,000 shares of common stock at a price of $3.15 per share.  The gross proceeds resulting from the over-allotment were $1,008,000 ($947,520 in net proceeds after deducting underwriting commissions and a corporate finance fee but before deducting offering expenses).  Therefore, the total offering was 5,120,000 shares of common stock, resulting in aggregate net proceeds of $15,160,320 before deducting offering expenses.

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

In October 2005, the Company sold 1,016,667 common shares at a price of $6.00 per share (the “2005 Transaction”).  In connection with the stock sales, the Company granted warrants to purchase up to 737,084 shares of common stock at $8.25 per share through October 20, 2010 (the “2005 Warrants”). In accordance with the anti-dilution provisions of the 2005 warrant agreement, the exercise price of the warrants has been reduced three times and the number of common shares issuable upon exercise has increased during the term of the warrants. Most recently, in February 2010, the exercise price of these warrants was reduced to $2.56 per share, and the number of shares purchasable on exercise was increased to 2,375,368, subject to the limitation set forth in footnote (1) below. In October 2010, the Company extended the expiration date of the warrants to October 20, 2011.  Cumulative warrants exercised relating to this issue were 269,620 and 168,185 as of March 31, 2011 and December 31, 2010, respectively.  During the three months ended March 31, 2011 and 2010, 101,435 and -0- warrants were exercised for gross proceeds of $144,474 and $-0-, respectively.

The following table summarizes exercise prices and expiration dates of the Company’s outstanding common share purchase warrants as of March 31, 2011.

Number of Warrants		Exercise Price	Expiration Date
2,105,748	(1)	$2.56	October 20, 2011
3,418,300		$5.75	April 20, 2012
5,524,048

(1)          Pursuant to the terms of the 2005 Warrants and the rules of the NYSE Amex Equities exchange, the Company is prohibited from issuing in connection with the 2005 Transaction a number of common shares and common shares issuable on exercise of the 2005 Warrants that exceeds 19.999% of the number of issued and outstanding common shares immediately prior to the 2005 Transaction without obtaining stockholder approval.  The number of issued and outstanding shares prior to the issuance of the 2005 Warrants was 11,360,058, permitting issuance of up to an aggregate of 2,271,900 common shares in connection with the 2005 Transaction.  1,016,677 common shares were issued as part of the units sold in the 2005 Transaction.  Accordingly, no more than 1,255,223 common shares may be issued on exercise of the 2005 Warrants unless the Company obtains shareholder approval for the issuance of such additional shares.  Because the number of common shares currently issuable upon exercise of the 2005 Warrants exceeds the 1,255,223 issuable maximum under the 19.999% limitation, each holder of a 2005 Warrant shall only be permitted to exercise its pro rata share of such issuable maximum as calculated under the terms of the 2005 Warrants.  The Company has presented to stockholders a proposal to be voted on at the annual meeting of stockholders to be held on June 16, 2011 that all 2,105,748 shares issuable upon exercise of the 2005 Warrants be permitted to be issued.

Preferred Shares:

The Company has authorized 10,000,000 preferred shares, no par value.  Through March 31, 2011, the Company had not issued any preferred shares.

NOTE 9 — STOCK OPTIONS:

There has been no change to the Company’s Stock Option Plans during 2011, other than the items summarized below.  For a description of the Company’s Stock Option Plans, refer to the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

A summary of the option activity under the Company’s Stock Option Plans as of March 31, 2011, and changes during the period then ended, is presented below:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2011	2,504,000	$1.74
Issued	50,000	$2.41
Exercised	(108,000)	$2.21
Outstanding at March 31, 2011	2,446,000	$1.73	3.23	$2,783,320
Exercisable at March 31, 2011	2,316,000	$1.68	3.23	$2,791,520

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

	Three Months Ended March 31,
	2011	2010
Weighted average risk-free interest rate	1.05%	1.39%
Weighted average volatility	73.80%	98.44%
Expected dividend yield	—	—
Weighted average expected life (in years)	3.5	3.6
Weighted average grant-date fair value	$1.25	$1.71

During the three months ended March 31, 2011 and 2010, there were 108,000 and 220,000 stock options exercised with a weighted average exercise price of $2.21 and $1.23, respectively.  The total intrinsic value of options exercised during the three months ended March 31, 2011 and 2010 was $89,857 and $284,356, respectively.

A summary of the status of the Company’s nonvested options as of March 31, 2011, and changes during the period then ended, is presented below:

	Number of Options	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2011	680,000	$1.12
Granted	50,000	$1.25
Vested	(600,000)	$1.14
Nonvested at March 31, 2011	130,000	$1.09

As of March 31, 2011, there was $58,084 of unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans.  That cost is expected to be recognized over a weighted-average period of less than one year.

Total compensation costs recognized for stock-based employee compensation awards was $56,459 and $1,187,914 for the three months ended March 31, 2011 and 2010, respectively.  These costs were included in general and administrative expenses and technical services on the Condensed Consolidated Statements of Operations.  Cash received from options exercised under all share-based payment arrangements during the three months ended March 31, 2011 and 2010 was $-0- and $64,500, respectively.

NOTE 10 — NET INCOME (LOSS) PER SHARE:

The following table reconciles weighted average shares of common stock used in the computations of basic and diluted earnings per share for three month periods ended March 31, 2011 and 2010:

	For the Three Months Ended March 31,
	2011	2010
Net income (loss)	$1,286,458	$(3,426,490)

Weighted average number of common shares	24,652,738	23,062,502
Dilutive securities:
Options	1,140,566	—
Warrants	209,251	—
Weighted average number of diluted shares	26,002,555	23,062,502
Net income (loss) per share:
Basic	$0.05	$(0.15)
Diluted	$0.05	$(0.15)

ITEM 2.                                                   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2010, as well as with the financial statements and related notes and the other information appearing elsewhere in this report.  As used in this report, unless the context otherwise indicates, references to “we,” “our,” the “Company” and “us” refer to Mines Management, Inc. and its subsidiaries collectively.

We are an exploration stage company with a large silver-copper project, the Montanore Project, located in northwestern Montana.  The Montanore Silver-Copper Project continues to be the Company’s sole focus.  In 2011, the Company intends to continue to focus on planning for its advanced exploration and delineation drilling program at the Montanore Project, including pursuing federal and state agency permitting approvals.

Overview First Quarter 2011

Recent Events

•                  On April 4, 2011, the Company completed an underwritten public offering of 5,120,000 shares of common stock that yielded net proceeds of approximately $15.2 million before deducting offering expenses.  The Company intends to use the net proceeds for advancement of the permitting process for its Montanore Project, the commencement of the Company’s planned delineation drilling program which will include advancement of the adit, establishment of drilling stations and commencement of exploratory drilling, and for general corporate purposes, including possible acquisition and exploration of new mining properties.

First Quarter Highlights

•                  Mine and Quarry Engineering Services, Inc. of San Mateo, California (“MQES”) finalized the Technical Report entitled “Technical Report: Preliminary Economic Assessment, Montanore Project, Montana, USA prepared for Mines Management, Inc.” dated February 3, 2011 (“PEA”), which was filed with Canadian securities regulators in accordance with Canadian National Instrument 43- 101—Standards of Disclosure for Mineral Projects (“NI 43-101”).

•                  The U.S. Forest Service (“USFS”) and the Montana Department of Environmental Quality (“MDEQ”) continued their environmental review, and are in the process of formulating responses to comments received from the public and from the Environmental Protection Agency (“EPA”) on the Draft Environmental Impact Study (“EIS”) for the Montanore Project.

•                  The Company continued meetings with federal and state agencies, Montana legislators, and local Lincoln County Commissioners, Libby City officials, business leaders and community members.

•                  The Company continued its program to reduce expenditures and conserve cash pending the completion of permitting.

•                  The Company sold one investment in marketable equity securities during March 2011 resulting in proceeds of $3.8 million and a realized gain of $2.0 million.

•                  Cash and investment position were significantly strengthened to $22.8 million at March 31, 2011.

•                  The Company’s exploration and corporate development team continued to examine and evaluate additional opportunities in North America and Latin America.

The net increase in cash and cash equivalents for the quarter ended March 31, 2011 was approximately $16.4 million.   Management has reviewed the near term spending forecast and continued a plan to diligently conserve cash where prudent. Given our current cash position of approximately $22.8 million on March 31, 2011, we have sufficient funds to complete the permitting process and initiate the adit rehabilitation and drill station development.  Additional financing will be required to complete the evaluation drilling program and a bankable feasibility study.

Current Activities

During the first quarter of 2011, MQES finalized the PEA which was prepared to provide guidance on the potential viability of the Montanore Project and the basis for the continuation of exploration activities.  The PEA did not update the mineral resource analysis of the Montanore deposit completed in October 2005 by Mine Development Associates (“MDA Report”).  Mineralized material, as set forth in the MDA Report, is 81.5 million short tons of material grading 2.04 oz/short ton silver and 0.75% copper with a cutoff grade of 1.0 oz /short ton silver.  The PEA assumed pricing of the estimated Montanore resources based on a three year trailing average at August 16, 2010 (i.e. $3.10 per lb. for copper and $15.00 per ounce for silver) and developed cost estimates for development of the Montanore Project.  Company personnel participated in preparation of the report by providing current pricing for equipment and revised mining concepts and plans for the study.

Initial capital costs for the project were estimated to be $552.3 million (with ± 35% accuracy). The PEA concludes that the Montanore Project “demonstrates favorable economic potential” which justifies “commencement of a resource evaluation program and subsequent pre-feasibility study.”

Other projects at the Montanore Project include the continued support of the permitting efforts through data gathering for the hydrological modeling, tailings permitting support, and other permitting related work currently underway. Hydrological work involves the monitoring of several sites in and around the project site.  Included in the sites are surface stream flow, monitoring wells, and underground water flow measurements.

Community support activities included work with groups affiliated with or located in the city of Libby, Montana, including the Job Service Employer’s Committee, the Chamber of Commerce and others.

Permitting and Environmental

The Company continues its efforts to obtain the requisite approvals, permits and opinions from the USFS, the MDEQ, the Army Corps of Engineers and the U.S. Fish and Wildlife Service that would allow the Company to initiate its underground exploration drilling program and ultimately decide whether to advance the Montanore Project to the development stage.  The EIS was completed in 2009 and the agencies determined that a Supplemental Draft Environmental Impact Statement (“SDEIS”) would be necessary to address specific project environmental issues.  The agencies are working diligently to complete the SDEIS and the Company anticipates that the SDEIS could be issued by the agencies in the first half of 2011, which would be followed by a public comment period.  During the first quarter, the Company completed a conceptual wetland mitigation plan that is necessary to support the Section 404 application and will likely be coordinated with the public notice of the SDEIS.

The USFS and MDEQ have been working closely with the Army Corps of Engineers and the U.S. EPA to address specific technical issues that will be included in the SDEIS.  The agencies have significantly advanced the technical development of waste rock characterization, historical and predicted water quality analyses, and wetland delineation evaluations.  The agencies continue to work with the Company on project hydrology, wetlands mitigation, and air quality model results to demonstrate compliance with new air quality guidance issues.  It is expected that these topics will all be completed in time to facilitate the issuance of the SDEIS in the first half of 2011.

As part of our permitting process, the USFS must undertake certain biological assessments and submit draft reports of these assessments to the U.S. Fish and Wildlife Service (“FWS”) for consideration in connection with the FWS’s biological opinions addressing the impact of the project on threatened and endangered species, including grizzly bear and bull trout. The issuance of the biological opinions by the FWS is required prior to the completion of a record of decision, discussed below. Mitigation plans for both grizzly bears and bull trout have been developed and will be finalized as part of the FWS’s final biological opinion which could be completed and delivered by the end of 2011.

As part of the development of a final EIS and the determination of the agencies’ preferred alternatives, the U.S. Army Corps of Engineers (“Corps”) must complete an analysis of potential project discharges of dredged or fill material into waters of the United States, including wetlands. Such discharges are regulated by Section 404 of the Clean Water Act which requires a permit before dredged or fill material may be discharged. During 2010, the Company worked with the Corps and the USFS to identify acceptable wetland mitigation sites for the project.  Towards the latter part of 2010, the Company identified several sites that are anticipated to be sufficient to adequately provide compensatory mitigation for the loss of wetlands due to project activities.  The USFS and MDEQ have selected preferred alternatives for the plant site, mine portals, and tailings facility.  The Corps is expected to issue its determination that our proposed tailings site is the Least Environmentally Damaging Practicable Alternative, which is the first step in this 404 permit approval process, in the first half of 2011. The Corps is expected to issue a public notice of the proposed 404 permit at the same time the SDEIS is issued by the USFS. The subsequent public comment period for this 404 permit is anticipated to run concurrently with the SDEIS public comment period.

Issuance of a record of decision (“ROD”) by the USFS approving our proposed Mine Plan of Operations is the final step of the federal approval process and can occur only after the final FWS biological opinion, the 404 dredge and fill discharge permit and the final EIS have been issued. Following the ROD, the other agencies would be expected to issue their permits relating to mine development activities, including amendments to the hard rock mining permit and the MPDES permit, over a 6 month period. Once the USFS issues a ROD, we would be authorized to commence our planned advanced exploration and delineation drilling program. No further authorization would be required by the State of Montana for the exploration program, which received State approvals in 2006.

It is estimated that a ROD could occur late in 2011 or early 2012 allowing exploration and mine development work to commence; however, this timing is dependent on, among other things, the number of comments received from the SDEIS review process.

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

Quarter Ended March 31, 2011

The Company reported net income for the quarter ended March 31, 2011 of $1.3 million, or $0.05 per share, compared to a net loss of $3.4 million, or $(0.15) per share, for the quarter ended March 31, 2010.  The $4.7 million increase over the first quarter of 2010 is attributable to the following items: (1) General and administrative expenses decreased by $0.8 million from the first quarter of 2010, principally due to the issuance of stock options in January 2010 of $0.9 million offset by an increase in investor relations, travel, and consulting expenses in 2011 of $0.1 million; (2) Technical service expenses were $0.3 million less in 2011 due to stock options issued in 2010 of $0.2 million and a reduction of environmental fees and expenses in 2011 of $0.1 million; and (3) Other income increased by $3.6 million in 2011 compared to 2010 because of a $1.6 million gain recognized from the increase in the fair market value of warrant derivatives and a $2.0 million gain on the sale of available-for-sale securities in 2011.

Liquidity

During the quarter ended March 31, 2011, the net cash used for operating activities was approximately $1.7 million, which is consistent with the prior year.  We have continued to limit activity levels, including capital expenditures, until the timing of the ROD becomes clearer.

We anticipate expenditures of approximately $6.0 million for the final three quarters of 2011, which will consist of $1.5 million per quarter for operating and general and administrative expenses and $0.5 million per quarter for permitting, engineering, and geologic studies to finalize the permitting for the Montanore Project. Given our current cash position of approximately $22.8 million on March 31, 2011, we expect to have adequate cash on hand to complete the permitting process and initiate the adit rehabilitation and drill station development.  The Company intends to investigate project financing opportunities during the current year.

Off-Balance Sheet Arrangements

At March 31, 2011, we had no existing off-balance sheet arrangements (as defined under SEC rules) that have, or are reasonably likely to have, a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3.                                                     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

All of our cash balances are held in U.S. dollars and our long term investment certificates of deposit are denominated in U.S. dollars in local and national banking institutions.  We manage the timing of cash required for review of the permitting and engineering of the Montanore Project and for general corporate purposes utilizing our money market account, and we invest funds not immediately required in certificates of deposit with varying maturities and fixed early retirement costs of three months interest.  Our policy is to invest only in government securities rated “investment grade” or better.

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

ITEM 4.                                                     CONTROLS AND PROCEDURES

Our management, with the participation of Glenn M. Dobbs, the Company’s President and CEO, and James H. Moore, the Company’s Chief Financial Officer and Treasurer, has evaluated the Company’s disclosure controls and procedures as of March 31, 2011.  Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are designed and were effective as of March 31, 2011 to give reasonable assurances that the information required to be disclosed in the reports that the Company’s files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is also accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2011 that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

PART II— OTHER INFORMATION

ITEM 1.                                                     LEGAL PROCEEDINGS

None.

ITEM 1A.                                            RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in ‘‘Risk Factors’’ in our Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect our business, financial condition and/or future results.  The risks described in our Annual Report on Form 10-K are not the only risks facing us.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

MINES MANAGEMENT, INC.

Date: May 16, 2011	By:	/s/ Glenn M. Dobbs
Glenn M. Dobbs
President and Chief Executive Officer

Date: May 16, 2011	By:	/s/ James H. Moore
James H. Moore
Chief Financial Officer