Form 10-Q
period 2011-06-30
MINES MANAGEMENT INC
filed 2011-08-12
CIK 66649

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

At August 12, 2011, 28,739,110 common shares, par value $0.001 per share, were issued and outstanding.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

Information contained in or incorporated by reference into this Quarterly Report on Form 10-Q may contain forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995.  The use of any of the words “development”, “anticipate”, “continues”, “estimate”, “expect”, “may”, “project”, “should”, “believe”, or similar expressions are intended to identify such statements.  Forward-looking statements included in this report relate to, among other things, comments regarding further exploration and evaluation of the Montanore Project, including drilling activities, feasibility determinations, including those in the Preliminary Economic Assessment, engineering and environmental studies, environmental, reclamation and permitting requirements and the process and timing and the costs associated with the foregoing; the process and timing associated with the permitting process, including the issuance of biological opinions, a final environmental impact statement and a record of decision and completion of wetland mitigation plans; estimates of mineralized material; financing needs, including the financing required to fund the final phases of the advanced exploration and delineation drilling program and a bankable feasibility study; sources of financing; the sufficiency of working capital to complete the rehabilitation of the Libby adit and commence delineation drilling; planned expenditures and cash requirements for 2011; efforts to reduce costs, including reducing manpower; results of the hydrological model and the effects thereof; the search for potential exploration and development opportunities in the mining industry; the possibility of challenges by environmental groups or others to our permitting efforts or planned exploration, development or mining activities; potential completion of a bankable feasibility study and the costs associated therewith; and markets for silver and copper.  We believe the expectations reflected in those forward-looking statements are reasonable.  However, we cannot assure that the expectations will prove to be correct.  Certain cautionary statements are also included elsewhere in this report, including, without limitation, in conjunction with the forward-looking statements.  All forward-looking statements speak only as of the date made.  All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements.  Except as required by law, we undertake no obligation to update any forward-looking statements.  Factors that could cause actual results to differ materially from our expectations include, among others, those factors referenced in the “Risk Factors” section of this report and our Annual Report on Form 10-K for the year ended December 31, 2010 and such things as:

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

QUARTER ENDED June 30, 2011

PART I— FINANCIAL INFORMATION

ITEM 1.                                                     FINANCIAL STATEMENTS (UNAUDITED)

Contents

Page

FINANCIAL STATEMENTS:

Condensed consolidated balance sheets	1

Condensed consolidated statements of operations	2

Condensed consolidated statements of cash flows	3

Notes to condensed consolidated financial statements	4-9

i

Mines Management, Inc. and Subsidiaries

(An Exploration Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2011	December 31, 2010
Assets
CURRENT ASSETS:
Cash and cash equivalents	$20,464,016	$4,866,840
Interest receivable	38,155	33,038
Prepaid expenses and deposits	194,873	175,281
Certificates of deposit	1,519,797	1,519,797
Total current assets	22,216,841	6,594,956

PROPERTY AND EQUIPMENT:
Buildings and leasehold improvements	836,454	836,454
Equipment	6,450,089	6,450,089
Office equipment	330,356	330,356
	7,616,899	7,616,899
Less accumulated depreciation	3,938,587	3,430,497
	3,678,312	4,186,402
OTHER ASSETS:
Available-for-sale securities	50,432	3,720,994
Reclamation deposits	1,236,846	1,236,846
	1,287,278	4,957,840
	$27,182,431	$15,739,198
Liabilities and Stockholders’ Equity
CURRENT LIABILITIES:
Accounts payable	$446,869	$602,930
Payroll and payroll taxes payable	58,215	20,423
Warrant derivatives	379,035	2,076,242
Total current liabilities	884,119	2,699,595

LONG-TERM LIABILITIES:
Asset retirement obligation	424,678	414,601
Total liabilities	1,308,797	3,114,196

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred shares — no par value, 10,000,000 shares authorized; -0- shares issued and outstanding	—	—
Common shares — $0.001 par value, 100,000,000 shares authorized; 28,739,110 and 23,342,097 shares issued and outstanding, respectively	28,739	23,342
Additional paid-in capital	84,647,596	69,228,130
Accumulated deficit	(1,117,306)	(1,117,306)
Deficit accumulated during the exploration stage	(57,724,662)	(57,403,645)
Accumulated other comprehensive income	39,267	1,894,481
Total stockholders’ equity	25,873,634	12,625,002
	$27,182,431	$15,739,198

See accompanying notes to condensed consolidated financial statements.

Mines Management, Inc. and Subsidiaries

(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,		From Inception of Exploration Stage August 12, 2002 Through June 30,
	2011	2010	2011	2010	2011
REVENUE:
Royalties	$7,092	$3,749	$10,390	$9,026	$110,821
OPERATING EXPENSES:
General and administrative	1,004,392	781,009	1,802,533	2,406,666	26,722,094
Technical services and exploration	667,357	1,056,217	1,367,334	2,088,180	25,512,555
Depreciation	254,007	271,580	508,090	511,402	3,952,370
Legal, accounting, and consulting	93,605	144,223	324,540	407,479	4,026,456
Fees, filing, and licenses	4,774	2,302	94,230	52,940	2,364,011
Impairment of mineral properties	—	—	—	—	504,492
Total operating expenses	2,024,135	2,255,331	4,096,727	5,466,667	63,081,978
LOSS FROM OPERATIONS	(2,017,043)	(2,251,582)	(4,086,337)	(5,457,641)	(62,971,157)
OTHER INCOME:
Gain from warrant derivatives	370,023	1,044,748	1,697,207	759,404	97,346
Gain on sale of available-for-sale securities	—	—	2,005,904	—	2,005,904
Interest income, net	39,545	21,929	62,209	86,842	3,143,245
	409,568	1,066,677	3,765,320	846,246	5,246,495
NET LOSS	$(1,607,475)	$(1,184,905)	$(321,017)	$(4,611,395)	$(57,724,662)
NET LOSS PER SHARE (basic and diluted)	$(0.06)	$(0.05)	$(0.01)	$(0.20)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (basic and diluted)	28,613,295	23,099,939	26,643,958	23,081,324

See accompanying notes to condensed consolidated financial statements.

Mines Management, Inc. and Subsidiaries

(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,		From Inception of Exploration Stage August 12, 2002 Through June 30,
	2011	2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(321,017)	$(4,611,395)	$(57,724,662)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	87,369	1,190,831	9,022,865
Stock received for services	—	—	(11,165)
Depreciation	508,090	511,402	3,952,370
Initial measurement of asset retirement obligation	—	—	344,187
Accretion of asset retirement obligation	10,077	9,705	80,491
Gain on sale of available-for-sale securities	(2,005,904)	—	(2,005,904)
Gain from warrant derivatives	(1,697,207)	(759,404)	(97,346)
Impairment of mineral properties	—	—	504,492
Changes in assets and liabilities:
Interest receivable	(5,117)	20,558	(38,155)
Prepaid expenses and deposits	(19,592)	(44,743)	(255,284)
Accounts payable	(156,061)	42,879	446,705
Payroll and payroll taxes payable	37,792	39,604	55,035
Net cash used in operating activities	(3,561,570)	(3,600,563)	(45,726,371)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(10,098)	(7,664,268)
Proceeds from disposition of property and equipment	—	—	35,423
Purchase of certificates of deposit	—	—	(2,695,731)
Net sales (purchases) of available-for-sale securities	3,821,252	—	2,005,904
Increase in mineral properties	—	—	(144,312)
Net cash provided by (used in) investing activities	3,821,252	(10,098)	(8,462,984)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of common shares	15,337,494	64,500	74,606,036
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	15,597,176	(3,546,161)	20,416,681
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,866,840	6,090,169	47,335
CASH AND CASH EQUIVALENTS, END OF PERIOD	$20,464,016	$2,544,008	$20,464,016
SUPPLEMENTAL INFORMATION:
Interest paid	$—	$—	$65,768

See accompanying notes to condensed consolidated financial statements.

NOTE 1  — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Organization:

Mines Management, Inc. (the Company) is an Idaho corporation incorporated in 1947.  The Company acquires, explores, and develops mineral properties in North America.

Summary of Significant Accounting Policies:

These unaudited interim financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information, as well as the instructions to Form 10-Q.  Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included.

The preparation of financial statements in accordance with US GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company’s condensed consolidated financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions, which could have a material effect on the reported amounts of the Company’s consolidated financial position and results of operations. Operating results for the three and six month periods ended June 30, 2011, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2011.

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

(e)                                  Net loss per share

Basic earnings or loss per share is computed on the basis of the weighted average number of shares outstanding during the periods.   Diluted earnings or loss per share is calculated on the basis of the weighted average number of shares outstanding during the period plus the effect of potential dilutive shares during the period.  Potential dilutive shares include outstanding stock options and warrants.  For periods in which a net loss is reported, potential dilutive shares are excluded because they are antidilutive.  Therefore, basic loss per share is the same as diluted loss per share for the periods ended June 30, 2011 and 2010.

(f)                                    Subsequent events

The Company evaluated events and transactions subsequent to the balance sheet date of June 30, 2011 for potential recognition or disclosure in the condensed consolidated financial statements.  Effective July 12, 2011, the Company issued 1,300,000 common share options to employees, officers, and directors with an exercise price of $2.01 per share under the 2003 and 2007 Stock Option Plans.  One half or 650,000 of these options vest immediately and the remaining 650,000 options vest on January 15, 2012.

NOTE 2  — CERTIFICATES OF DEPOSIT:

The Company owns two certificates of deposit for a total of $1,519,797.  These investments mature in August 2011 and bear interest at the rate of 2.57%.

The Company also has a certificate of deposit pledged as security for a Letter of Credit to the Montana Department of Environmental Quality as a reclamation guarantee for the Montanore expansion evaluation program.  This certificate matures on January 3, 2012, bears interest at the rate of 0.85% and automatically renews annually.  This certificate of deposit ($1,175,935 at June 30, 2011 and 2010, respectively) is included with reclamation deposits on the Condensed Consolidated Balance Sheets.

NOTE 3  — AVAILABLE-FOR-SALE SECURITIES:

Available-for-sale securities are comprised of common stocks which have been valued using quoted market prices in active markets.  The following table summarizes the Company’s available-for-sale securities:

	June 30, 2011	December 31, 2010
Cost	$11,165	$1,826,513
Unrealized Gains	39,267	1,894,481
Fair Market Value	$50,432	$3,720,994

The Company sold one investment in marketable equity securities during March 2011.  Proceeds from the sale were $3,821,252 and the realized gain from the sale was $2,005,904.  No securities were sold during 2010.

NOTE 4 — FAIR VALUE MEASUREMENTS:

The following table summarizes the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2011, and the fair value calculation input hierarchy level determined to apply to each asset and liability category.  Quoted market prices were used to determine the fair value of available-for-sale securities.  See note 5 for further discussion on the fair value measurement technique used to value the warrant derivatives.  The Company has no financial assets or liabilities that are measured at fair value on a nonrecurring basis.

	Balance at June 30, 2011	Balance at December 31, 2010	Input Hierarchy Level
Assets:
Available-for-sale securities	$50,432	$3,720,994	Level 1
Liabilities:
Warrant derivatives	$379,035	$2,076,242	Level 3
Asset retirement obligation	$424,678	$414,601	Level 3

The following table presents the fair value reconciliation of Level 3 liabilities measured at fair value during the six months ended June 30, 2011:

	Warrant Derivatives	Asset Retirement Obligation
Balance January 1, 2011	$2,076,242	$414,601
Accretion expense	—	4,981
Gain on warrant derivatives	(1,327,184)	—
Balance March 31, 2011	749,058	419,582
Accretion expense	—	5,096
Gain on warrant derivatives	(370,023)	—
Balance June 30, 2011	$379,035	$424,678

NOTE 5 — WARRANT DERIVATIVES:

Some of the Company’s issued and outstanding common share purchase warrants which have exercise price reset features qualify for treatment as a derivative liability.  These common share purchase warrants were initially issued in connection with the Company’s issuance of common shares in 2005 and were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation.  The warrants do not qualify for hedge accounting and, as such, all future changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expire.  The original expiration date of the warrants was in October 2010, but the Company extended the expiration date to October 20, 2011.  The Company reported a gain from the change in fair value of these warrants of $370,023 and $1,044,748 in the Condensed Consolidated Statements of Operations for the three months ended June 30, 2011 and 2010, respectively.  Gains of $1,697,207 and $759,404 were recorded for the six months ended June 30, 2011 and 2010, respectively.

These common share purchase warrants do not trade in an active securities market, and as such, we estimate the fair value of these warrants using the Black-Scholes option pricing model using the following assumptions:

	June 30, 2011	June 30, 2010
Weighted average risk-free interest rate	0.03%	0.18%
Weighted average volatility	71.30%	99.94%
Expected dividend yield	—	—
Weighted average expected life (in years)	0.3	0.3

Expected volatility is based primarily on historical volatility.  Historical volatility was computed using weekly pricing observations for recent periods.  The Company believes this method produces an estimate that is representative of its expectations of future volatility over the expected term of these warrants.  The Company currently has no reason to believe future volatility over the expected remaining life of these warrants is likely to differ materially from historical volatility.  The expected life is based on the remaining term of the warrants.  The risk-free interest rate is based on three-month U.S. Treasury securities.

NOTE 6 — COMPREHENSIVE LOSS:

For the three months ended June 30, 2011 and 2010, comprehensive loss was $1,609,532 and $1,690,851, respectively.  For the six months ended June 30, 2011 and 2010, comprehensive loss was $2,176,231 and $4,798,203, respectively.  The difference between net loss and comprehensive loss was due to changes in unrealized gains (losses) on the Company’s marketable securities.

NOTE 7 — CONCENTRATION OF CREDIT RISK:

The Company maintains its cash and cash equivalents in one financial institution.  Balances are insured by the Federal Deposit Insurance Corporation up to $250,000.  The Company’s total uninsured bank deposit balance totaled approximately $23,000,000 as of June 30, 2011.  To date, the Company has not experienced a material loss or lack of access to its invested cash or cash equivalents; however, no assurance can be provided that access to the Company’s invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

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

In October 2005, the Company sold 1,016,667 common shares at a price of $6.00 per share (the “2005 Transaction”).  In connection with the stock sales, the Company granted warrants to purchase up to 737,084 shares of common stock at $8.25 per share through October 20, 2010 (the “2005 Warrants”). In accordance with the anti-dilution provisions of the 2005 warrant agreement, the exercise price of the warrants has been reduced three times and the number of common shares issuable upon exercise has increased during the term of the warrants. Most recently, in February 2010, the exercise price of these warrants was reduced to $2.56 per share, and the number of shares purchasable on exercise was increased to 2,375,368. In October 2010, the Company extended the expiration date of the warrants to October 20, 2011.  Cumulative warrants exercised relating to this issue were 269,620 and 168,185 as of June 30, 2011 and December 31, 2010,

respectively.  During the six months ended June 30, 2011 and 2010, 101,435 and -0- warrants were exercised for gross proceeds of $144,474 and $-0-, respectively.

The following table summarizes exercise prices and expiration dates of the Company’s outstanding common share purchase warrants as of June 30, 2011.

Number of Warrants		Exercise Price	Expiration Date
2,105,748	(1)	$2.56	October 20, 2011
3,418,300		$5.75	April 20, 2012
5,524,048

(1)          Pursuant to the terms of the 2005 Warrants and the rules of the NYSE Amex Equities exchange, the Company was prohibited from issuing a number of common shares and common shares issuable on exercise of the 2005 Warrants that exceeded 19.999% of the number of issued and outstanding common shares immediately prior to the 2005 Transaction without obtaining stockholder approval.  The Company presented a proposal to stockholders that would permit issuance of the full number of shares of common stock issuable upon exercise of the 2005 Warrants.  The stockholders approved the proposal at the Company’s annual meeting of shareholders held on June 16, 2011.  The Company is now permitted to issue the full number of shares of common stock issuable upon exercise of the 2005 Warrants as well as any other shares that may become issuable in the future as a result of future dilutive issuances.

Preferred Shares:

The Company has authorized 10,000,000 preferred shares, no par value.  Through June 30, 2011, the Company had not issued any preferred shares.

NOTE 9 — STOCK OPTIONS:

There has been no change to the Company’s Stock Option Plans during 2011, other than the items summarized below.  For a description of the Company’s Stock Option Plans, refer to the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

A summary of the option activity under the Company’s Stock Option Plans as of June 30, 2011, and changes during the period then ended, is presented below:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2011	2,504,000	$1.74
Issued	50,000	$2.41
Exercised	(108,000)	$2.21
Outstanding at March 31, 2011	2,446,000	$1.73
Exercised	(195,000)	$1.21
Outstanding at June 30, 2011	2,251,000	$1.78	3.19	$1,161,600
Exercisable at June 30, 2011	2,121,000	$1.72	3.21	$1,162,100

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Weighted average risk-free interest rate	—	—	1.05%	1.39%
Weighted average volatility	—	—	73.80%	98.44%
Expected dividend yield	—	—	—	—
Weighted average expected life (in years)	—	—	3.5	3.6
Weighted average grant-date fair value	—	—	$1.25	$1.71

During the three months ended June 30, 2011 and 2010, there were 195,000 and 3,000 stock options exercised with a weighted average exercise price of $1.21 and $2.07, respectively.  The total intrinsic value of options exercised during the three months ended June 30, 2011 and 2010 was $128,436 and $1,184, respectively.  During the six months ended June 30, 2011 and 2010, there were 303,000 and 223,000 stock options exercised with a weighted average exercise price of $1.57 and $1.24, respectively.  The total intrinsic value of options exercised during the six months ended June 30, 2011 and 2010 was $218,293 and $285,540, respectively.

A summary of the status of the Company’s nonvested options as of June 30, 2011, and changes during the period then ended, is presented below:

	Number of Options	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2011	680,000	$1.12
Granted	50,000	$1.25
Vested	(600,000)	$1.14
Nonvested at March 31, 2011	130,000	$1.09
Granted	—	—
Vested	—	—
Nonvested at June 30, 2011	130,000	$1.09

As of June 30, 2011, there was $27,174 of unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans.  That cost is expected to be recognized over a weighted-average period of less than one year.

Total compensation costs recognized for stock-based employee compensation awards was $30,910 and $2,917 for the three months ended June 30, 2011 and 2010, respectively.  Total compensation costs recognized for stock-based employee compensation awards was $87,369 and $1,190,831 for the six months ended June 30, 2011 and 2010, respectively.  These costs were included in general and administrative expenses and technical services on the Condensed Consolidated Statements of Operations.  Cash received from options exercised under all share-based payment arrangements during the six months ended June 30, 2011 and 2010 was $152,700 and $64,500, respectively.

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

We are an exploration stage company with a large silver-copper project, the Montanore Project, located in northwestern Montana.  The Montanore Silver-Copper Project continues to be the Company’s sole focus.  In 2011, the Company has continued to focus on planning for its advanced exploration and delineation drilling program at the Montanore Project, including pursuing federal and state agency permitting approvals.

Overview Second Quarter 2011

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

•                  The U.S. Forest Service (“USFS”) and the Montana Department of Environmental Quality (“MDEQ”) continued their environmental review of the Montanore Project, and are in the process of formulating responses to comments received from the public and from the Environmental Protection Agency (“EPA”) on the Supplemental Draft Environmental Impact Study (“SDEIS”) for the project.

•                  The Company continued meetings with federal and state agencies, Montana legislators, and local Lincoln County Commissioners, Libby City officials, business leaders and community members.

•                  The Company continued its program to reduce expenditures and conserve cash pending the completion of permitting.

•                  Cash and investment position remained strong at $22 million at June 30, 2011.

•                  The Company’s exploration and corporate development team continued to examine and evaluate additional opportunities in North America and Latin America.

The net decrease in cash and cash equivalents for the quarter ended June 30, 2011 was approximately $0.8 million.  Management has reviewed the near term spending forecast and continued a plan to diligently conserve cash where prudent. Given our current cash and investment position of approximately $22 million on June 30, 2011, we have sufficient funds to complete the permitting process and initiate the adit rehabilitation and drill station development.  Additional financing will be required to complete the evaluation drilling program and a bankable feasibility study.

Current Activities

During the second quarter of 2011, work at the Montanore Project included ongoing support operations for the permitting process.  Studies continued on the ground water intake for the adit, monitoring wells and the surface waters in the area.  Additional support for the permitting process includes data gathering for the biological aspects of the permit relating to fisheries and other wildlife in the area.

A light, imaging, detection and ranging (“LIDAR”) survey has been undertaken to provide a more accurate topographic rendition of the Montanore Project area.  LIDAR survey methods have the ability to “see through” the trees and underbrush to yield a very accurate topographic map.  This accuracy is necessary for the final engineering of surface facility layouts including the tailings area, plant site, conveyor runs and roads.  The LIDAR survey will continue in phases throughout the summer months and advance to the higher elevations as the snowpack melts.

Community support activities included participation in the local Chamber of Commerce meetings, Montanore Positive Action Committee (“MPAC”) activities, and Job Service surveys.  MPAC is a local support group that is actively promoting and supporting the Montanore Project in the local community and the state.  MPAC held a rally in April 2011 with over fifteen speakers from the local community and political leaders from the surrounding area and region.

Permitting and Environmental

The Company continues its efforts to obtain the requisite approvals, permits and opinions from the USFS, the MDEQ, the Army Corps of Engineers and the U.S. Fish and Wildlife Service (“USFWS”) that would allow the Company to initiate its underground exploration drilling program.  The results of the underground exploration drilling program will form the basis upon which the Company, and financing parties, can determine whether to advance the Montanore Project to the development stage.

The Environmental Impact Statement was completed in 2009 and the agencies determined that a SDEIS would be necessary to address specific project environmental issues.  The agencies are working diligently to complete the SDEIS and the Company anticipates that the SDEIS could be issued by the agencies in the third quarter of 2011, which would be followed by a public comment period of forty-five days.

In addition, the Company submitted its formal application to the Army Corps of Engineers for the 404 Permit for the project.  The Army Corps of Engineers will review the application, along with information provided in the SDEIS, and initiate a public notice and application review process.

The USFS has completed a draft Biological Assessment for the project.  Final edits and reviews are underway and it is expected to be released to the USFWS in the third quarter of 2011 to initiate the formal Section 7 Consultation process (Endangered Species Act) required to advance the project.  The USFS and the USFWS will work collaboratively on the review process, which will culminate in the issuance by the USFWS of a Biological Opinion.

The Company completed additional technical study plans for the proposed wetland mitigation sites.  The field work will be implemented in the third quarter of 2011 and will be a critical component of the Army Corps of Engineers process and the issuance of the Final EIS and Record of Decision by the USFS.  With the completion of the SDEIS expected the third quarter of 2011, the Company anticipates issuance of the Final EIS and the Record of Decision could still occur in early 2012.

Financial and Operating Results

Mines Management, Inc. is an exploration stage company with a large silver-copper project, the Montanore Project, located in northwestern Montana.   The Company continues to expense all of its expenditures when incurred, with the exception of equipment and buildings which are capitalized.  The Company has no revenues from mining operations.  Financial results of operations include primarily interest income, general and administrative expenses, permitting, project advancement and engineering expenses.

Quarter Ended June 30, 2011

The Company reported a net loss for the quarter ended June 30, 2011 of $1.6 million, or $0.06 per share, compared to a net loss of $1.2 million, or $0.05 per share, for the quarter ended June 30, 2010.  The $0.4 million increase in net loss in the second quarter of 2011 is attributable to a decrease of $0.7 million in the gain recognized from the fair value of warrant derivatives.   This was partially offset by a reduction in operating expenses from the second quarter of 2010, principally a $0.3 million decrease in consultant fees paid to Mine and Quarry Engineering for work on the preliminary economic assessment and the completion of the Grizzly Bear study during 2010.

Six Months Ended June 30, 2011

The Company reported a net loss for the six months ended June 30, 2011 of $0.3 million, or $0.01 per share, compared to a loss of $4.6 million or $0.20 per share for the six months ended June 30, 2010.  The $4.3 million decrease in net loss from 2010 is attributable to the following items: (i) decreased general and administrative costs of $0.6 million in 2011 primarily the result of decreased stock compensation related to options issued in January of 2010; (ii) decreased technical services costs of $0.7 million in 2011 principally due to a reduction in consultant fees paid to Mine and Quarry Engineering in 2010, decreased environmental expenses paid to the DEQ, and completion of the Grizzly Bear Study in 2010; (iii) decrease in accounting and legal fees of $0.1 million due to decreased permitting issues related to the EPA and USFS’s request for a SEIS; (iv) increased investment income of $2.0 from sale of available-for-sale securities during 2011, and (v) increase of $0.9 million in the net gain on fair market value of warrant derivatives during 2011.

Liquidity

During the six months ended June 30, 2011, the net cash used for operating activities was approximately $3.6 million, which is consistent with the same period during the prior year.  We have continued to limit activity levels, including capital expenditures, until the timing for the receipt of the Record of Decision becomes clearer.

We anticipate expenditures of approximately $4.0 million for the final six months of 2011, which we expect to consist of $3.0 million for general and administrative expenses and $1.0 million for permitting, engineering, and geologic studies to finalize the permitting for the Montanore Project. Depending on the amount and rate of progress with our permitting efforts and market conditions, the Company might seek additional financing before the end of 2011.

Off-Balance Sheet Arrangements

At June 30, 2011, we had no existing off-balance sheet arrangements (as defined under SEC rules) that have, or are reasonably likely to have, a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

ITEM 4.                                                     CONTROLS AND PROCEDURES

Our management, with the participation of Glenn M. Dobbs, the Company’s President and CEO, and James H. Moore, the Company’s Chief Financial Officer and Treasurer, has evaluated the Company’s disclosure controls and procedures as of June 30, 2011.  Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are designed and were effective as of June 30, 2011 to give reasonable assurances that the information required to be disclosed in the reports that the Company’s files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is also accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2011 that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

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
101

The following financial information from Mines Management Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2011, and December 31, 2010, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2011, and June 30, 2010 (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011, and June 30, 2010, and (iv) the Notes to Consolidated Financial Statements. The information in Exhibit 101 is “furnished” and not “filed,” as provided in Rule 402 of Regulation S-T.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned thereunto duly authorized.

MINES MANAGEMENT, INC.

Date: August 12, 2011	By:	/s/Glenn M. Dobbs
Glenn M. Dobbs
President and Chief Executive Officer

	By:	/s/James H. Moore
Date: August 12, 2011		James H. Moore
Chief Financial Officer