Form 10-Q
period 2011-09-30
MINES MANAGEMENT INC
filed 2011-11-14
CIK 66649

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

At November 14, 2011, 28,739,110 common shares, par value $0.001 per share, were issued and outstanding.

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

•                  the speculative nature of exploration for mineral resources, including variations in ore grade and other characteristics affecting mining and mineral recoveries, which involves substantial expenditures and is frequently non-productive;

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

•                  the potential for a business combination transaction pursuant to which a third party may attempt to acquire us, which may divert management attention and Company resources;

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

•                  the potential depressive effect of issuances of common stock on the market price of our common stock;

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

QUARTER ENDED SEPTEMBER 30, 2011

PART I— FINANCIAL INFORMATION

ITEM 1.                                                     FINANCIAL STATEMENTS (UNAUDITED)

i

Mines Management, Inc. and Subsidiaries

(An Exploration Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2011	December 31, 2010
Assets
CURRENT ASSETS:
Cash and cash equivalents	$18,899,949	$4,866,840
Interest receivable	8,501	33,038
Prepaid expenses and deposits	253,388	175,281
Certificates of deposit	1,559,361	1,519,797
Total current assets	20,721,199	6,594,956

PROPERTY AND EQUIPMENT:
Buildings and leasehold improvements	836,454	836,454
Equipment	6,450,089	6,450,089
Office equipment	330,356	330,356
	7,616,899	7,616,899
Less accumulated depreciation	4,189,606	3,430,497
	3,427,293	4,186,402
OTHER ASSETS:
Available-for-sale securities	20,487	3,720,994
Reclamation deposits	1,236,846	1,236,846
	1,257,333	4,957,840
	$25,405,825	$15,739,198
Liabilities and Stockholders’ Equity
CURRENT LIABILITIES:
Accounts payable	$450,495	$602,930
Payroll and payroll taxes payable	48,300	20,423
Warrant derivatives	252,690	2,076,242
Total current liabilities	751,485	2,699,595

LONG-TERM LIABILITIES:
Asset retirement obligation	429,893	414,601
Total liabilities	1,181,378	3,114,196

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred shares — no par value, 10,000,000 shares authorized; -0- shares issued and outstanding	—	—
Common shares — $0.001 par value, 100,000,000 shares authorized; 28,739,110 and 23,342,097 shares issued and outstanding, respectively	28,739	23,342
Additional paid-in capital	85,793,900	69,228,130
Accumulated deficit	(1,117,306)	(1,117,306)
Deficit accumulated during the exploration stage	(60,490,208)	(57,403,645)
Accumulated other comprehensive income	9,322	1,894,481
Total stockholders’ equity	24,224,447	12,625,002
	$25,405,825	$15,739,198

See accompanying notes to condensed consolidated financial statements.

Mines Management, Inc. and Subsidiaries

(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,		From Inception of Exploration Stage August 12, 2002 Through September 30,
	2011	2010	2011	2010	2011
REVENUE:
Royalties	$8,056	$4,279	$18,446	$13,305	$118,877
OPERATING EXPENSES:
General and administrative	1,719,572	899,587	3,522,105	3,306,253	28,441,666
Technical services and exploration	680,715	662,646	2,048,049	2,750,826	26,193,270
Depreciation	251,018	255,958	759,108	767,360	4,203,388
Legal, accounting, and consulting	100,533	69,347	425,073	476,826	4,126,989
Fees, filing, and licenses	182,506	157,432	276,736	210,372	2,546,517
Impairment of mineral properties	—	—	—	—	504,492
Total operating expenses	2,934,344	2,044,970	7,031,071	7,511,637	66,016,322
LOSS FROM OPERATIONS	(2,926,288)	(2,040,691)	(7,012,625)	(7,498,332)	(65,897,445)
OTHER INCOME (LOSS):
Gain (loss) from warrant derivatives	126,345	(775,319)	1,823,552	(15,915)	223,691
Gain on sale of available-for-sale securities	—	—	2,005,904	—	2,005,904
Interest income, net	34,397	41,679	96,606	128,521	3,177,642
	160,742	(733,640)	3,926,062	112,606	5,407,237
NET LOSS	$(2,765,546)	$(2,774,331)	$(3,086,563)	$(7,385,726)	$(60,490,208)
NET LOSS PER SHARE (basic and diluted)	$(0.10)	$(0.12)	$(0.11)	$(0.32)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (basic and diluted)	28,739,110	23,100,109	27,350,016	23,087,654

See accompanying notes to condensed consolidated financial statements.

Mines Management, Inc. and Subsidiaries

(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,		From Inception of Exploration Stage August 12, 2002 Through September 30,
	2011	2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,086,563)	$(7,385,726)	$(60,490,208)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,233,674	1,482,775	10,169,170
Stock received for services	—	—	(11,165)
Depreciation	759,108	767,360	4,203,388
Initial measurement of asset retirement obligation	—	—	344,187
Accretion of asset retirement obligation	15,292	14,673	85,706
Gain on sale of available-for-sale securities	(2,005,904)	—	(2,005,904)
Loss (gain) from warrant derivatives	(1,823,552)	15,915	(223,691)
Impairment of mineral properties	—	—	504,492
Changes in assets and liabilities:
Interest receivable	24,537	20,557	(8,501)
Prepaid expenses and deposits	(78,107)	(40,862)	(313,799)
Accounts payable	(152,435)	(131,010)	450,331
Payroll and payroll taxes payable	27,877	30,182	45,120
Net cash used in operating activities	(5,086,073)	(5,226,136)	(47,250,874)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(16,177)	(7,664,268)
Proceeds from disposition of property and equipment	—	—	35,423
Purchase of certificates of deposit	(39,564)	(38,490)	(2,735,295)
Net sales of available-for-sale securities	3,821,252	—	2,005,904
Increase in mineral properties	—	—	(144,312)
Net cash provided by (used in) investing activities	3,781,688	(54,667)	(8,502,548)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of common shares	15,337,494	64,500	74,606,036
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	14,033,109	(5,216,303)	18,852,614
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,866,840	6,090,169	47,335
CASH AND CASH EQUIVALENTS, END OF PERIOD	$18,899,949	$873,866	$18,899,949
SUPPLEMENTAL INFORMATION:
Interest paid	$—	$—	$65,768

See accompanying notes to condensed consolidated financial statements.

NOTE 1  — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Organization:

Mines Management, Inc. (the Company) is an Idaho corporation incorporated in 1947.  The Company acquires, explores, and develops mineral properties in North America.

Summary of Significant Accounting Policies:

These unaudited interim financial statements have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“US GAAP”) for interim financial information, as well as the instructions to Form 10-Q.  Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting solely of normal, recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included.

The preparation of financial statements in accordance with US GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company’s condensed consolidated financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions, which could have a material effect on the reported amounts of the Company’s consolidated financial position and results of operations. Operating results for the three and nine month periods ended September 30, 2011, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2011.

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

(e)                                  Net loss per share

Basic earnings or loss per share is computed on the basis of the weighted average number of shares outstanding during the periods.   Diluted earnings or loss per share is calculated on the basis of the weighted average number of shares outstanding during the period plus the effect of potential dilutive shares during the period.  Potential dilutive shares include outstanding stock options and warrants.  For periods in which a net loss is reported, potential dilutive shares are excluded because they are antidilutive.  Therefore, basic loss per share is the same as diluted loss per share for the periods ended September 30, 2011 and 2010.

(f)                                    Subsequent events

The Company evaluated events and transactions subsequent to the balance sheet date of September 30, 2011 for potential recognition or disclosure in the condensed consolidated financial statements.  Other than extending the expiration date of the 2005 warrants as disclosed in Note 8, there were no subsequent events that require recognition or disclosure in these financial statements.

NOTE 2  — CERTIFICATES OF DEPOSIT:

The Company owned two certificates of deposit for a total of $1,559,361 and $1,519,797 as of September 30, 2011 and December 31, 2010, respectively.  These investments mature in August 2012 and bear interest at the rate of 0.70%.

The Company also has a certificate of deposit pledged as security for a Letter of Credit to the Montana Department of Environmental Quality as a reclamation guarantee for the Montanore expansion evaluation program.  This certificate matures on January 3, 2012, bears interest at the rate of 0.85% and automatically renews annually.  This certificate of deposit ($1,175,935 at September 30, 2011 and December 31, 2010, respectively) is included with reclamation deposits on the Condensed Consolidated Balance Sheets.

NOTE 3  — AVAILABLE-FOR-SALE SECURITIES:

Available-for-sale securities are comprised of common stocks which have been valued using quoted market prices in active markets.  The following table summarizes the Company’s available-for-sale securities:

	September 30, 2011	December 31, 2010
Cost	$11,165	$1,826,513
Unrealized Gains	9,322	1,894,481
Fair Market Value	$20,487	$3,720,994

The Company sold one investment in marketable equity securities during March 2011.  Proceeds from the sale were $3,821,252 and the realized gain from the sale was $2,005,904.  No securities were sold during 2010.

NOTE 4 — FAIR VALUE MEASUREMENTS:

The following table summarizes the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2011, and the fair value calculation input hierarchy level determined to apply to each asset and liability category.  Quoted market prices were used to determine the fair value of available-for-sale securities.  See note 5 for further discussion on the fair value measurement technique used to value the warrant derivatives.  The Company has no financial assets or liabilities that are measured at fair value on a nonrecurring basis.

	Balance at September 30, 2011	Balance at December 31, 2010	Input Hierarchy Level
Assets:
Available-for-sale securities	$20,487	$3,720,994	Level 1
Liabilities:
Warrant derivatives	$252,690	$2,076,242	Level 3
Asset retirement obligation	$429,893	$414,601	Level 3

The following table presents the fair value reconciliation of Level 3 liabilities measured at fair value during the nine months ended September 30, 2011:

	Warrant Derivatives	Asset Retirement Obligation
Balance January 1, 2011	$2,076,242	$414,601
Accretion expense	—	4,981
Gain on warrant derivatives	(1,327,184)	—
Balance March 31, 2011	749,058	419,582
Accretion expense	—	5,096
Gain on warrant derivatives	(370,023)	—
Balance June 30, 2011	379,035	424,678
Accretion expense	—	5,215
Gain on warrant derivatives	(126,345)	—
Balance September 30, 2011	$252,690	$429,893

NOTE 5 — WARRANT DERIVATIVES:

Some of the Company’s issued and outstanding common share purchase warrants, which have exercise price reset features, qualify for treatment as a derivative liability.  These common share purchase warrants were initially issued in connection with the Company’s issuance of common shares in 2005 and were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation.  The warrants do not qualify for hedge accounting and, as such, all future changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expire.  The original expiration date of the warrants was in October 2010, but the Company extended the expiration date to October 20, 2011.  In October 2011, the Company further extended the expiration date of the 2005 warrants to April 20, 2012.  The Company reported a gain (loss) from the change in fair value of these warrants of $126,345 and ($775,319) in the Condensed Consolidated Statements of Operations for the three months ended September 30, 2011 and 2010, respectively.  Gains (losses) of $1,823,552 and ($15,915) were recorded for the nine months ended September 30, 2011 and 2010, respectively.

These common share purchase warrants do not trade in an active securities market, and as such, we estimate the fair value of these warrants using the Black-Scholes option pricing model using the following assumptions:

	September 30, 2011	September 30, 2010
Weighted average risk-free interest rate	0.06%	0.27%
Weighted average volatility	72.08%	90.28%
Expected dividend yield	—	—
Weighted average expected life (in years)	0.55	1.05

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

NOTE 6 — COMPREHENSIVE LOSS:

For the three months ended September 30, 2011 and 2010, comprehensive loss was $2,795,491 and $2,044,789, respectively.  For the nine months ended September 30, 2011 and 2010, comprehensive loss was $4,971,722 and $6,842,992, respectively.  The difference between net loss and comprehensive loss was due to changes in unrealized gains (losses) on the Company’s marketable securities.

NOTE 7 — CONCENTRATION OF CREDIT RISK:

The Company maintains its cash and cash equivalents in one financial institution.  Balances are insured by the Federal Deposit Insurance Corporation up to $250,000.  The Company’s total uninsured bank deposit balance totaled approximately $21,400,000 as of September 30, 2011.  To date, the Company has not experienced a material loss or lack of access to its invested cash or cash equivalents; however, no assurance can be provided that access to the Company’s invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

NOTE 8 — STOCKHOLDERS’ EQUITY:

Common Shares:

On March 8, 2011, the Company completed a public offering of 4,800,000 shares of common stock at a price of $3.15 per share, resulting in gross proceeds of $15,120,000 ($14,212,800 in net proceeds after deducting underwriting commissions and a corporate finance fee but before deducting offering expenses).  The underwriters were granted an over-allotment option to purchase an additional 720,000 shares exercisable for a period of 30 days following the closing.  On April 4, 2011, the underwriters exercised the over-allotment option for 320,000 shares of common stock at a price of $3.15 per share.  The gross proceeds resulting from the exercise of the over-allotment option were $1,008,000 ($947,520 in net proceeds after deducting underwriting commissions and a corporate finance fee but before deducting offering expenses).  Therefore, the total offering was 5,120,000 shares of common stock, resulting in aggregate net proceeds of $15,160,320 before deducting offering expenses.

On April 20, 2007, the Company completed a public offering of 6,000,000 units at a price of $5.00 per unit.  Each unit is comprised of one share of common stock and one-half of one common stock purchase warrant, with each full warrant being exercisable until April 20, 2012 to purchase one share of common stock at a price of $5.75 per share.  The warrants are listed on the Toronto Stock Exchange and are tradable in US dollars under the symbol MGT.GT.U.  The underwriters were granted an over-allotment option, exercisable for a period of 30 days following the closing, to acquire up to an additional 900,000 units.  On May 7, 2007, the underwriters exercised the over-allotment option for 836,600 units.  The total offering was therefore 6,836,600 units.  To date, no warrants related to this offering have been exercised.

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

In October 2005, the Company sold 1,016,667 common shares at a price of $6.00 per share (the “2005 Transaction”).  In connection with the stock sales, the Company granted warrants to purchase up to 737,084 shares of common stock at $8.25 per share through October 20, 2010 (the “2005 Warrants”). In accordance with the anti-dilution provisions of the 2005 warrant agreement, the exercise price of the warrants has been reduced three times and the number of common shares issuable upon exercise has increased during the term of the warrants. Most recently, in February 2010, the exercise price of these warrants was reduced to $2.56 per share, and the number of shares purchasable on exercise was increased to 2,375,368. In October 2010, the Company extended the expiration date of the warrants to October 20, 2011.  The expiration date of the warrants was further extended in October 2011 to April 20, 2012.  Cumulative warrants exercised relating to this issue were 269,620 and 168,185 as of September 30, 2011 and December 31, 2010, respectively.  During the nine months ended September 30, 2011 and 2010, 101,435 and -0- warrants were exercised for gross proceeds of $144,474 and $-0-, respectively.

The following table summarizes exercise prices and expiration dates of the Company’s outstanding common share purchase warrants as of September 30, 2011.

Number of Warrants		Exercise Price	Expiration Date
2,105,748	(1)	$2.56	October 20, 2011	(2)
3,418,300		$5.75	April 20, 2012
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

(2)          In October 2011, the expiration date of these warrants was extended to April 20, 2012.

Preferred Shares:

The Company has authorized 10,000,000 preferred shares, no par value.  Through September 30, 2011, the Company had not issued any preferred shares.

NOTE 9 — STOCK OPTIONS:

There has been no change to the Company’s Stock Option Plans during 2011, other than the items summarized below.  For a description of the Company’s Stock Option Plans, refer to the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

A summary of the option activity under the Company’s Stock Option Plans as of September 30, 2011, and changes during the period then ended, is presented below:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2011	2,504,000	$1.74
Issued	50,000	$2.41
Exercised	(108,000)	$2.21
Outstanding at March 31, 2011	2,446,000	$1.73
Exercised	(195,000)	$1.21
Outstanding at June 30, 2011	2,251,000	$1.78
Issued	1,300,000	$2.01
Outstanding at September 30, 2011	3,551,000	$1.86	3.62	$517,700
Exercisable at September 30, 2011	2,821,000	$1.80	3.42	$517,700

The fair value for each option award is estimated at the date of grant using the Black-Scholes option-pricing model applying the assumptions noted in the following table.  Volatility for the periods presented is based on the historical volatility of the Company’s common shares over the expected life of the option.  The risk-free rate for periods within the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.  The Company does not foresee the payment of dividends in the near term.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Weighted average risk-free interest rate	0.63%	1.02%	0.65%	1.22%
Weighted average volatility	87.16%	99.55%	86.67%	98.96%
Expected dividend yield	—	—	—	—
Weighted average expected life (in years)	3.6	3.5	3.6	3.5
Weighted average grant-date fair value	1.20	$1.14	$1.20	$1.45

During the three months ended September 30, 2011 and 2010, there were no stock options exercised.  During the nine months ended September 30, 2011 and 2010, there were 303,000 and 223,000 stock options exercised with a weighted average exercise price of $1.57 and $1.24, respectively.  The total intrinsic value of options exercised during the nine months ended September 30, 2011 and 2010 was $218,293 and $285,540, respectively.

A summary of the status of the Company’s nonvested options as of September 30, 2011, and changes during the period then ended, is presented below:

	Number of Options	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2011	680,000	$1.12
Granted	50,000	$1.25
Vested	(600,000)	$1.14
Nonvested at March 31, 2011	130,000	$1.09
Granted	—	—
Vested	—	—
Nonvested at June 30, 2011	130,000	$1.09
Granted	650,000	$1.20
Vested	(50,000)	$1.25
Nonvested at September 30, 2011	730,000	$1.18

As of September 30, 2011, there was $440,870 of unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans.  That cost is expected to be recognized over a weighted-average period of less than one year.

Total compensation costs recognized for stock-based employee compensation awards was $1,146,304 and $291,944 for the three months ended September 30, 2011 and 2010, respectively.  Total compensation costs recognized for stock-based employee compensation awards was $1,233,674 and $1,482,775 for the nine months ended September 30, 2011 and 2010, respectively.  These costs were included in general and administrative expenses and technical services on the Condensed Consolidated Statements of Operations.  Cash received from options exercised under all share-based payment arrangements during the nine months ended September 30, 2011 and 2010 was $152,700 and $64,500, respectively.

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

We are an exploration stage company with a large silver-copper project, the Montanore Project, located in northwestern Montana.  The Montanore Project continues to be the Company’s sole focus.  During 2011, the Company has continued to plan for the advanced exploration and delineation drilling program at the Montanore Project, principally through the pursuit of federal and state agency permitting approvals.

Overview Third Quarter 2011

•                  The U.S. Forest Service (“USFS”) and the Montana Department of Environmental Quality (“MDEQ”) continued their environmental review of the Montanore Project and the responses to comments received from the public and from the Environmental Protection Agency (“EPA”) and issued the Supplemental Draft Environmental Impact Study (“SDEIS”) in late September 2011.

•                  The Company continued meetings with federal and state agencies, Montana legislators, local Lincoln County Commissioners, Libby City officials, business leaders and community members and kept them informed of the project status.

•                  The Company continued its program to reduce expenditures and conserve cash pending the completion of permitting.

•                  Cash and investment position remained strong at $20.5 million as of September 30, 2011.

•                  The Company’s exploration and corporate development team continued to examine and evaluate additional opportunities in North America and Latin America.

The net decrease in cash and cash equivalents for the quarter ended September 30, 2011 was approximately $1.5 million.  Management has reviewed the near term spending forecast and continued a plan to diligently conserve cash where prudent. Given our current cash and investment position of approximately $20.5 million as of September 30, 2011, we have sufficient funds to complete the permitting process and initiate the adit rehabilitation and drill station development.  Additional financing would be required to complete the evaluation drilling program and a bankable feasibility study.

Current Activities

During the third quarter of 2011, work at the Montanore Project included ongoing support operations for the permitting process.  Studies continued on the ground water intake for the adit, monitoring wells and the surface waters in the area.  Additional support for the permitting process includes data gathering for the biological aspects of the permit relating to fisheries and other wildlife in the area.

A light, imaging, detection and ranging (“LIDAR”) survey, which commenced in the second quarter of 2011, was completed in the third quarter of 2011.  The LIDAR survey provides a more accurate topographic rendition of the Montanore Project area.  LIDAR survey methods have the ability to “see through” the trees and underbrush to yield a very accurate topographic map.  This accuracy is necessary for the final engineering of surface facility layouts including the tailings area, plant site, conveyor runs and roads.

Community support activities included participation in the local Chamber of Commerce meetings, Montanore Positive Action Committee (“MPAC”) activities, and job service surveys.  MPAC is a local support group that is actively promoting and supporting the Montanore Project.  An MPAC rally was held in late September of 2011with speakers from several local businesses, local state legislators and representatives from the offices of U.S. Representative Dennis Rehberg, U.S. Senator Max Baucus, and U.S. Senator Jon Testor.

Permitting and Environmental

The Company continues its efforts to obtain the requisite approvals, permits and opinions from the USFS, the MDEQ, the U.S. Army Corps of Engineers and the U.S. Fish and Wildlife Service (“USFWS”) that would allow the Company to initiate its underground exploration drilling program.  As part of this process, the USFS and MDEQ completed a draft environmental impact statement (“DEIS”) in March 2009, evaluated the environmental impacts of the project, and circulated the DEIS to the EPA and to the public for comment.  The USFS and MDEQ analyzed and responded to EPA and public comments in the SDEIS which addressed certain issues including wetlands mitigation, water quality analyses, and the placement and impact of the transmission line.  The SDEIS was completed in late September 2011, which is followed by submission of the SDEIS to the public and a public comment period.  The public comment period is currently underway and was scheduled to close on November 21, 2011, but has been extended 30 days to December 21, 2011 by the USFS.  A meeting soliciting comments from the public on the SDEIS was held in Libby, Montana on October 25, 2011.

The Company is currently reviewing the SDEIS and will provide comments to the same which will supplement comments made previously by the Company to the DEIS.  Once the public comment period expires, the agencies will prepare responses to comments generated by the public, following which, edits will be made to the DEIS and the SDEIS with a view to issuance of a final EIS.

During the third quarter of 2011, the MDEQ issued a draft air quality permit relating to the Montanore Project.  This permit was issued as a draft several years ago but was updated to reflect EPA changes to the Clean Air Act.  The draft air quality permit is included in the SDEIS for public review and comment.

As part of the development of a final EIS and the determination of the agencies’ preferred alternatives, the U.S. Army Corps of Engineers must complete an analysis of potential project discharges of dredged or fill material into waters of the United States, including wetlands.  Such discharges are regulated by Section 404 of the Clean Water Act which requires a permit before dredged or fill material may be discharged.  The Company submitted its formal application to the U.S. Army Corps of Engineers for the 404 permit for the project in the second quarter of 2011.  The Company also recently completed critical wetlands field work and jurisdictional water field investigations, the results of which were submitted with 404 permit application support documents.  It is anticipated the U.S. Army Corps of Engineers will initiate the public comment period for the 404 permit application in the forth quarter of 2011.

As part of the Montanore Project permitting process, the USFS must undertake certain biological assessments and submit draft reports of these assessments to the USFWS for consideration in connection with the USFWS’s biological opinions addressing the impact of the project on threatened and endangered species. The issuance of the biological opinions by the USFWS is required prior to the completion of a record of decision, which is the final step of the federal approval process. The USFS completed draft biological assessments in the second quarter of 2011 and the USFWS continues its review of the same.

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

Quarter Ended September 30, 2011

The Company reported a net loss of $2.8 million for each of the quarters ended September 30, 2011 and 2010.  Operating costs for the third quarter were $0.9 million higher in 2011 compared to 2010, primarily due to the issuance of stock options during the third quarter of 2011.  This was offset by an increase of $0.9 million in the net gain on fair market value of warrant derivatives in the third quarter of 2011 compared to the same period during the prior year.

Nine Months Ended September 30, 2011

The Company reported a net loss for the nine months ended September 30, 2011 of $3.1 million, or $0.11 per share, compared to a loss of $7.4 million or $0.32 per share for the nine months ended September 30, 2010.  The $4.3 million decrease in net loss from 2010 is attributable to the following items: (i) increased general and administrative costs of $0.2 million in 2011, which were primarily the result of increased property evaluation expenditures of $0.1 million and investor relation consulting fees of $0.1 million; (ii) decreased technical services costs of $0.7 million in 2011 principally due to a reduction in consultant fees paid to Mine and Quarry Engineering and the completion of the Grizzly Bear Study in 2010; (iii) gain on sale of available-for sale securities of $2.0 million during 2011; and (iv) an increase of $1.8 million in the net gain on fair market value of warrant derivatives during 2011.

Liquidity

During the nine months ended September 30, 2011, the net cash used for operating activities was approximately $5.1 million, which is $0.1 million less than the same period during the prior year.  We have continued to limit expenditures, including capital expenditures, until the timing for the receipt of the Record of Decision becomes clearer.

We anticipate expenditures of approximately $1.8 million for the final three months of 2011, which we expect to consist of $1.1 million for general and administrative expenses and $0.7 million for permitting, engineering, and geologic studies to finalize the permitting for the Montanore Project. Depending on the amount and rate of progress with our permitting efforts and market conditions, the Company might seek additional financing before the end of 2012.

Off-Balance Sheet Arrangements

As of September 30, 2011, we had no existing off-balance sheet arrangements (as defined under SEC rules) that have, or are reasonably likely to have, a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3.                                                     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

All of our cash balances are held in U.S. dollars and our long term investment certificates of deposit are denominated in U.S. dollars in local and national banking institutions.  We manage the timing of cash required for review of the permitting and engineering of the Montanore Project and for general corporate purposes utilizing our money market account, and we generally invest funds not immediately required in certificates of deposit with varying maturities and fixed early retirement costs of three months interest.  Our policy is to invest only in government securities rated “investment grade” or better.

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

ITEM 4.                                                     CONTROLS AND PROCEDURES

Our management, with the participation of Glenn M. Dobbs, the Company’s President and CEO, and James H. Moore, the Company’s Chief Financial Officer and Treasurer, has evaluated the Company’s disclosure controls and procedures as of September 30, 2011.  Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are designed and were effective as of September 30, 2011 to give reasonable assurances that the information required to be disclosed in the reports that the Company’s files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is also accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2011 that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

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
101

The following financial information from Mines Management Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2011, and December 31, 2010, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2011, and September 30, 2010 and from Inception through September 30, 2011, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011, and September 30, 2010, and from Inception through September 30, 2011 and (iv) the Notes to Consolidated Financial Statements. The information in Exhibit 101 is “furnished” and not “filed,” as provided in Rule 402 of Regulation S-T.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned thereunto duly authorized.

MINES MANAGEMENT, INC.

Date: November 14, 2011	By:	/s/ Glenn M. Dobbs
Glenn M. Dobbs
President and Chief Executive Officer

	By:	/s/ James H. Moore
Date: November 14, 2011		James H. Moore
Chief Financial Officer