Form 10-K
period 2011-12-31
MINES MANAGEMENT INC
filed 2012-03-29
CIK 66649

Use these links to rapidly review the document

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-32047

MINES MANAGEMENT, INC.
(Exact Name of Registrant as Specified in its Charter)

Idaho (State of Incorporation or Organization)	91-0538859 (I.R.S. Employer Identification No.)
905 W. Riverside Avenue, Suite 311 Spokane, Washington (Address of principal executive offices)	99201 (Zip Code)

(509) 838-6050
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value Preferred Stock Purchase Rights	NYSE Amex Equities Exchange

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2011, was approximately $60.1 million based on the closing price of our common stock on the NYSE Amex Equities Exchange of $2.11 per share. The number of shares of our common stock outstanding as of March 29, 2012 was 28,939,110.

DOCUMENTS INCORPORATED BY REFERENCE

         Certain information required for Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference to the Registrant's Definitive Proxy Statement for the 2012 Annual Meeting of Stockholders to be filed no later than April 29, 2012.

FORWARD LOOKING STATEMENTS

        Some information contained in or incorporated by reference into this Annual Report on Form 10-K may contain forward looking statements as defined in the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included in this Annual Report that address activities, events or developments that we expect or anticipate will or may occur in the future are forward-looking statements. These include, but are not limited to, the following:

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

  •
  planned expenditures and cash requirements for 2012;

  •
  efforts to reduce costs, including reducing manpower;

  •
  results of the hydrological model and the effects thereof;

  •
  the search for potential exploration and development opportunities in the mining industry and the chance of success of any exploration project;

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

  •
  obligations under a long-term contract to sell our silver production; and

  •
  the factors discussed under "Risk Factors" in this Annual Report on Form 10-K for the period ending December 31, 2011.

        For a more detailed discussion of such risks and other important factors that could cause actual results to differ materially from those in such forward-looking statements, please see the section entitled "Item 1A. Risk Factors" contained in this Annual Report on Form 10-K for the period ending December 31, 2011. Although we have attempted to identify important factors that could cause actual results to differ materially from those described in forward-looking statements, there may be other factors that cause results not to be as anticipated, estimated or intended. There can be no assurance that these statements will prove to be accurate, as actual results and future events could differ materially from those anticipated in the statements. Except as required by law (e.g. information contained in our subsequent reports filed with the SEC on Forms 10-K, 10-Q and 8-K and any amendments thereto), we assume no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

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
Unpatented mining claim
A parcel of property located on federal lands pursuant to the General Mining Law of 1872 and the requirements of the state in which the unpatented claim is located, the paramount title of which remains with the federal government of the United States. The holder of a valid, unpatented lode mining claim is granted certain rights including the right to explore and mine such claim under the General Mining Law.
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

        The Company's principal mineral property interest, the Montanore Project, is held by its wholly owned subsidiaries, Newhi, Inc. and Montanore Minerals Corp. The Company's properties, including the Montanore property, are currently in the exploration stage; none of its properties are currently in production. The Company has commenced re-permitting of the Montanore Project and is determining its feasibility for development.

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

        Since 2003, we have spent approximately $56.3 million on evaluation and updating of data, including that originating from previous owners, permitting activities, acquisition of equipment, construction of site infrastructure, and development and construction of a dewatering system. As currently planned, the advanced exploration and delineation drilling program includes the following:

  •
  Development and advancement of the Libby adit by 3,000 feet to access the deposit;

  •
  Drifting of approximately 10,000 feet and establishment of drill stations; and

  •
  Diamond core drilling of approximately 50 holes totaling approximately 50,000 feet.

        Results of the drilling program, if successful, would provide data to support the completion of a bankable feasibility study and further optimization of the mine plan. The advanced exploration and delineation drilling program, through completion of a bankable feasibility study, is expected to cost an additional $20.0 to $25.0 million.

        Before we are able to advance the Montanore Project, we must obtain the requisite project approvals and permits from the U.S. Forest Service ("USFS"), the State of Montana Department of Environmental Quality ("MDEQ"), the U.S. Fish and Wildlife Service, and the Army Corps of Engineers. A draft EIS was issued by the USFS and the MDEQ in the first quarter of 2009. After the comment period expired, it was determined by the agencies that a Supplemental Environmental Impact Statement was necessary and this was completed in September 2011. The public comment period for the Supplemental EIS closed in December 2012. The agencies are addressing the final comments with completion scheduled for the second or third quarter of 2012. We anticipate that the permits could be issued by the end of 2012, based on the current published schedule on the USFS website. Until these permits have been received, we will not be able to proceed with the underground evaluation program.

        In addition, we have entered into a binding letter of intent and are completing agreements pursuant to which we could acquire 75% of the La Estrella silver and gold exploration property in Peru, approximately 230 kilometers southeast of Lima. La Estrella is an advanced exploration stage project which contains an epithermal, volcanic-hosted gold-silver system with associated base-metal mineralization. The terms of the agreement allow the Company through its subsidiary, Minera Montanore Peru, SAC, to earn 75% of the La Estrella property by expending $5.0 million over four years on exploration activities and making annual cash payments to Estrella of $100,000 on the first anniversary of execution of the definitive agreements and $200,000 on each of the following anniversaries of such execution until the earn-in has been completed.

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

Employees

        As of March 29, 2012, the Company had eight employees located in Spokane, Washington and seven employees in Libby, Montana. The Company plans to add additional engineering, geological, and operating staff at Libby as the development of our Montanore Project progresses. Outside consultants and contractors are engaged to perform tasks involved in re-permitting the Montanore Project and advancing the adit rehabilitation and drifting. The Company expects to continue to rely on consultants to provide these services in the immediate future.

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

        We are an exploration stage mining company and currently do not have sufficient capital to fully fund the activities needed to establish the economic feasibility of the Montanore Project. Following the common stock offering completed in March 2011, we have approximately $18.7 million of cash, cash equivalents and certificates of deposit on hand as of December 31, 2011. We anticipate that our expenses in 2012 will be approximately $2.0 million for regulatory permitting activities and $6.0 million of general and administrative expenses, assuming that permitting is not completed until the end of 2012. We estimate that, following the completion of permitting, the costs of completing the exploratory drilling program will be approximately $20 to $25 million, plus general and administrative expenses during the period in which the drilling program is being conducted. Uncertainties surrounding the exploratory drilling program and, in particular, the permitting process, could require the project to take longer and cause costs to increase. Our cash in hand will not be sufficient to complete the exploratory drilling program and prepare the bankable feasibility study, and additional financing will be required. We cannot guarantee that we would be able to obtain any such additional financing on commercially reasonable terms or at all, nor can we guarantee that we would be able to fund the activities required to complete a bankable feasibility study. Additional equity funding could be dilutive to existing stockholders. If we fail to obtain the necessary financing when needed, we may not be able to execute our planned activities and we may be forced to abandon exploration and development of, or to sell our interest in, the Montanore Project, which would have a material adverse effect on our growth strategy and our results of operations and financial condition.

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

        In the ordinary course of business, mining companies are required to seek governmental permits for expansion of existing operations or for the commencement of new operations. We are required to obtain numerous permits for our Montanore Project. Obtaining the necessary governmental permits has been, and continues to be, a complex and time-consuming process involving numerous jurisdictions and often involving public hearings and costly undertakings. We have been engaged in renewing or pursuing permits since early 2005, and, under the most favorable timing, could have permits in place by the end of 2012. However, the process is controlled by the governmental agencies, and during the process these agencies have repeatedly missed anticipated deadlines. Obtaining required permits for the Montanore Project may be more difficult due to its location within the Cabinet Wilderness Area, and its proximity to core habitat of certain protected species, including the grizzly bear and bull trout. In addition, a third party is seeking to permit another mining operation near the Montanore Project and if that effort was successful, the impact of that operation on the environment and on wildlife in the area would have to be taken into consideration in our permitting determinations and could make those determinations more difficult. Private groups dedicated to protection of the environment have been active in opposing permitting of projects in and near the Cabinet Wilderness Area.

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

        The duration and success of our efforts to re-permit are contingent upon many variables not within our control. There can be no assurance that we will obtain all necessary permits and, if obtained, that the permitting costs involved will not exceed available funds. Permitting costs through 2011 have been approximately $34 million, and it is possible that the costs and delays associated with the compliance with such standards and regulations could become such that we would not have sufficient funds to proceed with the further exploration, development or operation of a mine at the Montanore Project.

We have a history of losses and we expect losses to continue.

        As an exploration stage company that has no production history, we have incurred losses since our inception and we expect to continue to incur additional losses for the foreseeable future. For the fiscal years ended December 31, 2009, 2010 and 2011, we incurred losses of $9.4 million, $10.7 million and $5.6 million, respectively. As of December 31, 2011, we had a deficit accumulated during the exploration stage of $63.0 million. There can be no assurance that we will achieve or sustain profitability in the future.

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

        If we discover ore at the Montanore Project or at the La Estrella Property, we expect that it would be several additional years from the initial phases of exploration until production is possible. During this time, the economic feasibility of production could change as a result of changes in commodity prices or other issues. As a result of these uncertainties, there can be no assurance that our exploration programs will result in proven and probable reserves in sufficient quantities to justify commercial operations at the Montanore Project or at any other exploration project.

Operation of a mine at the Montanore site will depend on our ability to recruit and retain qualified employees.

        If our exploration efforts at Montanore site are successful and we are able to raise the necessary external financing to develop and construct the Montanore Project, our ability to conduct mining operations will depend in part upon our ability to attract, compensate and retain a sufficient number of qualified employees, including executive officers, managers, employees and other personnel knowledgeable about the mining business. Qualified individuals of the requisite caliber and number needed to fill these positions may be in short supply in areas near the Montanore Project, and the challenges in attracting and relocating qualified employees to the Montanore site may be considerable. If we are unable to hire and retain employees to operate our mine, any planned commencement of mining operations in the future would be delayed. Furthermore, increases in labor costs due to the competition for qualified employees and hiring employees represented by labor unions could render mining operations at Montanore uneconomical. Any such delays or any increases in labor costs could have a material adverse effect on our business and financial condition.

Our future profitability, if any, and our ability to finance the development of the Montanore Project, will be affected by changes in the prices of metals.

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

  •
  speculative activities and producer hedging activities;

  •
  expectations for inflation;

  •
  political and economic conditions; and

  •
  supply of, and demand for, consumables required for production.

        The aggregate effect of these factors on metals prices is impossible for us to predict. Future weakness in the global economy and decreases in metals prices could adversely affect our ability to finance the exploration and development of our properties, which would have a material adverse effect on our financial condition and results of operations and cash flows. There can be no assurance that metals prices will not decline. During the five-year period ended December 31, 2011, the high and low settlement prices for silver and copper were approximately $48.70 and $8.88 per ounce and $4.62 and $1.24 per pound, respectively.

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

        Although we have posted bonds with the State of Montana to cover expected future mine reclamation costs, there is no guarantee that the amount of these bonds will satisfy the environmental regulations and requirements in effect at the time of reclamation. Should government regulators determine that additional reclamation work is required, we may be required to fund this work, which could have a material adverse effect on our financial position.

The title to some of our properties may be uncertain or defective.

        Although the Montanore deposit is held by patented mining claims, a significant portion of our holdings consist of unpatented lode and millsite claims. Certain of our United States mineral and surface use rights consist of "unpatented" mining and millsite claims created and maintained in accordance with the U.S. General Mining Law of 1872, or the General Mining Law. Unpatented mining and millsite claims are unique U.S. property interests, and are generally considered to be subject to greater title risk than other real property interests because the validity of unpatented mining and millsite claims is often uncertain. This uncertainty arises, in part, out of the complex federal and state laws and regulations that supplement the General Mining Law. Also, unpatented mining and millsite claims and related rights, including rights to use the surface, are subject to possible challenges by third parties or contests by the federal government. The validity of an unpatented mining or millsite claim, in terms of both its location and its maintenance, is dependent on strict compliance with a complex body of federal and state statutory and decisional law. In addition, there are few public records that definitively control the issues of validity and ownership of unpatented mining and millsite claims. We have not filed a patent application for any of our unpatented mining and millsite claims that are located on federal public lands in the United States and, under current law and possible future legislation to change the General Mining Law, patents may be difficult to obtain. The Company has obtained a title opinion on the patented mining claims covering the Montanore deposit, but not on all of its patented mining claims. The Company has not obtained title opinions on any of its unpatented mining or millsite claims.

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

        In addition, in 2009, a consortium of environmental groups recently filed a lawsuit in the United District Court for the District of Columbia against the Department of the Interior, the Department of Agriculture, the Bureau of Land Management, or BLM, and the USFS, asking the court to order the BLM and USFS to adopt the five-acre millsite limitation. That lawsuit also asks the court to order the BLM and the USFS to require mining claimants to pay fair market value for their use of the surface of federal lands where those claimants have not demonstrated the validity of their unpatented mining claims and millsites. If the plaintiffs in that lawsuit prevailed, that could have an adverse impact on our ability to use our unpatented millsites for facilities ancillary to our mining activities, and could significantly increase the cost of using federal lands at the Montanore Project for such ancillary facilities.

        In recent years, the U.S. Congress has considered a number of proposed amendments to the General Mining Law, as well as legislation that would make comprehensive changes to the law. Although no such legislation has been adopted to date, there can be no assurance that such legislation will not be adopted in the future. If adopted, such legislation could, among other things, (i) adopt the millsite limitation discussed above, (ii) impose time limits on the effectiveness of plans of operation that may not coincide with mine life, (iii) impose more stringent environmental compliance and reclamation requirements, (iv) establish a mechanism that would allow states, localities and Native American tribes to petition for the withdrawal of identified tracts of federal land from the operation of the General Mining Law, (v) allow for administrative determinations that mining would not be allowed in situations where undue degradation of the federal lands in question could not be prevented, and (vi) impose royalties on silver and copper production from unpatented mining claims located on federal lands or impose fees on production from patented mining claims. Further, it could have an adverse impact on earnings from our operations, could reduce estimates of any reserves we may establish and could curtail our future exploration and development activity on federal lands or patented claims.

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

        Our common stock is listed on the NYSE Amex and the Toronto Stock Exchange, or TSX. Securities of small-cap companies such as ours have experienced substantial volatility in the past, often based on factors unrelated to the financial performance or prospects of the companies involved. These factors include macroeconomic developments in North America and globally and market perceptions of the attractiveness of particular industries. This volatility has been exacerbated in recent years because of global economic and political disruptions and natural disasters. Our share price is also likely to be significantly affected by short-term changes in silver and copper prices or in our liquidity, financial condition or results of operations as reflected in our quarterly earnings reports. Over the last three years, the closing price of our common shares as reported on the NYSE Amex has fluctuated from a low of $1.15 per share to a high of $4.30 per share. Other factors unrelated to our performance that could have an effect on the price of our common stock include the following:

  •
  volatility in metal prices;

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

  •
  a substantial decline in our stock price that persists for a significant period of time could cause our securities to be delisted from the NYSE Amex and the TSX, further reducing market liquidity; and

  •
  news reports relating to trends in our industry or general economic conditions.

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

        As of December 31, 2011, we had 28,739,110 shares outstanding. As of that date, there were (i) options outstanding to purchase up to 3,601,000 shares of common stock at a weighted average exercise price of $1.86 per share and (ii) warrants outstanding to purchase 5,524,048 shares at a weighted average exercise price of $4.53 per share (2,105,748 shares at an exercise price of $2.56 and 3,418,300 shares at an exercise price of $5.75 per share). The warrants are scheduled to expire on April 20, 2012.

        Historically, we have repriced stock options when the exercise price falls $1.00 or more below the prevailing market price of our common stock, but as of January 1, 2010, the Company no longer reprices stock options. 669,000 additional shares of common stock (520,000 in Consultant Stock Compensation Plan and 149,000 in the 2007 Equity Incentive Plan) are available for issuance under our stock option plans, and we plan to propose to stockholders adoption of a new employee stock option plan, which will provide for 3 million additional shares of common stock being available for officers, directors, employees, and consultants. If we issue additional options or warrants, or if currently outstanding options or warrants to purchase our common stock are exercised, the investments of our shareholders would be further diluted. In addition, the potential for exercise of a significant number of options and warrants can have a depressive effect on the market price for our common stock.

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

        Certain provisions of our articles of incorporation and bylaws and of Idaho law could discourage, delay or prevent a merger, acquisition, or other change of control that shareholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares of common stock of our company. Specifically, our articles of incorporation divides our board of directors into three classes having staggered terms of office. This may prevent or frustrate attempts by our shareholders to replace or remove our management. We have also implemented a shareholders rights plan, also called a "poison pill", which would substantially reduce or eliminate the expected economic benefit to an acquirer from acquiring us in a manner or on terms not approved by our board of directors. In addition, our board of directors is able to issue new series of preferred stock from time to time without stockholder approval that could affect the voting power of our common stock and have dividend and liquidation preferences that could negatively affect the value of the common stock. These and other impediments to a third party acquisition or change of control could limit the price investors are willing to pay in the future for shares of our common stock. Our board of directors has also approved employment agreements with certain of our executive officers that include change of control provisions that provide severance benefits in the event that their employment terminates involuntarily without cause or for good reason within twelve months after a change of control of us. These agreements could affect the consummation of and the terms of a third party acquisition. We are also subject to provisions of Idaho law that could have the effect of delaying, deferring or preventing a change in control of our company. One of these provisions prevents us from engaging in a business combination with any interested shareholder for a period of three years from the date the person becomes an interested shareholder, unless specified conditions are satisfied.

There are differences in U.S. and Canadian requirements for reporting of resources and mineralization, and we utilized the Canadian reporting of resources in our recent Preliminary Economic Assessment, or PEA. Some information required by Canadian reporting is not permitted under SEC guidelines.

        The mineralization figures presented in this Annual Report on Form 10-K are based upon estimates made by independent geologists. U.S. reporting requirements for disclosure of mineral properties are governed by SEC Industry Guide 7. Although we are a U.S. company traded on the NYSE Amex, we also report in Canada estimates of resources that are prepared in accordance with Canadian standards because we are also traded on the Toronto Stock Exchange and are thus subject to Canadian reporting requirements. These resource estimates were prepared in accordance with standards of the Canadian Institute of Mining, Metallurgy and Petroleum referred to in Canadian National Instrument 43-101, commonly known as NI 43-101. In early 2011, we completed a Preliminary Economic Assessment, or PEA, that was prepared in accordance with NI 43-101 reporting standards.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS.

        None.

ITEM 2.    PROPERTIES.

        The significant properties in which the Company has an interest are described below.

Montanore Property

        The Montanore Project is located in Sanders and Lincoln Counties in northwestern Montana and consists of two patented mining claims and approximately 825 unpatented mining claims. The mining claims are owned by the Company and are held subject to a $140 per claim annual payment to the federal government.

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

        The Company's property holdings for operational access and infrastructure support for the Montanore Project are located to the east of the deposit, south of the town of Libby, and are accessed from Libby by about 16 miles of secondary road up Libby Creek. The apex of the deposit can be reached from Noxon, the nearest town, by taking State Highway 200 about 2 miles to the east and then north about 5 miles on a secondary graveled road to the junction of the west and east forks of Rock Creek. From this point it is about a 4-mile hike up a Jeep trail behind a locked USFS gate to the deposit outcrop. The deposit outcrops near the border of, and lies entirely within, the Cabinet Wilderness Area. Because any future mining of the deposit would take place underground and the Company has access to the deposit from outside the Cabinet Wilderness Area (our patented mining claims and certain other mineral rights predate the wilderness area designation), we do not believe that any future mining or associated surface activity would have a material impact on the wilderness area.

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

        "Mineralized material" as used in this Annual Report on Form 10-K, although permissible under SEC's Industry Guide 7, does not indicate "reserves" by SEC standards. We cannot be certain that any part of the mineralized material at Montanore will ever be confirmed or converted into SEC Industry Guide 7 compliant "reserves." Investors are cautioned not to assume that all or any part of the mineralized material will ever be confirmed or converted into reserves or that mineralized material can be economically or legally extracted.

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

        Concurrent with dewatering, we started rehabilitating the adit, which involves, among other activities, scaling the walls, installing new roof bolts and extending electricity, ventilation and dewatering infrastructure into the adit. Power for the planned evaluation drilling program will be provided by three on-site Cummins 800 KW generators. In the fourth quarter of 2006, we purchased a site generator and erected a warehouse building at the Libby adit site, along with an office and employee change facility. In 2007, an initial order of electrical supplies, ventilation material, pumping equipment, and ground control roof bolts and supplies was delivered to the site. Construction of a dry storage structure for inventory was completed in the fall of 2007. The initial fleet of surface equipment and underground equipment was purchased at a cost in excess of $6 million and delivered in the third and fourth quarters of 2007. During 2008, we added six additional staff and purchased additional equipment. Construction of the sumps has allowed us to test most of the mining equipment that will be used during the adit advancement and future exploration activities. To date, infrastructure placed in the decline includes a refuge chamber, mine power center and temporary pump station, along with the previously installed sumps and pumping system at the 700 ft. location. On April 30, 2009, SMD was demobilized, and the decline is now in a standby mode, until the environmental review process is complete. We are prohibited from doing further work in the adit until the USFS approves an operating plan for Montanore. Total costs for Stage 1 activities are approximately $7.3 million, of which approximately $5.8 million had been spent by December 31, 2011.

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

Permitting and Environmental

        Approval by regulatory agencies will be required before the Montanore Project can proceed with exploration and project development. The agencies that are involved with the major permits include the U.S. Forest Service ("USFS"), Montana Department of Environmental Quality ("MDEQ"), U.S. Army Corps of Engineers ("USACE"), and the U.S. Fish and Wildlife Service ("USFWS"). There are other permits required, such as water rights, which will involve other agencies.

        In 2004, the USFS and the MDEQ began a joint review of the Montanore Project. As part of this process, the USFS and MDEQ completed a draft environmental impact statement ("DEIS") in March 2009, evaluated the environmental impacts of the project, circulated the DEIS to the Environmental Protection Agency ("EPA") and to the public for comment. Based on comments concerning the transmission lines alternatives presented in the DEIS, the USFS and MDEQ selected their preferred alternative for the transmission line location. The USFS and MDEQ required preparation of a supplemental draft environmental impact statement ("SDEIS") to address certain issues related to the Montanore Project, including wetlands mitigation, water quality analyses, and the placement and impact of the transmission line. The SDEIS was completed in September of 2011. The public was given an extended review and comment period, which was closed late in December 2011.

        As part of the development of a final EIS and the determination of the agencies' preferred alternatives, the USACE must complete an analysis of potential project discharges of dredged or fill material into waters of the United States, including wetlands. Such discharges are regulated by Section 404 of the Clean Water Act which requires a permit before dredged or fill material may be discharged and is required for the construction of the tailings facility. The USACE determined that the 404 permit application submitted by the Company for the tailings impoundment site, including a related off-site wetlands mitigation measure, was complete and advanced the permitting review process for this permit. The USACE has determined that our proposed tailings site is the Least Environmentally Damaging Practicable Alternative, which is the first step in this 404 permit approval process. As part of their effort, they published a public notice of the intent to review and process the Company's permit application in December 2011. The public comment period was completed February 2012. The Company is working closely with the USACE to more closely review the jurisdictional aspect of small drainages within the proposed tailings impoundment area as they relate to waters of the United States. This determination is required for completion of this permitting process.

        The agencies continue to incorporate analyses and new technical data generated by the environmental impact statement contractor and the Company. With the completion of the SDEIS, the agencies will now combine comments generated by the public and EPA in response to the DEIS and the SDEIS and formulate a Final Environmental Impact Statement (FEIS). With the 404 permitting process as well as the USFS and MDEQ on-going review, work continues to refine mitigation and information to support the development of the FEIS.

        The Company's consultants completed extensive field work in 2011 to support aquatic habitat characteristic of the impoundment area. This information is important to establishing wetland mitigation and the preparation of the FEIS. This field work also provides information to support agency responses to comments.

        As part of our permitting process, the USFS must undertake certain biological assessments and submit draft reports of these assessments to the USFWS for consideration in connection with the USFWS's biological opinions addressing the impact of the project on threatened and endangered species, including grizzly bear and bull trout. The issuance of the biological opinions by the FWS is required prior to the completion of a record of decision. The USFS completed a Biological Assessment in July 2011 and submitted it to the USFWS as part of the consultation process. For various reasons, the USFWS has not responded to the proposed Biological Assessment. We are working with the USFS and USFWS to resolve the staffing issue so the Biological Assessment can proceed.

        Issuance of a record of decision ("ROD") by the USFS approving the proposed Mine Plan of Operations is the final step of the federal approval process and can occur only after the final USFWS biological opinion, the 404 dredge and fill discharge permit, and the FEIS have been issued. Following the ROD, the other agencies would be expected to issue their permits relating to mine development activities, including amendments to the hard rock mining permit and the MPDES permit, over a 6 month period. Once the USFS issues a ROD, we would be authorized to commence our planned advanced exploration and delineation drilling program. No further authorization would be required by the State of Montana for the exploration program, which received State approvals in 2006.

        Based on the estimated timing of the SDEIS and issuance of the biological opinions, we believe that the agencies could issue a record of decision before the end of 2012. While we are providing information to the various state and federal agencies when requested and are actively engaged in working with such agencies, most of the timing issues surrounding the issuance of the EIS, biological opinions and environmental permits are beyond our control. Accordingly, no assurance can be given regarding the timing of the issuance of permits and approvals.

Engineering

        In May 2006, McIntosh Engineering and Hatch Ltd. completed a Cost Update Study and generated a draft report for the Montanore Project. This report included engineering optimization, engineering review, cost updates, mine planning, and other aspects of the project. The report also provided additional optimization opportunities that will be evaluated as part of the on-going internal engineering work currently underway.

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

        Engineering refinement and geology work continues at the Montanore site using existing information. Geology confirmation mapping was begun with the advance of the rehabilitation down the decline. Currently, hydrological studies are being carried out for the creation of a hydrological model for the rock formations being crossed by the decline. Ongoing optimization and trade-off studies will help prepare assumptions that will be used in development of a feasibility study on the Montanore Project.

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

        On February 3, 2011, the PEA was filed in Canada in accordance with Canadian National Instrument 43-101—Standards of Disclosure for Mineral Projects. The technical report summarizing the results of the PEA was prepared by or under the supervision of Mr. Chris Kaye and Mr. Geoffrey Challiner of Mine and Quarry Engineering Services, Inc. of San Mateo, California, each of whom is an independent "Qualified Person," as such term is defined in Canadian National Instrument 43-101. The PEA filed in Canada is not part of this Annual Report on Form 10-K.

Description of Royalties on our Patented Mining Claims

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

Potential Acquisitions

        We are continually seeking potential acquisitions, and have engaged from time to time in discussions with companies conducting mining operations or owners of mining properties or projects. The acquisition targets vary in many respects, but most relate to the mining of precious metals. See "Risk Factors—Acquisitions and business integration issues will expose us to risks" above.

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

        In addition, we have entered into a binding letter of intent and are completing agreements pursuant to which we could acquire 75% of the La Estrella silver and gold exploration property in Peru, approximately 230 kilometers southeast of Lima. La Estrella is an advanced exploration stage project which contains an epithermal, volcanic-hosted gold-silver system with associated base-metal mineralization. The terms of the agreement allow the Company through its subsidiary, Minera Montanore Peru, SAC, to earn 75% of the La Estrella property by expending $5.0 million over four years on exploration activities and making annual cash payments to Estrella of $100,000 on the first anniversary of execution of the definitive agreements and $200,000 on each of the following anniversaries of such execution until the earn-in has been completed.

ITEM 3.    LEGAL PROCEEDINGS.

        None.

ITEM 4.    MINE SAFETY DISCLOSURES.

        Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

        Our common stock commenced trading on the AMEX (now the NYSE Amex Equities) under the symbol, "MGN," on March 24, 2004. On January 10, 2006, the Company's common stock began trading on the Toronto Stock Exchange (TSX) under the symbol "MGT."

        The following table shows the high and low closing sales prices for our common stock for each quarter since January 1, 2010. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. On March 28, 2012, the closing price of the Company's common stock was $1.66 on the NYSE Amex and CDN $1.68 on the TSX.

	NYSE Amex		Toronto Stock Exchange
Fiscal Year	High	Low	High	Low
	($)		(CDN$)
2012:
First Quarter (through March 28, 2012)	2.20	1.66	2.21	1.68
2011:
Fourth Quarter	2.82	1.42	2.75	1.51
Third Quarter	2.36	1.40	2.24	1.44
Second Quarter	3.18	1.92	3.06	1.90
First Quarter	4.30	2.34	4.04	2.32
2010:
Fourth Quarter	4.18	2.14	4.12	2.23
Third Quarter	2.36	1.49	2.33	1.56
Second Quarter	2.84	1.76	2.82	1.90
First Quarter	3.29	2.45	3.38	2.57

        As of March 28, 2012 there were approximately 600 shareholders of record of our common stock and approximately 6,000 additional shareholders whose shares are held through banks, brokerage firms or other institutions.

        We have never paid dividends and anticipate that future earnings, if any, will be retained to finance growth and development of our business.

Unregistered Sales of Equity Securities

        Not applicable.

Securities Authorized for Issuance Under Equity Compensation Plans

        The following information is provided as of December 31, 2011:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a)) (c)
Equity compensation plans approved by shareholders	3,601,000	$1.86	669,000
Equity compensation plans not approved by shareholders	—	—	—
Total	3,601,000	$1.86	669,000

ITEM 6.    SELECTED FINANCIAL DATA.

        Not applicable.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        The following discussion and analysis is provided as a supplement to, and should be read in conjunction with, our financial statements, the accompanying notes ("Notes") and other information appearing in this Annual Report on Form 10-K. As used in this Annual Report, unless the context otherwise indicates, references to the "Company," "we," "our," "ours," and "us" refer to Mines Management, Inc. and its subsidiaries collectively.

Overview

Recent Events

  •
  On April 4, 2011, the Company completed an underwritten public offering of 5,120,000 shares of common stock that yielded net proceeds of approximately $13.8 million. The Company intends to use the net proceeds for advancement of the permitting process for its Montanore Project, the commencement of the Company's planned delineation drilling program, which will include advancement of the adit, establishment of drilling stations and commencement of exploratory drilling, and for general corporate purposes, including possible acquisition and exploration of new mining properties.

  •
  Mine and Quarry Engineering Services, Inc. of San Mateo, California ("MQES") finalized the Technical Report entitled "Technical Report: Preliminary Economic Assessment, Montanore Project, Montana, USA prepared for Mines Management, Inc." dated February 3, 2011 ("PEA"), which was filed with Canadian securities regulators in accordance with Canadian National Instrument 43-101—Standards of Disclosure for Mineral Projects ("NI 43-101").

  •
  The Company sold marketable equity securities during March 2011, resulting in gross proceeds of $3.8 million and realized a gain of $2 million.

  •
  The USFS and the MDEQ continued their environmental review of the Montanore Project and of the responses to comments received from the public and from EPA, and issued the Supplemental Draft Environmental Impact Study ("SDEIS") in late September 2011. The comment period of the SDEIS was completed on December 21, 2011 and the responses are being incorporated in the final document.

  •
  The Company continued meetings with federal and state agencies, Montana legislators, and local Lincoln County, Montana Commissioners, City of Libby officials, business leaders and community members and kept them informed of the project status.

  •
  The Company announced that its Montanore Silver-Copper Project has been awarded the Sentinels of Safety Certificate of Achievement in Safety for the calendar year 2010. Montanore Minerals Corporation, the Company's wholly owned subsidiary, received the state award for outstanding safety performance in the category of small underground metal mines in the Rocky Mountain District.

  •
  The Company has signed a letter of intent and is completing agreements with Estrella Gold Corp. ("EGC") for an option to acquire 75% of the La Estrella gold and silver exploration property located in central Peru.

  •
  The Company continued its program to reduce expenditures and conserve cash pending the completion of permitting.

  •
  Cash and investment position remained strong at $18.7 million as of December 31, 2011.

        At December 31, 2011, the balance of our cash and unrestricted certificates of deposit remained strong at over $18.7 million. Our net cash expenditures for operating activities for 2011 totaled $6.9 million. Cash outlays were less than projected due to delays in the USFS approval of our EIS and the cessation of adit rehabilitation and dewatering until permits are received. Our cash position was augmented by the $13.8 million of net proceeds received from the common stock offering completed in April 2011. In 2012, we plan to continue to focus on planning for our exploration and delineation drilling program at the Montanore Project pending the final permitting approvals. The completion of the 2011 financings will provide sufficient cash to complete the permitting process and initiate the adit rehabilitation and drill station development. Additional financing will be required to complete the evaluation drilling program and a bankable feasibility study. Development activities could be deferred if the permitting process is delayed or if commodity prices make the project difficult to finance or increase the cost of such financing.

        The Company signed a letter of intent and are completing agreements pursuant to which we could acquire 75% of the La Estrella silver and gold exploration property in Peru by expending $5.0 million over four years. The Company plans to start the initial $400,000 drilling program in April 2012. The drilling program is fully permitted and will consist of eight to ten holes ranging from 200 to 300 meters each with completion slated for late summer 2012. The program will also include soil surveys over selected areas and the current geophysics data will be extended approximately 1 kilometer to the south.

Financial and Operating Results

        We reported a net loss for the year ended December 31, 2011 of $5.6 million or $0.20 per share compared to a loss of $10.7 million or $0.46 per share for the year ended December 31, 2010. The decrease of $5.1 million in net loss between 2011 and 2010 was comprised of a net reduction in project and administrative expenses of $0.2 million, a decrease of $0.2 million in non-cash stock option expenses, and a decrease of $4.7 million in other (income) expense described below. The following table summarizes expenditures by category and year:

	Expense Summary
Expenditures	2011	2010
	(millions)
Montanore Project Expense	$2.9	$3.7
Administrative Expense	$3.9	$3.3
Depreciation	$1.0	$1.0
Non Cash Stock Option Expense	$1.6	$1.8
Other (Income) Expense	$(3.8)	$0.9

        Montanore Project Expense includes exploration, fees, filing and licenses, and technical services, including environmental, engineering and permitting expense. Montanore Project Expense decreased by $0.8 million during 2011 compared to 2010 because of the following items: (i) $0.5 million in consultant fees paid to MQES to conduct the PEA during 2010, and (ii) $0.3 million paid for the grizzly bear study conducted during 2010.

        Administrative Expense, which includes general overhead and office expense, legal, accounting, compensation, rent, taxes, and investor relations expense, increased in 2011 by $0.6 million. This increase included the following items: (i) an increase in investor and public relations expenditures of $0.2 million, (ii) an increase in expenditures related to the evaluation of mineral properties of $0.2 million, and (iii) an increase in salaries and bonuses of $0.2 million.

        Non-Cash Stock Option Expense (which is included in general and administrative and technical services expenses in our statement of operations) decreased by $0.2 million during 2011 primarily because the fair value of the options granted during 2011 was lower than those granted during 2010.

        The $4.7 million increase in Other (Income) Expense includes a change in the fair market value of warrant derivatives of $2.7 million and a realized gain on the sale of marketable securities of $2.0 million during 2011.

Liquidity and Capital Resources

        At December 31, 2011, our aggregate cash, short term investments, and long term investments totaled $18.7 million compared to $10.1 million at December 31, 2010. Cash flows provided by financing activities were $15.3 million in 2011 primarily due to the public offering completed during the year compared to $0.5 million in proceeds from stock options and warrants exercised during 2010. The net cash used for operating activities during 2011 was $6.9 million, which consisted primarily of permitting, environmental, exploration, and engineering expenses for the Montanore Project and general and administrative expenses, compared with $6.7 million of cash used for operating activities in 2010. Cash provided by investing activities for 2011 was $3.8 million of proceeds from the sale of marketable securities compared with $4.9 million in 2010 primarily from the early withdrawal of funds from a certificate of deposit. The net increase in cash and cash equivalents for the year ending December 31, 2011 was $12.3 million.

        We anticipate expenditures in 2012 of approximately $8.5 million, which we expect will consist of (i) $1.5 million in each quarter for ongoing operating and general administrative expenses, (ii) $0.5 million in each quarter for permitting, engineering and geologic studies to finalize our permitting of the Montanore Project, and (iii) $0.5 million on exploration at La Estrella during 2012. We should have enough cash on hand to fund ongoing environmental, engineering, permitting and general administrative expenses for years 2012 and 2013. Additional financing, however, will be required to complete the evaluation drilling program and a bankable feasibility study at the Montanore

Project and increased exploration efforts at the La Estrella property in 2013, which decision will be based on 2012 drilling results.

Off Balance Sheet Arrangements

        We have no off balance sheet arrangements.

Table of Contractual Obligations

        Not applicable.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        Not applicable.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        The consolidated financial statements for the years ended December 31, 2011 and 2010 are included in this Annual Report on Form 10-K as set forth below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of
Mines Management, Inc. and Subsidiaries

        We have audited the accompanying consolidated balance sheets of Mines Management, Inc. and subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended and for the period from inception of the exploration stage (August 12, 2002) through December 31, 2011. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mines Management, Inc. and subsidiaries as of December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for the years then ended and for the period from the inception of the exploration stage (August 12, 2002) through December 31, 2011 in conformity with U.S. generally accepted accounting principles.

/s/ Tanner LLC
Salt Lake City, Utah
March 29, 2012

Mines Management, Inc. and Subsidiaries (An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
Assets
CURRENT ASSETS:
Cash and cash equivalents	$17,121,800	$4,866,840
Interest receivable	13,702	33,038
Prepaid expenses and deposits	207,285	175,281
Certificates of deposit	1,559,361	1,519,797

Total current assets	18,902,148	6,594,956

PROPERTY AND EQUIPMENT:
Buildings and leasehold improvements	836,454	836,454
Equipment	6,450,089	6,450,089
Office equipment	330,356	330,356

	7,616,899	7,616,899
Less accumulated depreciation	4,438,799	3,430,497

	3,178,100	4,186,402

OTHER ASSETS:
Available-for-sale securities	13,276	3,720,994
Reclamation deposits	1,236,846	1,236,846

	1,250,122	4,957,840

	$23,330,370	$15,739,198

Liabilities and Stockholders' Equity
CURRENT LIABILITIES:
Accounts payable	$370,723	$602,930
Payroll and payroll taxes payable	17,631	20,423
Warrant derivatives	357,977	2,076,242

Total current liabilities	746,331	2,699,595

LONG-TERM LIABILITIES:
Asset retirement obligation	435,171	414,601

Total liabilities	1,181,502	3,114,196

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock—no par value, 10,000,000 shares authorized; -0- shares issued and outstanding	—	—
Common stock—$0.001 par value, 100,000,000 shares authorized; 28,739,110 and 23,342,097 shares issued and outstanding, respectively	28,739	23,342
Additional paid-in capital	86,224,400	69,228,130
Accumulated deficit	(1,117,306)	(1,117,306)
Deficit accumulated during the exploration stage	(62,989,076)	(57,403,645)
Accumulated other comprehensive income	2,111	1,894,481

Total stockholders' equity	22,148,868	12,625,002

	$23,330,370	$15,739,198

See accompanying notes to consolidated financial statements.

Mines Management, Inc. and Subsidiaries (An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

			From Inception of Exploration Stage August 12, 2002 Through December 31, 2011
	Years Ended December 31,
	2011	2010
REVENUE:
Royalties	$19,640	$16,839	$120,071

OPERATING EXPENSES:
General and administrative	4,801,994	4,322,560	29,721,555
Technical services and exploration	2,801,655	3,658,927	26,946,876
Depreciation	1,008,302	1,022,413	4,452,582
Legal, accounting, and consulting	543,946	542,632	4,245,862
Fees, filing, and licenses	297,037	231,740	2,566,818
Impairment of mineral properties	—	—	504,492

Total operating expenses	9,452,934	9,778,272	68,438,185

LOSS FROM OPERATIONS	(9,433,294)	(9,761,433)	(68,318,114)

OTHER INCOME (LOSS):
Gain (loss) from warrant derivatives	1,718,265	(1,058,398)	118,404
Gain on sale of available-for-sale securities	2,005,904	—	2,005,904
Interest income, net	123,694	150,301	3,204,730

	3,847,863	(908,097)	5,329,038

NET LOSS	$(5,585,431)	$(10,669,530)	$(62,989,076)

NET LOSS PER SHARE (basic and diluted)	$(0.20)	$(0.46)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (basic and diluted)	27,700,144	23,114,812

See accompanying notes to consolidated financial statements.

Mines Management, Inc. and Subsidiaries (An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FROM INCEPTION (AUGUST 12, 2002) THROUGH DECEMBER 31, 2011

			Issuable Common Stock				Deficit Accumulated During the Exploration Stage
	Common Stock							Accumulated Other Comprehensive Income
					Additional Paid-in Capital	Accumulated Deficit
	Shares	Amount	Shares	Amount					Total
BALANCES, AUGUST 12, 2002 (Inception of exploration stage)	5,316,956	$5,317	90,000	$22,500	$1,495,998	$(1,117,306)	$—	$846	$407,355
Issuable common stock issued	90,000	90	(90,000)	(22,500)	22,410	—	—	—	—
Common stock issued for cash	14,515,912	14,517	—	—	55,400,354	—	—	—	55,414,871
Exercise of stock options and warrants	2,613,820	2,614	—	—	3,356,004	—	—	—	3,358,618
Stock-based compensation	380,000	380	—	—	7,110,340	—	—	—	7,110,720
Issuance of stock for Heidelberg shares	27,995	27	—	—	(27)	—	—	—	—
Cumulative adjustment for warrant derivative	—	—	—	—	(476,381)	—	—	—	(476,381)
Comprehensive loss:
Adjustment to net unrealized loss on marketable securities	—	—	—	—	—	—	—	(581,462)	(581,462)
Net loss	—	—	—	—	—	—	(46,734,115)	—	(46,734,115)

Comprehensive loss									(47,315,577)

BALANCES, DECEMBER 31, 2009	22,944,683	22,945	—	—	66,908,698	(1,117,306)	(46,734,115)	(580,616)	18,499,606
Exercise of stock options and warrants	397,247	397	—	—	494,656	—	—	—	495,053
Stock-based compensation	—	—	—	—	1,824,776	—	—	—	1,824,776
Issuance of stock for Heidelberg shares	167	—	—	—	—	—	—	—	—
Comprehensive loss:
Adjustment to net unrealized gain on marketable securities	—	—	—	—	—	—	—	2,475,097	2,475,097
Net loss	—	—	—	—	—	—	(10,669,530)	—	(10,669,530)

Comprehensive loss									(8,194,433)

BALANCES, DECEMBER 31, 2010	23,342,097	23,342	—	—	69,228,130	(1,117,306)	(57,403,645)	1,894,481	12,625,002
Exercise of stock options and warrants	277,013	277	—	—	296,897	—	—	—	297,174
Stock-based compensation	—	—	—	—	1,664,173	—	—	—	1,664,173
Common stock issued for cash	5,120,000	5,120	—	—	15,035,200	—	—	—	15,040,320
Comprehensive loss:
Adjustment to net unrealized gain on marketable securities	—	—	—	—	—	—	—	113,534	113,534
Reclassification to realized gain upon sale of marketable securities								(2,005,904)	(2,005,904)
Net loss	—	—	—	—	—	—	(5,585,431)	—	(5,585,431)

Comprehensive loss									(7,477,801)

BALANCES, DECEMBER 31, 2011	28,739,110	$28,739	—	$—	$86,224,400	$(1,117,306)	$(62,989,076)	$2,111	$22,148,868

See accompanying notes to consolidated financial statements.

Mines Management, Inc. and Subsidiaries (An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

			From Inception of Exploration Stage August 12, 2002 Through December 31, 2011
	Years Ended December 31,
	2011	2010
Increase (Decrease) in Cash and Cash Equivalents
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,585,431)	$(10,669,530)	$(62,989,076)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,664,173	1,824,776	10,599,669
Stock received for services	—	—	(11,165)
Depreciation	1,008,302	1,022,413	4,452,582
Initial measurement of asset retirement obligation	—	—	344,187
Accretion of asset retirement obligation	20,570	19,702	90,984
Gain on sale of available-for-sale investments	(2,005,904)	—	(2,005,904)
Loss (gain) from warrant derivatives	(1,718,265)	1,058,398	(118,404)
Impairment of mineral properties	—	—	504,492
Changes in assets and liabilities:
Interest receivable	19,336	31,926	(13,702)
Prepaid expenses and deposits	(32,004)	(6,321)	(267,696)
Accounts payable	(232,207)	56,900	370,559
Payroll and payroll taxes payable	(2,792)	1,977	14,451

Net cash used in operating activities	(6,864,222)	(6,659,759)	(49,029,023)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(20,133)	(7,664,268)
Proceeds from disposition of property and equipment	—	—	35,423
Proceeds (purchase) of certificates of deposit	(39,564)	4,961,510	(2,735,295)
Net proceeds from sale of available-for-sale securities	3,821,252	—	2,005,904
Increase in mineral properties	—	—	(144,312)

Net cash provided by (used in) investing activities	3,781,688	4,941,377	(8,502,548)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of common stock	15,337,494	495,053	74,606,036

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	12,254,960	(1,223,329)	17,074,465
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,866,840	6,090,169	47,335

CASH AND CASH EQUIVALENTS, END OF PERIOD	$17,121,800	$4,866,840	$17,121,800

SUPPLEMENTAL INFORMATION:
Interest paid	$—	$—	$65,768

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Unrealized gains on available-for-sale securities	$—	$2,475,097	$2,111

See accompanying notes to consolidated financial statements.

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Organization:

        Mines Management, Inc. (the Company) is a publicly held Idaho corporation incorporated in 1947. The Company acquires, explores, and develops mineral properties in North and South America.

Summary of Significant Accounting Policies:

a.    Principles of consolidation

        The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and include the accounts of Mines Management, Inc., and its wholly-owned subsidiaries, Newhi, Inc., Montanore Minerals Corp., Montmin Resources Corp., and Minera Montanore Peru, SAC. Intercompany balances and transactions have been eliminated.

b.    Exploration Stage Enterprise

        Since the Company is in the exploration stage of operation, the Company's financial statements are prepared in accordance with the provisions of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 915 Development Stage Enterprises, as it devotes substantially all of its efforts to acquiring and exploring mining interests that management believes should eventually provide sufficient net profits to sustain the Company's existence. Until such interests are engaged in commercial production, the Company will continue to prepare its consolidated financial statements and related disclosures in accordance with this standard.

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

d.    Available for sale securities

        Available-for-sale securities are recorded at fair value, with unrealized gains or losses recorded as a component of equity, unless a decline in value of the security is considered other than temporary. Realized gains and losses and other than temporary impairments are recorded in the statement of operations.

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

h.    Fair value measurements

        The Company discloses the inputs used to develop the fair value measurements for the Company's financial assets and liabilities that are measured at fair value on a recurring basis as well as the level within the fair value hierarchy in which the fair value measurements in their entirety fall. The three levels of the fair value hierarchy are as follows:

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

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

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

l.    Net loss per share

        Basic earnings or loss per share is computed on the basis of the weighted average number of shares outstanding during the periods. Diluted earnings or loss per share is calculated on the basis of the weighted average number of shares outstanding during the period plus the effect of potential dilutive shares during the period. Potential dilutive shares include outstanding stock options and warrants. For periods in which a net loss is reported, potential dilutive shares are excluded because they are antidilutive. Therefore, basic loss per share is the same as diluted loss per share for the years ended December 31, 2011 and 2010.

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

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

o.    New accounting standards

        In June 2011, the FASB issued Accounting Standards Update ("ASU") 2011-05, which amended ASC 220, "Comprehensive Income", with respect to the presentation of other comprehensive income and its components in the financial statements. Under the amendments, an entity may present other comprehensive income either in a single continuous statement or in two separate but consecutive statements. The entity is also required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statements where the components of net income and the components of other comprehensive income are presented. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with the exception of the amendment regarding presentation of reclassification adjustments, which has been deferred to a later date. Adoption of this update is not anticipated to have a material impact on the Company's consolidated financial statements.

        In May 2011, the FASB issued ASU 2011-04, which amends ASC 820, "Fair Value Measurement", to clarify the application of existing common fair value measurement and disclosure requirements. ASU 2011-04 provides clarification for the following:

  1.
  application of the highest and best use of valuation premise concepts;

  2.
  measuring the fair value of an instrument classified in shareholders' equity; and

  3.
  disclosures about fair value measurements.

ASU 2011-04 is effective during interim and annual periods beginning after December 15, 2011. Adoption of this update is not anticipated to have a material impact on the Company's consolidated financial statements.

        The FASB has issued ASU 2011-11 which requires enhanced disclosures that will enable users of the financial statements to evaluate the effect or potential effect of netting arrangements on the Company's financial position. This includes the effect or potential effect of rights of setoff associated with the Company's recognized assets and recognized liabilities within the scope of ASU 2011-11. The guidance requires enhanced disclosure by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with either ASC Section 210-20-45 or ASC Section 815-1-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either Section 210-20-45 or Section 815-10-45. The revised disclosures would apply to derivatives, sale and repurchase agreements, and securities borrowing and lending arrangements. Reporting entities will be required to disclose both net amounts (amounts that have been offset) and gross amounts in the notes to the financial statements under the revised requirements. ASU 2011-11 will be effective for the Company as of January 1, 2013, including interim periods within that annual period. The guidance included in ASU 2011-11 will be applied retrospectively for any period presented that begins prior to the date of initial application of the guidance and is not expected to have a material effect on the Company's financial statements.

NOTE 2—MINING PROPERTIES:

Montanore:

        The Montanore property is located in northwestern Montana and includes 355 acres plus one 5-acre patented mill site. In August 2002, the Company acquired a controlling interest in the Montanore silver and copper deposit in Sanders County, Montana. The Company received a quitclaim deed from Noranda Mineral Corp. (Noranda) when Noranda elected to withdraw from the project. In December 2002, the Company received a quitclaim deed to all intellectual property connected with studies that Noranda carried out on the project.

Advance and Iroquois:

        The Advance property consists of 720 acres of patented mineral rights. Although the Company does not own the overlying surface rights to its patented mineral rights, it does have right of access to explore and mine. The Iroquois property consists of 62 acres of patented mineral and surface rights and 15 unpatented mining claims containing 300 acres.

NOTE 3—CERTIFICATES OF DEPOSIT:

        The Company owned two certificates of deposit for a total of $1,559,361 and $1,519,797 as of December 31, 2011 and 2010, respectively. These investments mature in August 2012 and bear interest at the rate of 0.70%.

        The Company also has a certificate of deposit pledged as security for a letter of credit to the Montana Department of Environmental Quality as a reclamation guarantee for the Montanore expansion evaluation program. This certificate of deposit is in the amount of $1,175,935 as of December 31, 2011 and 2010. It bears interest at the rate of 0.85% as of December 31, 2011 and had a maturity date of January 3, 2012. This certificate of deposit renews automatically each year and is included with reclamation deposits on the Consolidated Balance Sheets for the years ended December 31, 2011 and 2010. The certificate was renewed on January 3, 2012 in the amount of $1,124,055 bearing interest at the rate of 0.55% and expires on January 3, 2013.

NOTE 4—AVAILABLE-FOR-SALE SECURITIES:

        Available-for-sale securities are comprised of common stocks which have been valued using quoted market prices in active markets. The following table summarizes the Company's available-for-sale securities:

	December 31, 2011	December 31, 2010
Cost	$11,165	$1,826,513
Unrealized Gains	2,111	1,894,481

Fair Market Value	$13,276	$3,720,994

        The Company sold one investment in marketable equity securities during March 2011. Proceeds from the sale were $3,821,252 and the realized gain from the sale was $2,005,904. No securities were sold during 2010.

NOTE 5—FAIR VALUE MEASUREMENTS:

        The following table summarizes the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2011 and 2010, and the fair value calculation input hierarchy level determined to apply to each asset and liability category. Quoted market prices were used to determine the fair value of available-for-sale securities. See note 6 for further discussion on the fair value measurement technique used to value the warrant derivatives. The Company has no financial assets or liabilities that are measured at fair value on a nonrecurring basis.

	Balance at December 31, 2011	Balance at December 31, 2010	Input Hierarchy Level
Assets:
Available-for-sale securities	$13,276	$3,720,994	Level 1
Liabilities:
Warrant derivatives	$357,977	$2,076,242	Level 3
Asset retirement obligation	$435,171	$414,601	Level 3

        The following table presents the fair value reconciliation of Level 3 liabilities measured at fair value during the year ended December 31, 2011:

	Warrant Derivatives	Asset Retirement Obligation
Balance January 1, 2011	$2,076,242	$414,601
Accretion expense	—	20,570
Gain on derivatives	(1,718,265)	—

Balance December 31, 2011	$357,977	$435,171

NOTE 6—WARRANT DERIVATIVES

        Some of the Company's issued and outstanding common share purchase warrants which have exercise price reset features qualify for treatment as a derivative liability. These common share purchase warrants were initially issued in connection with the Company's issuance of common shares in 2005 and were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation. The warrants do not qualify for hedge accounting, and as such, all future changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expire. The Company extended the expiration date of the warrants from October 2011 to April 20, 2012. The Company reported a gain (loss) from the change in fair value of the warrants of $1,718,265 and $(1,058,398) in the Consolidated Statements of Operations for the years ended December 31, 2011 and 2010, respectively.

        These common share purchase warrants do not trade in an active securities market, and as such, we estimate the fair value of these warrants using the Black-Scholes option pricing model using the following assumptions:

	December 31, 2011	December 31, 2010
Weighted average risk-free interest rate	0.02%	0.29%
Weighted average volatility	79.04%	75.02%
Expected dividend yield	—	—
Weighted average expected life (in years)	0.3	0.8

NOTE 6—WARRANT DERIVATIVES (Continued)

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

	Year Ended December 31, 2011	Year Ended December 31, 2010
Balance January 1,	$414,601	$394,899
Accretion expense	20,570	19,702

Balance December 31,	$435,171	$414,601

        The Company has a certificate of deposit which is pledged as security for a Letter of Credit to the Montana Department of Environmental Quality as a reclamation guarantee for the Montanore expansion evaluation program which is discussed further in note 3.

NOTE 8—CONCENTRATION OF CREDIT RISK:

        The Company maintains its cash and cash equivalents in one financial institution. Balances are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company's total uninsured bank deposit balance totals approximately $19,631,000 as of December 31, 2011. To date, the Company has not experienced a material loss or lack of access to its invested cash or cash equivalents; however, no assurance can be provided that access to the Company's invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

NOTE 9—STOCKHOLDERS' EQUITY:

Common Shares:

        On March 8, 2011, the Company completed a public offering of 4,800,000 shares of common stock at a price of $3.15 per share, resulting in gross proceeds of $15,120,000 ($14,212,800 in net proceeds after deducting underwriting commissions and a corporate finance fee but before deducting offering expenses). The underwriters were granted an over-allotment option to purchase an additional 720,000 shares exercisable for a period of 30 days following the closing. On April 4, 2011, the underwriters exercised the over-allotment option for 320,000 shares of common stock at a price of $3.15 per share. The gross proceeds resulting from the exercise of the over-allotment option were $1,008,000 ($947,520

NOTE 9—STOCKHOLDERS' EQUITY: (Continued)

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

        On November 2, 2007, the Company sold 2,500,000 common shares at a price of $4.00 per share in a private placement to one investor. In connection with the stock sale, the Company entered into a Right of First Refusal agreement (the "ROFR") which grants a twenty-year right of first proposal and a right to match third-party proposals, to purchase all or any portion of silver mined, produced or recovered by the Company in the State of Montana. The ROFR does not apply to trade sales and spot sales in the ordinary course of business or to forward sales, in each case, for which no upfront payment is received by the Company.

        In October 2005, the Company sold 1,016,667 common shares at a price of $6.00 per share (the "2005 Transaction"). In connection with the stock sales, the Company granted warrants to purchase up to 737,084 shares of common stock at $8.25 per share through October 20, 2010 (the "2005 Warrants"). In accordance with the anti-dilution provisions of the 2005 warrant agreement, the exercise price of the warrants has been reduced three times and the number of common shares issuable upon exercise has increased during the term of the warrants. Most recently, in February 2010, the exercise price of these warrants was reduced to $2.56 per share, and the number of shares purchasable on exercise was increased to 2,375,368. In October 2010, the Company extended the expiration date of the warrants to October 20, 2011. The expiration date of the warrants was further extended in October 2011 to April 20, 2012. Cumulative warrants exercised relating to this issue were 269,620 and 168,185 as of December 31, 2011 and 2010, respectively. During the years ended December 31, 2011 and 2010, 101,435 and -0- warrants were exercised for gross proceeds of $144,474 and $-0-, respectively.

        The following table summarizes exercise prices and expiration dates of the Company's outstanding common share purchase warrants as of December 31, 2011.

Number of Warrants	Exercise Price	Expiration Date
2,105,748(1)	$2.56	April 20, 2012
3,418,300	$5.75	April 20, 2012

5,524,048

(1)
Pursuant to the terms of the 2005 Warrants and the rules of the NYSE Amex, the Company was prohibited from issuing a number of common shares and common shares issuable on exercise of the 2005 Warrants that exceeded 19.999% of the number of issued and outstanding common shares immediately prior to the 2005 Transaction without obtaining stockholder approval. The Company presented a proposal to stockholders that would permit issuance of the full number of shares of common stock issuable upon exercise of the 2005 Warrants. The stockholders approved the

NOTE 9—STOCKHOLDERS' EQUITY: (Continued)

  proposal at the Company's annual meeting of shareholders held on June 16, 2011. The Company is now permitted to issue the full number of shares of common stock issuable upon exercise of the 2005 Warrants as well as any other shares that may become issuable in the future as a result of future dilutive issuances.

Preferred Shares:

        The Company has authorized 10,000,000 shares of no par value preferred stock. Through December 31, 2011, the Company had not issued any preferred shares.

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

        Under the 2007 Equity Incentive Plan (the "2007 Plan"), which provides for the issuance of both qualified and nonqualified stock options and restricted shares to directors, employees and consultants of the Company, the Company may issue up to 3,000,000 shares of the Company's authorized but unissued common stock. Repricing of stock options is permitted under the terms of the 2007 Plan as approved by stockholders. Effective January 1, 2010, the Company terminated its policy of re-pricing stock options when the market price of the stock was $1.00 below the exercise price of the outstanding option. The Company may still consider repricing stock options in the event of significant and sustained adverse market conditions or other extraordinary events. Repriced stock options have the same vesting schedule and expiration date as the original options. There were no stock options repriced during 2011 or 2010.

        A summary of the option activity under the Plans as of December 31, 2011, and changes during the year then ended, is presented below:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2011	2,504,000	$1.74
Granted	1,400,000	$2.02
Exercised	(303,000)	$1.57

Outstanding at December 31, 2011	3,601,000	$1.86	3.35	$1,003,850

Exercisable at December 31, 2011	2,871,000	$1.80	3.14	$1,003,850

NOTE 10—STOCK OPTIONS: (Continued)

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

	Years Ended December 31,
	2011	2010
Weighted average risk-free interest rate	0.63%	1.22%
Weighted average volatility	86.39%	98.96%
Expected dividend yield	—	—
Weighted average expected life (in years)	3.5	3.5
Weighted average grant-date fair value	$1.19	$1.45

        During the years ended December 31, 2011 and 2010, there were 303,000, and 358,000 options exercised with a weighted average exercise price of $1.57 and $1.39, respectively. The total intrinsic value of the options exercised during the years ended December 31, 2011 and 2010 was $218,293 and $437,845, respectively.

        A summary of the status of the Company's nonvested options as of December 31, 2011 and changes during the year then ended, is presented below:

	Number of Options	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2011	680,000	$1.12
Granted	700,000	$1.20
Vested	(650,000)	$1.15

Nonvested at December 31, 2011	730,000	$1.18

        As of December 31, 2011, there was $50,870 of unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of less than one year.

        Total compensation costs recognized for stock-based employee compensation awards was $1,664,173 and $1,824,776 for the years ended December 31, 2011 and 2010, respectively. These costs were included in general and administrative and technical services expenses on the Statements of Operations. Total costs recognized for stock-based compensation awards for services performed by outside parties were $40,500 and $0 for the years ended December 31, 2011 and 2010, respectively. Cash received from options exercised under all share-based payment arrangements for the years ended December 31, 2011 and 2010 was $152,700 and $64,500, respectively.

NOTE 11—DEFERRED INCOME TAX:

        At December 31, 2011 and 2010, the Company had net deferred tax assets that were fully reserved by valuation allowances. Following are the components of such assets and allowances:

	Years Ended December 31,
	2011	2010
Deferred tax assets:
Net operating loss carryforwards	$18,270,000	$16,240,000
Stock-based compensation	710,000	710,000
Property, plant and equipment	1,250,000	1,250,000
Asset retirement obligation	150,000	140,000
Warrant derivatives	120,000	540,000

Total deferred tax assets	20,500,000	18,880,000
Deferred tax liabilities:
Property, plant and equipment	570,000	620,000

Net deferred tax asset before valuation allowance	19,930,000	18,260,000
Less valuation allowance	(19,930,000)	(18,260,000)

Net deferred tax assets	$—	$—

        For the periods presented, the effective income tax rate differed from the expected rate because of the effects of changes in the deferred tax asset valuation allowance. Changes in the deferred tax asset valuation allowance for the years ended December 31, 2011 and 2010 relate only to corresponding changes in deferred tax assets for those periods.

        At December 31, 2011, the Company had federal tax-basis net operating loss carryforwards totaling approximately $53,700,000 which will expire in various amounts from 2012 through 2031. The Company is subject to examination of its income tax filings in the United States and various state jurisdictions for the 2008 through 2011 tax years. Within each of these jurisdictions the Company has examined its material tax positions and determined that they would more likely than not be sustained.

NOTE 12—COMMITMENTS:

Operating Leases:

        The Company leases office space and equipment. The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2011.

Year ending December 31:
2012	47,000
2013	47,000
2014	48,500
2015	50,000
2016	8,500

Total minimum payments required	$201,000

Employment Agreements:

        The Company has employment agreements with certain executives. The agreements include a provision for severance pay equal to a multiple of each executive's salary. To receive severance,

NOTE 12—COMMITMENTS: (Continued)

termination must be without cause and cannot be a result of death or disability. Additionally, severance must be paid if the executive resigns for good reason within one year following a change in control of the Company. As of December 31, 2011, the potential aggregate liability for severance pay under the agreements is $3,300,000.

Royalties on Patented Mining Claims:

        Two of the Company's patented mining claims, which cover the Montanore deposit, are burdened by a production payment obligation of $0.20 per ton of ore extracted and milled therefrom. The calculation and timing of the production payment are specifically defined by a Purchase and Sale Agreement.

NOTE 13—SUBSEQUENT EVENTS:

        The Company has entered into a binding letter of intent and is completing agreements pursuant to which we could acquire 75% of the La Estrella gold and silver exploration property located in central Peru approximately 230 kilometers southeast of Lima. La Estrella is an advanced exploration stage project which contains an epithermal, volcanic-hosted gold-silver system with associated base-metal mineralization. The terms of the agreement allow the Company through its subsidiary, Minera Montanore Peru, SAC, to earn 75% of the La Estrella property by expending $5 million over four years on exploration activities and making annual cash payments to Estrella of $100,000 on the first anniversary of execution of the definitive agreements and $200,000 on each of the following anniversaries of such execution until the earn-in has been completed.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

ITEM 9A.    CONTROLS AND PROCEDURES.

  Disclosure Controls and Procedures

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to the Company's management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial disclosure.

        The management of the Company, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the Company's disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15(e) or 15d-15(e) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this Annual Report.

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

        Management has assessed the effectiveness of its internal control over financial reporting as of December 31, 2011. In making its assessment of the effectiveness of internal control over financial reporting, management used the criteria described in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        Based on its assessment using those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2011.

  Changes in Internal Control over Financial Reporting

        There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 that occurred during the year ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION.

        None.

 PART III

        In accordance with General Instruction G(3), the information required by Part III is hereby incorporated by reference from our proxy statement for our 2012 annual shareholders' meeting to be filed pursuant to Regulation 14A (the "2012 Proxy Statement") not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

        Information relating to this item will be included in the 2012 Proxy Statement and is incorporated by reference in this Annual Report on Form 10-K.

ITEM 11.    EXECUTIVE COMPENSATION.

        Information relating to this item will be included in the 2012 Proxy Statement and is incorporated by reference in this Annual Report on Form 10-K.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        Information relating to this item will be included in the 2012 Proxy Statement and is incorporated by reference in this Annual Report on Form 10-K.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

        Information relating to this item will be included in the 2012 Proxy Statement and is incorporated by reference in this Annual Report on Form 10-K.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

        Information relating to this item will be included in the 2012 Proxy Statement and is incorporated by reference in this Annual Report on Form 10-K.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)
Documents filed as part of this Annual Report on Form 10-K or incorporated by reference:

(1)
Our consolidated financial statements beginning on page 33 of this report.

(2)
Financial Statement Schedules (omitted because they are either not required, are not applicable, or the required information is disclosed in the notes to the financial statements or related notes).

(3)
The following exhibits are filed with this Annual Report on Form 10-K or incorporated by reference.

 EXHIBITS

Exhibit Number	Description of Exhibits
1.1	Underwriting Agreement dated March 3, 2011 between Mines Management, Inc. and Roth Capital Partners, LLC.(17)
3.1	Articles of Incorporation of Mines Management, Inc., as amended.(1)(2)
3.2	Articles of Amendment to the Articles of Incorporation of Mines Management, Inc.(3)
3.3	Bylaws of Mines Management, Inc.(4)
3.4	First Amendment to Bylaws of Mines Management, Inc.(5)
4.1	Specimen of Certificate of Common Stock, par value $0.001(6)
4.2	Securities Purchase Agreement dated October 21, 2005(7)
4.3	Form of Warrant issued pursuant to the Securities Purchase Agreement.(7)
4.4	Registration Rights Agreement dated October 21, 2005(7)
4.5	Warrant Agreement dated April 16, 2007 between Mines Management, Inc. and Computershare Shareholder Services, Inc. and Computershare Trust Company, N.A.(8)
4.6	Subscription Agreement dated November 2, 2007 between Mines Management, Inc. and Silver Wheaton Corp.(9)
4.7	Registration Rights Agreement dated November 2, 2007 between Mines Management, Inc. and Silver Wheaton Corp.(9)
4.8	Amendment No. 1 to Registration Rights Agreement dated March 12, 2008 between Mines Management, Inc. and Silver Wheaton Corp.(10)
10.1	Right of First Refusal Agreement dated November 2, 2007 between Mines Management, Inc. and Silver Wheaton Corp.(9)
10.2	Employment Agreement dated December 28, 2011 between Mines Management, Inc. and Douglas Dobbs.(11)
10.3	Employment Agreement dated December 28, 2011 between Mines Management, Inc. and Glenn M. Dobbs.(11)
10.4	Employment Agreement dated December 28, 2011 between Mines Management, Inc. and James H. Moore.(11)
10.5	Mines Management, Inc., 2003 Stock Option Plan, as amended.(12)(13)
10.6	Mines Management, Inc., 2003 Consultant Stock Compensation Plan, as amended.(12)(13)
10.7	Mines Management, Inc. 2007 Equity Incentive Plan.(14)
10.8	Rights Agreement, dated June 18, 2009, between Mines Management, Inc. and Computershare Trust Company, N.A.(15)
14	Code of Ethics.(16)
21	Subsidiaries of the Registrant.*
23.1	Consent of Tanner LLC.*
23.2	Consent of Mine Development Associates, Inc.*

Exhibit Number	Description of Exhibits
23.3	Consent of Mine and Quarry Engineering Services, Inc.*
31.1	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14(a) and Rule 15d-14(a)(Section 302 of the Sarbanes-Oxley Act of 2002).*
31.2	Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14(a) and Rule 15d-14(a)(Section 302 of the Sarbanes-Oxley Act of 2002).*
32.1	Certificate of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).*
32.2	Certificate of Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).*
101
The following financial information from Mines Management, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2011 and December 31, 2010; (ii) Consolidated Statements of Operations for the years ended December 31, 2011 and December 31, 2010, and from inception through December 31, 2011; (iii) Consolidated Statements of Stockholders' Equity from inception through December 31, 2011; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2011 and December 31, 2010, and from inception through December 31, 2011; and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.**

*
Filed herewith.

**
Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

(11)
Incorporated by reference to Form 8-K filed December 30, 2011.

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

(16)
Incorporated by reference to Form 8-K filed December 8, 2008.

(17)
Incorporated by reference to Form 8-K filed March 3, 2011.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed March 29, 2012 on its behalf by the undersigned, thereunto duly authorized.

MINES MANAGEMENT, INC. Registrant
By:	/s/ GLENN M. DOBBS
	By:	Glenn M. Dobbs President and Chief Executive Officer

        Pursuant to the requirements of the Securities Act of 1934, this Report has been signed by the following persons on behalf of the Registrant, in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GLENN M. DOBBS Glenn M. Dobbs	President, Chief Executive Officer and Director (Principal Executive Officer)	March 29, 2012
/s/ ROY G. FRANKLIN Roy G. Franklin	Director	March 29, 2012
/s/ ROBERT L. RUSSELL Robert L. Russell	Director	March 29, 2012
/s/ JERRY POGUE Jerry Pogue	Director	March 29, 2012
/s/ RUSSELL C. BABCOCK Russell C. Babcock	Director	March 29, 2012
/s/ JAMES H. MOORE James H. Moore	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 29, 2012

EXHIBIT INDEX

Exhibit Number	Description of Exhibits
1.1	Underwriting Agreement dated March 3, 2011 between Mines Management, Inc. and Roth Capital Partners, LLC.(17)
3.1	Articles of Incorporation of Mines Management, Inc., as amended.(1)(2)
3.2	Articles of Amendment to the Articles of Incorporation of Mines Management, Inc.(3)
3.3	Bylaws of Mines Management, Inc.(4)
3.4	First Amendment to Bylaws of Mines Management, Inc.(5)
4.1	Specimen of Certificate of Common Stock, par value $0.001(6)
4.2	Securities Purchase Agreement dated October 21, 2005(7)
4.3	Form of Warrant issued pursuant to the Securities Purchase Agreement.(7)
4.4	Registration Rights Agreement dated October 21, 2005(7)
4.5	Warrant Agreement dated April 16, 2007 between Mines Management, Inc. and Computershare Shareholder Services, Inc. and Computershare Trust Company, N.A.(8)
4.6	Subscription Agreement dated November 2, 2007 between Mines Management, Inc. and Silver Wheaton Corp.(9)
4.7	Registration Rights Agreement dated November 2, 2007 between Mines Management, Inc. and Silver Wheaton Corp.(9)
4.8	Amendment No. 1 to Registration Rights Agreement dated March 12, 2008 between Mines Management, Inc. and Silver Wheaton Corp.(10)
10.1	Right of First Refusal Agreement dated November 2, 2007 between Mines Management, Inc. and Silver Wheaton Corp.(9)
10.2	Employment Agreement dated December 28, 2011 between Mines Management, Inc. and Douglas Dobbs.(11)
10.3	Employment Agreement dated December 28, 2011 between Mines Management, Inc. and Glenn M. Dobbs.(11)
10.4	Employment Agreement dated December 28, 2011 between Mines Management, Inc. and James H. Moore.(11)
10.5	Mines Management, Inc., 2003 Stock Option Plan, as amended.(12)(13)
10.6	Mines Management, Inc., 2003 Consultant Stock Compensation Plan, as amended.(12)(13)
10.7	Mines Management, Inc. 2007 Equity Incentive Plan.(14)
10.8	Rights Agreement, dated June 18, 2009, between Mines Management, Inc. and Computershare Trust Company, N.A.(15)
14	Code of Ethics.(16)
21	Subsidiaries of the Registrant.*
23.1	Consent of Tanner LLC.*
23.2	Consent of Mine Development Associates, Inc.*
23.3	Consent of Mine and Quarry Engineering Services, Inc.*

Exhibit Number	Description of Exhibits
31.1	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14(a) and Rule 15d-14(a)(Section 302 of the Sarbanes-Oxley Act of 2002).*
31.2	Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14(a) and Rule 15d-14(a)(Section 302 of the Sarbanes-Oxley Act of 2002).*
32.1	Certificate of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).*
32.2	Certificate of Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).*
101
The following financial information from Mines Management, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2011 and December 31, 2010; (ii) Consolidated Statements of Operations for the years ended December 31, 2011 and December 31, 2010, and from inception through December 31, 2011; (iii) Consolidated Statements of Stockholders' Equity from inception through December 31, 2011; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2011 and December 31, 2010, and from inception through December 31, 2011; and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.**

*
Filed herewith.

**
Furnished herewith.    Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

(11)
Incorporated by reference to Form 8-K filed December 30, 2011.

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