Form 10-Q
period 2012-03-31
MINES MANAGEMENT INC
filed 2012-05-15
CIK 66649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

At May 15, 2012, 28,939,110 common shares, par value $0.001 per share, were issued and outstanding.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

Information contained in or incorporated by reference into this Quarterly Report on Form 10-Q may contain “forward-looking statements,” as that term is defined within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995.  The use of any of the words “development”, “anticipate”, “continues”, “estimate”, “expect”, “may”, “project”, “should”, “believe”, or similar expressions are intended to identify such statements.  Forward-looking statements included in this report relate to, among other things, comments regarding further exploration and evaluation of the Montanore Project, including drilling activities, feasibility determinations, including those in the Preliminary Economic Assessment, engineering and environmental studies, environmental, reclamation and permitting requirements and the process and timing and the costs associated with the foregoing; the process and timing associated with the permitting process, including the issuance of biological opinions, a final environmental impact statement and a record of decision and completion of wetland mitigation plans; estimates of mineralized material; financing needs, including the financing required to fund the final phases of the advanced exploration and delineation drilling program and a bankable feasibility study; sources of financing; the sufficiency of working capital to complete the rehabilitation of the Libby adit and commence delineation drilling; planned expenditures and cash requirements for 2012; efforts to reduce costs, including reducing manpower; results of the hydrological model and the effects thereof; the search for potential exploration and development opportunities in the mining industry; the possibility of challenges by environmental groups or others to our permitting efforts or planned exploration, development or mining activities; potential completion of a bankable feasibility study and the costs associated therewith; and markets for silver and copper.  We believe the expectations reflected in those forward-looking statements are reasonable.  However, we cannot assure that the expectations will prove to be correct.  Certain cautionary statements are also included elsewhere in this report, including, without limitation, in conjunction with the forward-looking statements.  All forward-looking statements speak only as of the date made.  All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements.  Except as required by law, we undertake no obligation to update any forward-looking statements, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.  Factors that could cause actual results to differ materially from our expectations include, among others, those factors referenced in the “Risk Factors” section of this report and our Annual Report on Form 10-K for the year ended December 31, 2011 and such things as:

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

•                  future dilution of shareholders by the exercise of options, and the depressive effect on the stock price of the existence of a significant number of outstanding options;

•                  obligations under a long-term contract to sell our silver production; and

•                  other factors, many of which are beyond our control.

MINES MANAGEMENT, INC.

FORM 10-Q

QUARTER ENDED MARCH 31, 2012

PART I— FINANCIAL INFORMATION

ITEM 1.                                                     FINANCIAL STATEMENTS (UNAUDITED)

i

Mines Management, Inc. and Subsidiaries

(An Exploration Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2012	December 31, 2011
Assets
CURRENT ASSETS:
Cash and cash equivalents	$16,007,055	$17,121,800
Interest receivable	8,001	13,702
Prepaid expenses and deposits	171,767	207,285
Certificates of deposit	1,559,361	1,559,361
Total current assets	17,746,184	18,902,148

PROPERTY AND EQUIPMENT:
Buildings and leasehold improvements	836,454	836,454
Equipment	6,450,089	6,450,089
Office equipment	334,561	330,356
	7,621,104	7,616,899
Less accumulated depreciation	4,678,021	4,438,799
	2,943,083	3,178,100
OTHER ASSETS:
Available-for-sale securities	16,024	13,276
Reclamation deposits	1,184,966	1,236,846
	1,200,990	1,250,122
	$21,890,257	$23,330,370
Liabilities and Stockholders’ Equity
CURRENT LIABILITIES:
Accounts payable	$346,114	$370,723
Payroll and payroll taxes payable	41,727	17,631
Warrant derivatives	21,057	357,977
Total current liabilities	408,898	746,331

LONG-TERM LIABILITIES:
Asset retirement obligation	440,457	435,171
Total liabilities	849,355	1,181,502

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred shares — no par value, 10,000,000 shares authorized; -0- shares issued and outstanding	—	—
Common shares — $0.001 par value, 100,000,000 shares authorized; 28,939,110 and 28,739,110 shares issued and outstanding, respectively	28,939	28,739
Additional paid-in capital	86,473,070	86,224,400
Accumulated deficit	(1,117,306)	(1,117,306)
Deficit accumulated during the exploration stage	(64,348,660)	(62,989,076)
Accumulated other comprehensive income	4,859	2,111
Total stockholders’ equity	21,040,902	22,148,868
	$21,890,257	$23,330,370

See accompanying notes to condensed consolidated financial statements.

Mines Management, Inc. and Subsidiaries

(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,		From Inception of Exploration Stage August 12, 2002 Through March 31,
	2012	2011	2012
REVENUE:
Royalties	$14,748	$3,298	$134,819
OPERATING EXPENSES:
General and administrative	778,890	798,141	30,500,445
Technical services and exploration	530,071	699,977	27,476,947
Depreciation	244,396	254,083	4,696,978
Legal, accounting, and consulting	125,409	230,935	4,371,271
Fees, filing, and licenses	51,791	89,456	2,618,609
Impairment of mineral properties	—	—	504,492
Total operating expenses	1,730,557	2,072,592	70,168,742
LOSS FROM OPERATIONS	(1,715,809)	(2,069,294)	(70,033,923)
OTHER INCOME (LOSS):
Gain from warrant derivatives	336,920	1,327,184	455,324
Gain on sale of available-for-sale securities	—	2,005,904	2,005,904
Interest income, net	19,305	22,664	3,224,035
	356,225	3,355,752	5,685,263
NET INCOME (LOSS)	$(1,359,584)	$1,286,458	$(64,348,660)
NET INCOME (LOSS) PER SHARE (basic and diluted)	$(0.05)	$0.05
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (basic)	28,849,000	24,652,738
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (diluted)	28,849,000	26,002,555

See accompanying notes to condensed consolidated financial statements.

Mines Management, Inc. and Subsidiaries

(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,		From Inception of Exploration Stage August 12, 2002 Through March 31,
	2012	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,359,584)	$1,286,458	$(64,348,660)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	50,870	56,459	10,650,539
Stock received for services	—	—	(11,165)
Depreciation	244,396	254,083	4,696,978
Initial measurement of asset retirement obligation	—	—	344,187
Accretion of asset retirement obligation	5,286	4,981	96,270
Gain on sale of available-for-sale securities	—	(2,005,904)	(2,005,904)
Gain from warrant derivatives	(336,920)	(1,327,184)	(455,324)
Impairment of mineral properties	—	—	504,492
Changes in assets and liabilities:
Interest receivable	5,701	7,113	(8,001)
Prepaid expenses and deposits	35,518	63,421	(232,178)
Accounts payable	(24,609)	(74,478)	345,950
Payroll and payroll taxes payable	24,096	42,940	38,547
Net cash used in operating activities	(1,355,246)	(1,692,111)	(50,384,269)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(9,379)	—	(7,673,647)
Proceeds from disposition of property and equipment	—	—	35,423
Proceeds (purchase) of certificates of deposit	51,880	—	(2,683,415)
Net sales of available-for-sale securities	—	3,821,252	2,005,904
Increase in mineral properties	—	—	(144,312)
Net cash provided by (used in) investing activities	42,501	3,821,252	(8,460,047)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of common shares	198,000	14,237,274	74,804,036
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,114,745)	16,366,415	15,959,720
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	17,121,800	4,866,840	47,335
CASH AND CASH EQUIVALENTS, END OF PERIOD	$16,007,055	$21,233,255	$16,007,055
SUPPLEMENTAL INFORMATION:
Interest paid	$—	$—	$65,768

See accompanying notes to condensed consolidated financial statements.

NOTE 1  — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Organization:

Mines Management, Inc. (the “Company”) is an Idaho corporation incorporated in 1947.  The Company acquires, explores, and develops mineral properties in North and South America.

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

The preparation of financial statements in accordance with US GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company’s condensed consolidated financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions, which could have a material effect on the reported amounts of the Company’s consolidated financial position and results of operations. Operating results for the three month period ended March 31, 2012, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2012.

For further information, refer to the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

(a)                                 Exploration Stage Enterprise

Since the Company is in the exploration stage of operation, the Company’s financial statements are prepared in accordance with the provisions of Accounting Standards Codification (“ASC”) 915, Development Stage Enterprises, as it devotes substantially all of its efforts to acquiring and exploring mining interests that management believes should eventually provide sufficient net profits to sustain the Company’s existence.  Until such interests are engaged in commercial production, the Company will continue to prepare its consolidated financial statements and related disclosures in accordance with this standard.

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

(e)                                  Net income (loss) per share

Basic earnings or loss per share is computed on the basis of the weighted average number of shares outstanding during the period.  Diluted earnings or loss per share is calculated on the basis of the weighted average number of shares outstanding during the period plus the effect of potential dilutive shares during the period.  Potential dilutive shares include outstanding stock options and warrants.  For periods in which a net loss is reported, potential dilutive shares are excluded because they are antidilutive.  See Note 10 for additional information.

(f)                                   Subsequent events

The Company evaluated events and transactions subsequent to the balance sheet date of March 31, 2012 for potential recognition or disclosure in the condensed consolidated financial statements.  On April 5, 2012, the Company entered into an Exploration Earn-In Agreement with Estrella Gold Corp., pursuant to which the Company can earn 75% of the La Estrella Project in central Peru.  The terms of the agreement allow the Company through its subsidiary, Minera Montanore Peru, SAC, to earn 75% of the La Estrella property by expending $5 million on exploration activities and making annual cash payments to Estrella of $100,000 on the first anniversary of the execution of the agreement and $200,000 on each of the following anniversaries of such execution until the earn-in has been completed.  The Company is required to expend a minimum of $350,000 in exploration and development expenses during the first year of the agreement regardless of whether or not the agreement is terminated.

On April 10, 2012, the Board of Directors authorized the Company to establish the 2012 Equity Incentive Plan (“2012 Plan”).  If the 2012 Plan is approved by the shareholders at the Annual Meeting on June 14, 2012, it will provide for the grant of awards pursuant to which up to 3,000,000 shares of the Company’s Common Stock may be issued.

NOTE 2  — CERTIFICATES OF DEPOSIT:

The Company owned two certificates of deposit for a total of $1,559,361 as of March 31, 2012 and December 31, 2011, respectively.  These investments mature in August 2012 and bear interest at the rate of 0.70%.

The Company also has a certificate of deposit pledged as security for a Letter of Credit to the Montana Department of Environmental Quality as a reclamation guarantee for the Montanore expansion evaluation program.  This certificate matures on January 3, 2013, bears interest at the rate of 0.55% and automatically renews annually.  This certificate of deposit ($1,124,055 and $1,175,935 at March 31, 2012 and December 31, 2011, respectively) is included with reclamation deposits on the Condensed Consolidated Balance Sheets.

NOTE 3  — AVAILABLE-FOR-SALE SECURITIES:

Available-for-sale securities are comprised of common stocks which have been valued using quoted market prices in active markets.  The following table summarizes the Company’s available-for-sale securities:

	March 31, 2012	December 31, 2011
Cost	$11,165	$11,165
Unrealized Gains	4,859	2,111

Fair Market Value	$16,024	$13,276

The Company sold one investment in marketable equity securities during March 2011.  Proceeds from the sale were $3,821,252 and the realized gain from the sale was $2,005,904.  No securities have been sold during 2012.

NOTE 4 — FAIR VALUE MEASUREMENTS:

The following table summarizes the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2012, and the fair value calculation input hierarchy level determined to apply to each asset and liability category. Quoted market prices were used to determine the fair value of available-for-sale securities. See note 5 for further discussion on the fair value measurement technique used to value the warrant derivatives. The Company has no financial assets or liabilities that are measured at fair value on a nonrecurring basis.

	Balance at March 31, 2012	Balance at December 31, 2011	Input Hierarchy Level
Assets:
Available-for-sale securities	$16,024	$13,276	Level 1
Liabilities:
Warrant derivatives	$21,057	$357,977	Level 3
Asset retirement obligation	$440,457	$435,171	Level 3

The following table presents the fair value reconciliation of Level 3 liabilities measured at fair value during the three months ended March 31, 2012:

	Warrant Derivatives	Asset Retirement Obligation
Balance January 1, 2012	$357,977	$435,171
Accretion expense	—	5,286
Gain on warrant derivatives	(336,920)	—

Balance March 31, 2012	$21,057	$440,457

NOTE 5 — WARRANT DERIVATIVES:

Some of the Company’s issued and outstanding common share purchase warrants, which have exercise price reset features, qualify for treatment as a derivative liability.  These common share purchase warrants were initially issued in connection with the Company’s issuance of common shares in 2005 and were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation.  The warrants do not qualify for hedge accounting and, as such, all changes in the fair value of these warrants are recognized currently in earnings until such time as the warrants are exercised or expire.  The original expiration date of the warrants was in October 2010, but the Company extended the expiration date to October 20, 2011.  In October 2011, the Company further extended the expiration date of the 2005 warrants to April 20, 2012, at which time the warrants expired.  The Company reported a gain from the change in fair value of these warrants of $336,920 and $1,327,184 in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011, respectively.

These common share purchase warrants do not trade in an active securities market, and as such, we estimate the fair value of these warrants using the Black-Scholes option pricing model using the following assumptions:

	March 31, 2012	March 31, 2011
Weighted average risk-free interest rate	0.05%	0.17%
Weighted average volatility	78.19%	73.38%
Expected dividend yield	—	—
Weighted average expected life (in years)	0.05	0.6

Expected volatility is based primarily on historical volatility.  Historical volatility was computed using weekly pricing observations for recent periods.  The Company believes this method produces an estimate that is representative of its expectations of future volatility over the expected term of these warrants.  The Company currently has no reason to believe future volatility over the expected remaining life of these warrants is likely to differ materially from historical volatility.  The expected life is based on the remaining term of the warrants.  The risk-free interest rate is based on one-month U.S. Treasury securities.

NOTE 6 — COMPREHENSIVE LOSS:

For the three months ended March 31, 2012 and 2011, comprehensive loss was $1,356,836 and $566,699, respectively.  The difference between net income (loss) and comprehensive loss was due to changes in unrealized gains on the Company’s marketable securities.

NOTE 7 — CONCENTRATION OF CREDIT RISK:

The Company maintains its cash and cash equivalents in one financial institution.  Balances are insured by the Federal Deposit Insurance Corporation up to $250,000.  The Company’s total uninsured bank deposit balance totaled approximately $18,490,000 as of March 31, 2012.  To date, the Company has not experienced a material loss or lack of access to its invested cash or cash equivalents; however, no assurance can be provided that access to the Company’s invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

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

On April 20, 2007, the Company completed a public offering of 6,000,000 units at a price of $5.00 per unit.  Each unit is comprised of one share of common stock and one-half of one common stock purchase warrant, with each full warrant being exercisable until April 20, 2012 to purchase one share of common stock at a price of $5.75 per share.  The warrants are listed on the Toronto Stock Exchange and are tradable in US dollars under the symbol MGT.GT.U.  The underwriters were granted an over-allotment option, exercisable for a period of 30 days following the closing, to acquire up to an additional 900,000 units.  On May 7, 2007, the underwriters exercised the over-allotment option for 836,600 units.  The total offering was therefore 6,836,600 units.  No warrants related to this offering were exercised before they expired on April 20, 2012.

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

In October 2005, the Company sold 1,016,667 common shares at a price of $6.00 per share (the “2005 Transaction”).  In connection with the stock sales, the Company granted warrants to purchase up to 737,084 shares of common stock at $8.25 per share through October 20, 2010 (the “2005 Warrants”). In accordance with the anti-dilution provisions of the 2005 warrant agreement, the exercise price of the warrants has been reduced three times and the number of common shares issuable upon exercise has increased during the term of the warrants. Most recently, in February 2010, the exercise price of these warrants was reduced to $2.56 per share, and the number of shares purchasable on exercise was increased to 2,375,368. In October 2010, the Company extended the expiration date of the warrants to October 20, 2011.  The expiration date of the warrants was further extended in October 2011 to April 20, 2012, at which time the warrants expired.  Cumulative warrants exercised relating to this issue were 269,620 as of March 31, 2012 and December 31, 2011, respectively.  During the three months ended March 31, 2012 and 2011, -0- and 101,435 warrants were exercised for gross proceeds of $-0- and $144,474, respectively.

The following table summarizes exercise prices and expiration dates of the Company’s outstanding common share purchase warrants as of March 31, 2012.

Number of Warrants	Exercise Price	Expiration Date
2,105,748	$2.56	April 20, 2012
3,418,300	$5.75	April 20, 2012
5,524,048

Preferred Shares:

The Company has authorized 10,000,000 preferred shares, no par value.  Through March 31, 2012, the Company had not issued any preferred shares.

NOTE 9 — STOCK OPTIONS:

There has been no change to the Company’s Stock Option Plans during 2012, other than the items summarized below.  For a description of these Stock Option Plans, refer to the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.  In April 2012, the Board of Directors authorized the Company to establish the 2012 Equity Incentive Plan to be proposed for approval by the shareholders at the Annual Meeting on June 14, 2012.

A summary of the option activity under the Company’s Stock Option Plans as of March 31, 2012, and changes during the period then ended, is presented below:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2012	3,601,000	$1.86
Exercised	(200,000)	$0.99
Outstanding at March 31, 2012	3,401,000	$1.92	3.15	$439,050
Exercisable at March 31, 2012	2,671,000	$1.86	2.95	$439,050

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

	Three Months Ended March 31,
	2012 (1)	2011
Weighted average risk-free interest rate	—	1.05%
Weighted average volatility	—	73.80%
Expected dividend yield	—	—
Weighted average expected life (in years)	—	3.5
Weighted average grant-date fair value	—	$1.25

(1)          No options were granted during the three months ended March 31, 2012.

During the three months ended March 31, 2012 and 2011, there were 200,000 and 108,000 stock options exercised with a weighted average exercise price of $0.99 and $2.21, respectively.  The total intrinsic value of options exercised during the three months ended March 31, 2012 and 2011 was $210,000 and $89,857, respectively.

A summary of the status of the Company’s nonvested options as of March 31, 2012, and changes during the period then ended, is presented below:

	Number of Options	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2012	730,000	$1.18
Vested	(650,000)	$1.20
Nonvested at March 31, 2012	80,000	$0.99

As of March 31, 2012, there was no unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans.

Total compensation costs recognized for stock-based employee compensation awards was $50,870 and $56,459 for the three months ended March 31, 2012 and 2011, respectively.  These costs were included in general and administrative expenses and technical services on the Condensed Consolidated Statements of Operations.  Cash received from options exercised under all share-based payment arrangements during the three months ended March 31, 2012 and 2011 was $198,000 and $-0-, respectively.

NOTE 10 — NET INCOME (LOSS) PER SHARE:

The following table reconciles weighted average shares of common stock used in the computations of basic and diluted earnings per share for the three month periods ended March 31, 2012 and 2011:

	For the Three Months Ended March 31,
	2012	2011
Net income (loss)	$(1,359,584)	$1,286,458

Weighted average number of common shares	28,849,000	24,652,738
Dilutive securities:
Options	—	1,140,566
Warrants	—	209,251
Weighted average number of diluted shares	28,849,000	26,002,555
Net income (loss) per share:
Basic	$(0.05)	$0.05
Diluted	$(0.05)	$0.05

ITEM 2.                                                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2011, as well as with the financial statements and related notes and the other information appearing elsewhere in this report.  As used in this report, unless the context otherwise indicates, references to “we,” “our,” the “Company” and “us” refer to Mines Management, Inc. and its subsidiaries collectively.

We are an exploration stage company with a large silver-copper project, the Montanore Project, located in northwestern Montana.  The Montanore project continues to be the Company’s main focus.  During 2012, the Company has continued to plan for the advanced exploration and delineation drilling program at the Montanore Project, principally through the pursuit of federal and state agency permitting approvals.

Overview First Quarter 2012

•                  The U.S. Forest Service (“USFS”) and the Montana Department of Environmental Quality (“MDEQ”) issued the Supplemental Draft Environmental Impact Study (“SDEIS”) in late September 2011.  The comment period on the SDEIS was completed on December 21, 2011 and the USFS and MDEQ are incorporating the responses in the final EIS.

•                  The Company continued meetings with federal and state agencies, Montana legislators, local Lincoln County Commissioners, Libby City officials, business leaders and community members and kept them informed of the project status.

•                  The Company continued its program to reduce expenditures and conserve cash pending the completion of permitting.

•                  The Company’s cash and investment position remained strong at $17.6 million as of March 31, 2012.

•                  On April 5, 2012 the Company executed an agreement with Estrella Gold Corp. in which the Company can earn 75% of the La Estrella gold exploration project in central Peru. This is the Company’s first venture into South America.

The net decrease in cash and cash equivalents for the quarter ended March 31, 2012 was approximately $1.1 million.  Management has reviewed the near term spending forecast and continued a plan to diligently conserve cash where prudent. Given our current cash and investment position of approximately $17.6 million as of March 31, 2012, we believe we have sufficient funds to complete the permitting process and initiate the adit rehabilitation and drill station development.  Additional financing will be required to complete the evaluation drilling program and a bankable feasibility study.

Current Activities

During the first quarter of 2012, work at the Montanore Project included ongoing support operations for the permitting process.  Studies continued on the ground water intake for the adit, monitoring wells and the surface waters in the area. The Company continues to maintain the Libby adit in a care and maintenance condition, pumping and processing water generated in the adit.  Additional support for the permitting process includes data gathering for the biological aspects of the permit relating to fisheries and other wildlife in the area.

As previously discussed, the Company is using topographic surveys completed using LIDAR technology which provided construction level detailed topographic information to support technical/environmental detailed planning for the permitting process and the initiation of underground rehabilitation and development drilling when the record of decision is received.

The Company has also commenced mine plan reviews during the first quarter of 2012 related to optimization of the Preliminary Economic Assessment (PEA). In addition, the Company initiated a full review and audit of the land position and mining claims associated with the project using the LIDAR generated topographical maps of the site.  This effort will ensure that the claim package and land base will provide the most flexibility for the project moving forward.

Permitting and Environmental

The public comment period for the Army Corps of Engineers’ 404 permit ended during the first quarter of 2012.  The Company is working with the Army Corps of Engineers on various matters required to complete the 404 permit, including evaluation of tailings disposal alternatives.

The U.S. Fish and Wildlife Service (“USFWS”) continues to advance work related to the completion of a fisheries and terrestrial biological opinion.  The Company is providing assistance with data collection and the determination of appropriate mitigation efforts.

The items discussed above are the next critical steps towards the completion of the Final Environmental Impact Study (“FEIS”) and Biological Opinion.  Once these are completed, the agencies can publish the FEIS.  The Company anticipates that the FEIS can be finalized in the third or fourth quarter of 2012 but the control of this schedule is in the hands of various government agencies and the Company has little input on this schedule.

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

Quarter Ended March 31, 2012

The Company reported a net loss of $(1.3) million for the quarter ended March 31, 2012 compared to net income of $1.3 for the quarter ended March 31, 2011.  The $2.6 million decrease in income from the first quarter of 2011 was primarily due to the following items:  (1) General and administrative expenses, legal and accounting expenses, and fees, filing and licenses expenses were a combined $0.2 million higher in the first quarter of 2011 due to additional costs associated with the completion of the underwritten public offering of stock;  (2) Expenditures for technical services were $0.2 million more during the first quarter of 2011 due to environmental fees and expenses; (3) The gain from the change in fair market value of warrant derivatives was $1.0 million more in the first quarter of 2011 compared to 2012 ; and (4) During the first quarter of 2011, a $2.0 million dollar gain was realized on the sale of available-for-sale securities.

Liquidity

During the three months ended March 31, 2012, the net cash used for operating activities was approximately $1.4 million, which is $0.3 million less than the same period during the prior year.  We have continued to limit activity levels, including capital expenditures, until the timing for the receipt of the record of decision becomes clearer.

We anticipate expenditures of approximately $6.5 million for the final three quarters of 2012, which we expect to consist of $1.5 million each quarter for general and administrative expenses and $0.5 million each quarter for permitting, engineering, and geologic studies for the permitting for the Montanore Project.  We expect to spend $0.5 million on exploration at La Estrella during 2012.  Additional external financing, however, would be required following receipt of the record of decision to complete the evaluation drilling program and a bankable feasibility study at the Montanore Project and increased exploration efforts at the La Estrella property in 2013.  The timing and amount of additional external financing will be based on the timing of the record of decision and planned drilling program for the Montanore Project and on 2012 exploration results and additional exploration plans, if any, for the La Estrella gold exploration project in central Peru.

Off-Balance Sheet Arrangements

As of March 31, 2012, we had no existing off-balance sheet arrangements (as defined under SEC rules) that have, or are reasonably likely to have, a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3.                                                     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The majority of our cash balances are held in U.S. dollars and our long term investment certificates of deposit are denominated in U.S. dollars in local and national banking institutions.  We manage the timing of cash required for review of the permitting and engineering of the Montanore Project and for general corporate purposes utilizing our money market account, and we invest funds not immediately required in certificates of deposit with varying maturities and fixed early retirement costs of three months interest.  Our policy is to invest only in government securities rated “investment grade” or better.

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

ITEM 4.                                                    CONTROLS AND PROCEDURES

Our management, with the participation of Glenn M. Dobbs, the Company’s President and CEO, and James H. Moore, the Company’s Chief Financial Officer and Treasurer, has evaluated the Company’s disclosure controls and procedures as of March 31, 2012.  Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are designed and were effective as of March 31, 2012 to give reasonable assurances that the information required to be disclosed in the reports that the Company’s files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is also accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2012 that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

PART II— OTHER INFORMATION

ITEM 1.                                                     LEGAL PROCEEDINGS

None.

ITEM 1A.                                            RISK FACTORS

None.

ITEM 2.                                                     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                                                     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                                                     MINE SAFETY DISCLOSURES

None.

ITEM 5.                                                     OTHER INFORMATION

None.

ITEM 6.                                                     EXHIBITS

Exhibit No.	Title of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act)
101

The following financial information from Mines Management Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at March 31, 2012, and December 31, 2011, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2012, and

March 31, 2011 and from Inception through March 31, 2012, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012, and March 31, 2011, and from Inception through March 31, 2012 and (iv) the Notes to Consolidated Financial Statements. Pursuant to rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MINES MANAGEMENT, INC.

Date: May 15, 2012	By:	/s/ Glenn M. Dobbs
Glenn M. Dobbs
President and Chief Executive Officer

Date: May15, 2012	By:	/s/ James H. Moore
James H. Moore
Chief Financial Officer