Form 10-Q
period 2012-06-30
MINES MANAGEMENT INC
filed 2012-08-14
CIK 66649

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

At August 14, 2012, 28,999,752 common shares, par value $0.001 per share, were issued and outstanding.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

Information contained in or incorporated by reference into this Quarterly Report on Form 10-Q may contain forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995.  The use of any of the words “development”, “anticipate”, “continues”, “estimate”, “expect”, “may”, “project”, “should”, “believe”, or similar expressions are intended to identify such statements.  Forward-looking statements included in this report relate to, among other things, comments regarding further exploration and evaluation of the Montanore Project, including drilling activities, feasibility determinations, including those in the Preliminary Economic Assessment, engineering and environmental studies, environmental, reclamation and permitting requirements and the process and timing and the costs associated with the foregoing; the process and timing associated with the Montanore Project permitting process, including the issuance of biological opinions, a final environmental impact statement and a record of decision and completion of wetland mitigation plans; financing needs, including the financing required to fund the final phases of the Montanore Project advanced exploration and delineation drilling program and a bankable feasibility study; sources of financing; the sufficiency of working capital to complete the rehabilitation of the Libby adit and commence delineation drilling; planned expenditures and cash requirements for 2012 and 2013;planned exploration and evaluation of the Estrella property in Peru, and results of drilling at Estrella; efforts to reduce costs, including reducing manpower; results of the Montanore Project hydrological model and the effects thereof; the search for potential exploration and development opportunities in the mining industry; the possibility of challenges by environmental groups or others to our permitting efforts or planned exploration, development or mining activities; potential completion of a bankable feasibility study and the costs associated therewith; and markets for silver and copper.  We believe the expectations reflected in those forward-looking statements are reasonable.  However, we cannot assure that the expectations will prove to be correct.  Certain cautionary statements are also included elsewhere in this report, including, without limitation, in conjunction with the forward-looking statements.  All forward-looking statements speak only as of the date made.  All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements.  Except as required by law, we undertake no obligation to update any forward-looking statements.  Factors that could cause actual results to differ materially from our expectations include, among others, those factors referenced in the “Risk Factors” section of this report and our Annual Report on Form 10-K for the year ended December 31, 2011 and such things as:

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

•                  the need for additional financing to complete the underground evaluation program, to develop the Montanore Project and to conduct additional exploration at the Estrella project in Peru;

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

•                  changes in geological information and the interpretation thereof;

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

•                  our intention not to pay any cash dividends in the foreseeable future;

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

MINES MANAGEMENT, INC.

FORM 10-Q

QUARTER ENDED JUNE 30, 2012

PART I— FINANCIAL INFORMATION

ITEM 1.                 FINANCIAL STATEMENTS

Contents

Page

FINANCIAL STATEMENTS:

Condensed consolidated balance sheets	1

Condensed consolidated statements of operations	2

Condensed consolidated statements of comprehensive loss	3

Condensed consolidated statements of cash flows	4

Notes to condensed consolidated financial statements	5-9

i

Mines Management, Inc. and Subsidiaries

(An Exploration Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2012	December 31, 2011
Assets
CURRENT ASSETS:
Cash and cash equivalents	$13,905,957	$17,121,800
Interest receivable	12,362	13,702
Prepaid expenses and deposits	327,949	207,285
Certificates of deposit	1,559,361	1,559,361
Total current assets	15,805,629	18,902,148

PROPERTY AND EQUIPMENT:
Buildings and leasehold improvements	836,454	836,454
Equipment	6,450,089	6,450,089
Office equipment	334,126	330,356
	7,620,669	7,616,899
Less accumulated depreciation	4,923,042	4,438,799
	2,697,627	3,178,100
OTHER ASSETS:
Available-for-sale securities	15,181	13,276
Reclamation deposits	1,184,966	1,236,846
	1,200,147	1,250,122
	$19,703,403	$23,330,370
Liabilities and Stockholders’ Equity
CURRENT LIABILITIES:
Accounts payable	$526,676	$370,723
Payroll and payroll taxes payable	44,631	17,631
Warrant derivatives	—	357,977
Total current liabilities	571,307	746,331

LONG-TERM LIABILITIES:
Asset retirement obligation	445,807	435,171
Total liabilities	1,017,114	1,181,502

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred shares — no par value, 10,000,000 shares authorized; -0- shares issued and outstanding	—	—
Common shares — $0.001 par value, 100,000,000 shares authorized; 28,939,752 and 28,739,110 shares issued and outstanding, respectively	28,940	28,739
Additional paid-in capital	86,473,069	86,224,400
Accumulated deficit	(1,117,306)	(1,117,306)
Deficit accumulated during the exploration stage	(66,702,430)	(62,989,076)
Accumulated other comprehensive income	4,016	2,111
Total stockholders’ equity	18,686,289	22,148,868
	$19,703,403	$23,330,370

See accompanying notes to condensed consolidated financial statements.

Mines Management, Inc. and Subsidiaries

(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,		From Inception of Exploration Stage August 12, 2002 Through June 30,
	2012	2011	2012	2011	2012
REVENUE:
Royalties	$5,833	$7,092	$20,581	$10,390	$140,652
OPERATING EXPENSES:
General and administrative	958,884	1,004,392	1,737,774	1,802,533	31,459,329
Technical services and exploration	1,090,976	667,357	1,621,047	1,367,334	28,567,923
Depreciation	246,992	254,007	491,388	508,090	4,943,970
Legal, accounting, and consulting	96,992	93,605	222,401	324,540	4,468,263
Fees, filing, and licenses	2,125	4,774	53,916	94,230	2,620,734
Impairment of mineral properties	—	—	—	—	504,492
Total operating expenses	2,395,969	2,024,135	4,126,526	4,096,727	72,564,711
LOSS FROM OPERATIONS	(2,390,136)	(2,017,043)	(4,105,945)	(4,086,337)	(72,424,059)
OTHER INCOME:
Gain from warrant derivatives	21,057	370,023	357,977	1,697,207	476,381
Gain on sale of available-for-sale securities	—	—	—	2,005,904	2,005,904
Interest income, net	15,309	39,545	34,614	62,209	3,239,344
	36,366	409,568	392,591	3,765,320	5,721,629
NET LOSS	$(2,353,770)	$(1,607,475)	$(3,713,354)	$(321,017)	$(66,702,430)
NET LOSS PER SHARE (basic and diluted)	$(0.08)	$(0.06)	$(0.13)	$(0.01)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (basic and diluted)	28,939,364	28,613,295	28,894,182	26,643,958

See accompanying notes to condensed consolidated financial statements.

Mines Management, Inc. and Subsidiaries

(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net Loss	$(2,353,770)	$(1,607,475)	$(3,713,354)	$(321,017)
Adjustment to net unrealized gains (losses) on marketable securities	(843)	(2,057)	1,905	(1,855,214)
Comprehensive loss	$(2,354,613)	$(1,609,532)	$(3,711,449)	$(2,176,231)

See accompanying notes to condensed consolidated financial statements.

 Mines Management, Inc. and Subsidiaries

(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,		From Inception of Exploration Stage August 12, 2002 Through June 30,
	2012	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,713,354)	$(321,017)	$(66,702,430)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	50,870	87,369	10,650,539
Stock received for services	—	—	(11,165)
Depreciation	491,388	508,090	4,943,970
Initial measurement of asset retirement obligation	—	—	344,187
Accretion of asset retirement obligation	10,636	10,077	101,620
Gain on sale of available-for-sale securities	—	(2,005,904)	(2,005,904)
Gain from warrant derivatives	(357,977)	(1,697,207)	(476,381)
Impairment of mineral properties	—	—	504,492
Changes in assets and liabilities:
Interest receivable	1,340	(5,117)	(12,362)
Prepaid expenses and deposits	(120,664)	(19,592)	(388,360)
Accounts payable	155,953	(156,061)	526,512
Payroll and payroll taxes payable	27,000	37,792	41,451
Net cash used in operating activities	(3,454,808)	(3,561,570)	(52,483,831)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(10,915)	—	(7,675,183)
Proceeds from disposition of property and equipment	—	—	35,423
Proceeds (purchase) of certificates of deposit	51,880	—	(2,683,415)
Net proceeds from sale of available-for-sale securities	—	3,821,252	2,005,904
Increase in mineral properties	—	—	(144,312)
Net cash provided by (used in) investing activities	40,965	3,821,252	(8,461,583)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of common stock	198,000	15,337,494	74,804,036
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,215,843)	15,597,176	13,858,622
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	17,121,800	4,866,840	47,335
CASH AND CASH EQUIVALENTS, END OF PERIOD	$13,905,957	$20,464,016	$13,905,957
SUPPLEMENTAL INFORMATION:
Interest paid	$—	$—	$65,768

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

The preparation of financial statements in accordance with US GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company’s condensed consolidated financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions, which could have a material effect on the reported amounts of the Company’s consolidated financial position and results of operations. Operating results for the three and six month periods ended June 30, 2012, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2012.

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

(e)                                  Net loss per share

Basic earnings or loss per share is computed on the basis of the weighted average number of shares outstanding during the period.  Diluted earnings or loss per share is calculated on the basis of the weighted average number of shares outstanding during the period plus the effect of potential dilutive shares during the period.  Potential dilutive shares include outstanding stock options and warrants.  For periods in which a net loss is reported, potential dilutive shares are excluded because they are antidilutive.  Therefore, basic loss per share is the same as diluted loss per share for the periods ended June 30, 2012 and 2011.

(f)                                    Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board, or FASB, issued guidance regarding the presentation of comprehensive income (loss).  The new standard requires the presentation of comprehensive income (loss), the components of net income (loss) and the components of other comprehensive income (loss) either in a single continuous statement of comprehensive income (loss) or in two separate but consecutive statements.  The updated guidance is effective on a retrospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011.  The Company adopted the provisions of this guidance effective January 1, 2012, as reflected in the condensed consolidated statements of comprehensive loss herein.

(g)                                 Subsequent events

The Company evaluated events and transactions subsequent to the balance sheet date of June 30, 2012 for potential recognition or disclosure in the condensed consolidated financial statements.

NOTE 2 — CERTIFICATES OF DEPOSIT:

The Company owns two certificates of deposit for a total of $1,559,361.  These investments mature in August 2012 and bear interest at the rate of 0.70%.

The Company also has a certificate of deposit pledged as security for a Letter of Credit to the Montana Department of Environmental Quality as a reclamation guarantee for the Montanore expansion evaluation program.  This certificate matures on January 3, 2013, bears interest at the rate of 0.55% and renews automatically each year.  This certificate of deposit ($1,124,055 and $1,175,935 at June 30, 2012 and December 31, 2011, respectively) is included with reclamation deposits on the Condensed Consolidated Balance Sheets.

NOTE 3 — AVAILABLE-FOR-SALE SECURITIES:

Available-for-sale securities are comprised of common stocks which have been valued using quoted market prices in active markets.  The following table summarizes the Company’s available-for-sale securities:

	June 30, 2012	December 31, 2011
Cost	$11,165	$11,165
Unrealized Gains	4,016	2,111
Fair Market Value	$15,181	$13,276

The Company sold one investment in marketable equity securities during March 2011.  Proceeds from the sale were $3,821,252 and the realized gain from the sale was $2,005,904.  No securities have been sold during 2012.

NOTE 4 — FAIR VALUE MEASUREMENTS:

The following table summarizes the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2012, and the fair value calculation input hierarchy level determined to apply to each asset and liability category.  Quoted market prices were used to determine the fair value of available-for-sale securities.  See note 5 for further discussion on the fair value measurement technique used to value the warrant derivatives.  The Company has no financial assets or liabilities that are measured at fair value on a nonrecurring basis.

	Balance at June 30, 2012	Balance at December 31, 2011	Input Hierarchy Level
Assets:
Available-for-sale securities	$15,181	$13,276	Level 1
Liabilities:
Warrant derivatives	—	$357,977	Level 3
Asset retirement obligation	$445,807	$435,171	Level 3

The following table presents the fair value reconciliation of Level 3 liabilities measured at fair value during the six months ended June 30, 2012:

	Warrant Derivatives	Asset Retirement Obligation
Balance January 1, 2012	$357,977	$435,171
Accretion expense	—	5,286
Gain on warrant derivatives	(336,920)	—
Balance March 31, 2012	21,057	440,457
Accretion expense	—	5,350
Gain on warrant derivatives	(21,057)	—
Balance June 30, 2012	$—	$445,807

NOTE 5 — WARRANT DERIVATIVES:

The Company had common share purchase warrants with exercise price reset features which qualified for treatment as a derivative liability.  These warrants expired on April 20, 2012.  The warrants did not qualify for hedge accounting and, as such, all changes in the fair value of the warrants were recognized in earnings until they expired.  The Company reported a gain from the change in fair value of these warrants of $21,057 and $370,023 in the Condensed Consolidated Statements of Operations for the three months ended June 30, 2012 and 2011, respectively.  Gains of $357,977 and $1,697,207 were recorded for the six months ended June 30, 2012 and 2011, respectively.

NOTE 6 — CONCENTRATION OF CREDIT RISK:

The Company maintains its cash and cash equivalents in one financial institution.  Balances are insured by the Federal Deposit Insurance Corporation up to $250,000.  The Company’s total uninsured bank deposit balance totaled approximately $16,300,000 as of June 30, 2012.  To date, the Company has not experienced a material loss or lack of access to its invested cash or cash equivalents; however, no assurance can be provided that access to the Company’s invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

NOTE 7 — STOCKHOLDERS’ EQUITY:

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

For a description of the public offering that occurred in 2007 and the sales of common stock during 2007 and 2005, refer to the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.  The warrants associated with the public offering completed in April 2007 expired on April 20, 2012.  No warrants related to this offering were exercised before they expired.  The warrants associated with the sale of stock in October 2005, also expired on April 20, 2012.  Cumulative warrants exercised relating to this issue were 269,620 as of June 30, 2012 and December 31, 2011, respectively.  During the six months ended June 30, 2012 and 2011, -0- and 101,435 warrants were exercised for gross proceeds of $-0- and $144,474, respectively.

Preferred Shares:

The Company has authorized 10,000,000 preferred shares, no par value.  Through June 30, 2012, the Company had not issued any preferred shares.

NOTE 8 — STOCK OPTIONS:

There has been no change to the Company’s 2003 and 2007 Stock Option Plans during 2012, other than the items summarized below.  For a description of these Stock Option Plans, refer to the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

The Board of Directors authorized the Company to establish the 2012 Equity Incentive Plan (“2012 Plan”) which was approved by the shareholders in June 2012.  The Company may grant options to purchase up to 3,000,000 shares of its common stock under the 2012 Plan.  The common stock subject to the 2012 Plan may be either authorized and unissued stock or reacquired stock, bought on the market or otherwise, at the discretion of the Board.  The 2012 Plan provides for the issuance of incentive stock options to employees and nonqualified stock options to directors, employees and consultants of the Company.  No participant is eligible to be granted more than 200,000 shares of common stock during any calendar year.  The option exercise price may not be less than 100% of fair market value per share on the date of grant and the options are exercisable within ten years from the date of grant of the option.  The vesting schedule of the options is at the discretion of the Board of Directors.

A summary of the option activity under the Company’s Stock Option Plans as of June 30, 2012, and changes during the period then ended, is presented below:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2012	3,601,000	$1.86
Exercised	(200,000)	$0.99
Outstanding at March 31, 2012	3,401,000	$1.92
Exercised	(5,000)	$1.29
Outstanding at June 30, 2012	3,396,000	$1.92	2.91	$192,000
Exercisable at June 30, 2012	3,316,000	$1.89	2.97	$192,000

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Weighted average risk-free interest rate	—	—	—	1.05%
Weighted average volatility	—	—	—	73.80%
Expected dividend yield	—	—	—	—
Weighted average expected life (in years)	—	—	—	3.5
Weighted average grant-date fair value	—	—	—	$1.25

During the three months ended June 30, 2012 and 2011, there were 5000 and 195,000 stock options exercised with a weighted average exercise price of $1.29and $1.21, respectively.  The total intrinsic value of options exercised during the three months ended June 30, 2012 and 2011 was $122 and $128,436, respectively.  During the six months ended June 30, 2012 and 2011, there were 205,000 and 303,000 stock options exercised with a weighted average exercise price of $1.00 and $1.57, respectively.  The total intrinsic value of options exercised during the six months ended June 30, 2012 and 2011 was $210,122 and $218,293, respectively.

A summary of the status of the Company’s nonvested options as of June 30, 2012, and changes during the period then ended, is presented below:

	Number of Options	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2012	730,000	$1.18
Vested	(650,000)	$1.20
Nonvested at March 31, 2012	80,000	$0.99
Granted	—	—
Vested	—	—
Nonvested at June 30, 2012	80,000	$0.99

As of June 30, 2012, there was no unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans.

Total compensation costs recognized for stock-based employee compensation awards was $-0- and $30,910 for the three months ended June 30, 2012 and 2011, respectively.  Total compensation costs recognized for stock-based employee compensation awards was $50,870 and $87,369 for the six months ended June 30, 2012 and 2011, respectively.  These costs were included in general and administrative expenses and technical services on the Condensed Consolidated Statements of Operations.  Cash received from options exercised under all share-based payment arrangements during the six months ended June 30, 2012 and 2011 was $198,000 and $152,700, respectively.

NOTE 9 — COMMITMENTS:

The Company entered into an Exploration Earn-In Agreement with Estrella Gold Corp. on April 5, 2012, pursuant to which the Company could acquire 75% of the Estrella gold and silver exploration property located in central Peru by expending $5 million on exploration activities.  Under the terms of the agreement, the Company will make annual cash payments to Estrella of $100,000 prior to the end of the first agreement year ending on February 28, 2013, and $200,000 prior to the end of each subsequent agreement year until the earn-in has been completed.  The Company will also expend a minimum of $500,000 in exploration and development expenditures in each of the first and second agreement years ending February 28 or 29, as the case may be.  The Company may terminate this agreement at any time during the earn-in period, however, a minimum of $350,000 in exploration and development expenses is required to be paid during the first year of the agreement regardless of whether or not the agreement is terminated.

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

Overview Second Quarter 2012

•                  The U.S. Forest Service (“USFS”) and the Montana Department of Environmental Quality (“MDEQ”) issued the Supplemental Draft Environmental Impact Study (“SDEIS”) in late September 2011.  The comment period on the SDEIS was completed on December 21, 2011 and the USFS and MDEQ are currently incorporating the responses in the final EIS.

•                  The Company submitted supplemental information to the Corps of Engineers concerning permit compensatory mitigation and other information to assist the agencies in the review of the Company’s application.  This process will continue on a current path with the Environmental Impact Study (“EIS”).

•                  The Company continued meeting with federal and state agencies, Montana legislators, local Lincoln County Commissioners, Libby City officials, business leaders and community members and kept them informed of the project status.

•                  The Company continued its program to reduce expenditures and conserve cash pending the completion of permitting.

•                 The Company’s cash and investment position remained strong at $15.5 million as of June 30, 2012.

•                  On April 5, 2012 the Company executed an agreement with Estrella Gold Corp. in which MMI can earn 75% of the La Estrella gold exploration project in central Peru. This is the Company’s first venture into South America.  The initial core drilling commenced in April 2012.

Current Activities

Montanore:

During the second quarter of 2012, the Company continued to maintain the Libby adit in a care and maintenance condition in preparation for development activities when the Record of Decision is received.  Technical support and assistance were provided for ongoing permitting and environmental efforts.  Monthly regulatory data gathering and reporting to state agencies is ongoing.

The Company continued to work on mine plan reviews related to optimization of the Preliminary Economic Assessment (“PEA”). Utilizing the LIDAR generated topographical maps of the site, the Company also continued work on resource model evaluations and identification of target areas which are being incorporated into the planned underground drill program.

La Estrella:

The Company has completed four exploration diamond drill holes on the La Estrella gold-silver deposit in eastern Huancavelica, Peru, for a total of 1106 meters.  The program is planned to include a total of seven holes and 2500 meters of drilling per the Earn-in Agreement with Estrella Gold Corp.  Bradley MDH, Lima, has been chosen as the drill services provider and has averaged about 35 meters per day.  Assay results from three of the four holes completed to date, shown below, indicate long intervals of continuously mineralized rock:

				Gold (Grams	Silver (Grams
Drill Hole	From (m)	To (m)	Interval (m)	per tonne)	per tonne)
E-23	84.4	197.2	112.8	0.41	21.4
	154	160	6	0.83	204
	166.6	197.2	30.6	0.63	7.9

E-24	101.8	262.4	160.6	0.37	23
	182	239.4	57.4	0.57	41

E-25	75	276.4	201.4	0.35	12.9
	141.4	175.2	33.8	0.59	4.9
	252.7	268.7	16.0	0.50	41.8

The local community has demonstrated cordial relations toward the project throughout the program, and much effort on the part of the Company has been directed toward communication and community involvement.  The exploration program has been designed to use community labor in the construction of drill platforms and access roads, and has utilized manually-portable drilling equipment.  All excavation work has been manually performed and has preserved soil layers in an organized manner, to provide for restoration when reclamation is underway.  An exploration camp under the direction of ExploSupport, Lima, has provided continuous logistic support for the project.

During the second quarter of 2012, the Company also commenced a 3D geologic modeling effort for the La Estrella gold-silver project in Peru which includes data input from historic drilling completed by companies previously associated with the project.

Montanore Permitting and Environmental

The agencies have compiled public comments and are preparing responses to these comments along with updates/revisions to the Draft Environmental Impact Statement (“DEIS”) and the Supplement EIS towards completion of a Final EIS.  The Company continues to work with the agencies in developing response and details that will become integral to the Final EIS.

The Company submitted supplemental information to the Corps of Engineers concerning permit compensatory mitigation and other information to assist the agencies in the review of the Company’s application.  This process should continue on a current path with the EIS.

The USFS submitted a Fisheries Biological Assessment (“BA”) and a Terrestrial Biological Assessment to the U.S. Fish and Wildlife Service (“FWS”) in July 2011.  The FWS provided comments on the Fisheries BA to the USFS in late 2011.  The Company has agreed to provide assistance to the USFS in preparing a revised Fisheries BA.  This process was initiated during the second quarter 2012 and is anticipated to be completed sometime during the third quarter.  In addition, the Company has agreed to fund a staff person for the FWS to support its effort in reviewing the Terrestrial BA submitted last year.  It is anticipated that this funding support will help to ensure the schedule is maintained as both of the BAs are critical to the overall schedule.

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

Quarter Ended June 30, 2012

The Company reported a net loss of $2.4 million for the quarter ended June 30, 2012 compared to a net loss of $1.6 million for the quarter ended June 30, 2011.  This $0.8 million dollar increase in net loss during the second quarter of 2012 was primarily due to the following items:  (1) a $0.4 million increase in operating expenditures primarily for technical services associated with the exploration of the La Estrella Project; and (2) a $0.4 million decrease in other income primarily from the change in the fair market value of warrant derivatives which expired in April of 2012.

Six Months Ended June 30, 2012

The Company reported a net loss of $3.7 million for the six months ended June 30, 2012 compared to a net loss of $0.3 million for the six months ended June 30, 2011.  The $3.4 million increase in net loss was primarily attributable to the change in other income, including:  (1) a decrease of $1.3 million in the net gain on fair market value of warrant derivatives which expired in April of 2012; and (2) the absence of the 2011 period gain of $2.0 million on the sale of available-for-sale securities.

Liquidity

During the six months ended June 30, 2012, the net cash used for operating activities was approximately $3.5 million, which is $0.1 million less than the same period during the prior year.  We have continued to limit activity levels, including capital expenditures, until the timing for the receipt of the Record of Decision for the Montanore Project becomes clearer.

We anticipate expenditures of approximately $4.5 million for the final six months of 2012, which we expect to consist of approximately $3.0 million for general and administrative expenses, $1.0 million for permitting, engineering, and geologic studies for the permitting for the Montanore Project and $0.5 million on exploration at La Estrella.  Additional external financing, however, would be required following receipt of the Record of Decision to complete the evaluation drilling program and a bankable feasibility study at the Montanore Project and to fund increased exploration efforts at the La Estrella property in 2013.  The timing and amount of additional external financing will be based on the timing of the Record of Decision and planned drilling program for Montanore and on 2012 exploration results and additional exploration plans, if any, for La Estrella.

Off-Balance Sheet Arrangements

As of June 30, 2012, we had no existing off-balance sheet arrangements (as defined under SEC rules) that have, or are reasonably likely to have, a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

ITEM 4.                 CONTROLS AND PROCEDURES

Our management, with the participation of Glenn M. Dobbs, the Company’s President and CEO, and James H. Moore, the Company’s Chief Financial Officer and Treasurer, has evaluated the Company’s disclosure controls and procedures as of June 30, 2012.  Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are designed and were effective as of June 30, 2012 to give reasonable assurances that the information required to be disclosed in the reports that the Company’s files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is also accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2012 that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

PART II— OTHER INFORMATION

ITEM 1.                 LEGAL PROCEEDINGS

None.

ITEM 1A.              RISK FACTORS

None.

ITEM 2.                 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                 DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                 MINE SAFETY DISCLOSURES

None.

ITEM 5.                 OTHER INFORMATION

None.

ITEM 6.                 EXHIBITS

Exhibit No.	Title of Exhibit

10.1	2012 Equity Incentive Plan
10.2	Form of Non-qualified Stock Option Award Agreement
10.3	Form of Incentive Stock Option Award Agreement
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C., 1350 (Section 906 of the Sarbanes-Oxley Act)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C., 1350 (Section 906 of the Sarbanes-Oxley Act)
101

The following financial information from Mines Management Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2012, and December 31, 2011, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2012, and June 30, 2011 and from Inception through June 30, 2012, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012, and June 30, 2011, and from Inception through June 30, 2012 and (iv) the Notes to Consolidated Financial Statements. Pursuant to rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MINES MANAGEMENT, INC.

Date: August 14, 2012	By:	/s/ Glenn M. Dobbs
Glenn M. Dobbs
President and Chief Executive Officer

Date: August 14, 2012	By:	/s/ James H. Moore
James H. Moore
Chief Financial Officer