Form 10-Q
period 2012-09-30
MINES MANAGEMENT INC
filed 2012-11-14
CIK 66649

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

At November 14, 2012, 28,999,752 common shares, par value $0.001 per share, were issued and outstanding.

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

QUARTER ENDED SEPTEMBER 30, 2012

PART I— FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

Contents

Page

FINANCIAL STATEMENTS:

Condensed consolidated balance sheets	1

Condensed consolidated statements of operations	2

Condensed consolidated statements of comprehensive loss	3

Condensed consolidated statements of cash flows	4

Notes to condensed consolidated financial statements	5-9

i

Mines Management, Inc. and Subsidiaries

(An Exploration Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2012	December 31, 2011
Assets
CURRENT ASSETS:
Cash and cash equivalents	$11,792,222	$17,121,800
Interest receivable	5,077	13,702
Prepaid expenses and deposits	275,473	207,285
Certificates of deposit	1,559,361	1,559,361
Total current assets	13,632,133	18,902,148

PROPERTY AND EQUIPMENT:
Buildings and leasehold improvements	836,454	836,454
Equipment	6,450,089	6,450,089
Office equipment	344,939	330,356
	7,631,482	7,616,899
Less accumulated depreciation	5,154,386	4,438,799
	2,477,096	3,178,100
OTHER ASSETS:
Available-for-sale securities	23,262	13,276
Reclamation deposits	1,184,966	1,236,846
	1,208,228	1,250,122
	$17,317,457	$23,330,370
Liabilities and Stockholders’ Equity
CURRENT LIABILITIES:
Accounts payable	$498,444	$370,723
Payroll and payroll taxes payable	40,057	17,631
Warrant derivatives	—	357,977
Total current liabilities	538,501	746,331

LONG-TERM LIABILITIES:
Asset retirement obligation	451,281	435,171
Total liabilities	989,782	1,181,502

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred shares — no par value, 10,000,000 shares authorized; -0- shares issued and outstanding	—	—
Common shares — $0.001 par value, 100,000,000 shares authorized; 28,999,752 and 28,739,110 shares issued and outstanding, respectively	29,000	28,739
Additional paid-in capital	86,805,769	86,224,400
Accumulated deficit	(1,117,306)	(1,117,306)
Deficit accumulated during the exploration stage	(69,401,885)	(62,989,076)
Accumulated other comprehensive income	12,097	2,111
Total stockholders’ equity	16,327,675	22,148,868
	$17,317,457	$23,330,370

See accompanying notes to condensed consolidated financial statements.

Mines Management, Inc. and Subsidiaries

(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,		From Inception of Exploration Stage August 12, 2002 Through September 30,
	2012	2011	2012	2011	2012
REVENUE:
Royalties	$6,527	$8,056	$27,108	$18,446	$147,179
OPERATING EXPENSES:
General and administrative	839,656	1,719,572	2,577,430	3,522,105	32,298,985
Technical services and exploration	1,384,087	680,715	3,005,134	2,048,049	29,952,010
Depreciation	242,469	251,018	733,857	759,108	5,186,439
Legal, accounting, and consulting	130,507	100,533	352,908	425,073	4,598,770
Fees, filing, and licenses	122,390	182,506	176,306	276,736	2,743,124
Impairment of mineral properties	—	—	—	—	504,492
Total operating expenses	2,719,109	2,934,344	6,845,635	7,031,071	75,283,820
LOSS FROM OPERATIONS	(2,712,582)	(2,926,288)	(6,818,527)	(7,012,625)	(75,136,641)
OTHER INCOME:
Gain from warrant derivatives	—	126,345	357,977	1,823,552	476,381
Gain on sale of available-for-sale securities	—	—	—	2,005,904	2,005,904
Interest income, net	13,127	34,397	47,741	96,606	3,252,471
	13,127	160,742	405,718	3,926,062	5,734,756
NET LOSS	$(2,699,455)	$(2,765,546)	$(6,412,809)	$(3,086,563)	$(69,401,885)
NET LOSS PER SHARE (basic and diluted)	$(0.09)	$(0.10)	$(0.22)	$(0.11)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (basic and diluted)	28,995,839	28,739,110	28,928,315	27,350,016

See accompanying notes to condensed consolidated financial statements.

Mines Management, Inc. and Subsidiaries

(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net Loss	$(2,699,455)	$(2,765,546)	$(6,412,809)	$(3,086,563)
Adjustment to net unrealized gains (losses) on marketable securities	8,081	(29,945)	9,986	(1,885,159)
Comprehensive loss	$(2,691,374)	$(2,795,491)	$(6,402,823)	$(4,971,722)

See accompanying notes to condensed consolidated financial statements.

 Mines Management, Inc. and Subsidiaries

(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,		From Inception of Exploration Stage August 12, 2002 Through September 30,
	2012	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,412,809)	$(3,086,563)	$(69,401,885)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	306,230	1,233,674	10,905,899
Stock received for services	—	—	(11,165)
Depreciation	733,857	759,108	5,186,439
Initial measurement of asset retirement obligation	—	—	344,187
Accretion of asset retirement obligation	16,110	15,292	107,094
Gain on sale of available-for-sale securities	—	(2,005,904)	(2,005,904)
Gain from warrant derivatives	(357,977)	(1,823,552)	(476,381)
Impairment of mineral properties	—	—	504,492
Changes in assets and liabilities:
Interest receivable	8,625	24,537	(5,077)
Prepaid expenses and deposits	(68,188)	(78,107)	(335,884)
Accounts payable	127,721	(152,435)	498,280
Payroll and payroll taxes payable	22,426	27,877	36,877
Net cash used in operating activities	(5,624,005)	(5,086,073)	(54,653,028)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(32,853)	—	(7,697,121)
Proceeds from disposition of property and equipment	—	—	35,423
Proceeds (purchase) of certificates of deposit	51,880	(39,564)	(2,683,415)
Net proceeds from sale of available-for-sale securities	—	3,821,252	2,005,904
Increase in mineral properties	—	—	(144,312)
Net cash provided by (used in) investing activities	19,027	3,781,688	(8,483,521)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of common stock	275,400	15,337,494	74,881,436
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,329,578)	14,033,109	11,744,887
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	17,121,800	4,866,840	47,335
CASH AND CASH EQUIVALENTS, END OF PERIOD	$11,792,222	$18,899,949	$11,792,222
SUPPLEMENTAL INFORMATION:
Interest paid	$—	$—	$65,768

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

The preparation of financial statements in accordance with US GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company’s condensed consolidated financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions, which could have a material effect on the reported amounts of the Company’s consolidated financial position and results of operations. Operating results for the three and nine month periods ended September 30, 2012, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2012.

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

(d)                                 Stock compensation

The Company measures and records the costs of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, recognized over the period during which an employee is required to provide services in exchange for such award.  Compensation cost is recognized for awards granted and adjusted for awards modified, repurchased or cancelled.

(e)                                  Net loss per share

Basic earnings or loss per share is computed on the basis of the weighted average number of shares outstanding during the period.   Diluted earnings or loss per share is calculated on the basis of the weighted average number of shares outstanding during the period plus the effect of potential dilutive shares during the period.  Potential dilutive shares include outstanding stock options and warrants.  For periods in which a net loss is reported, potential dilutive shares are excluded because they are antidilutive.  Therefore, basic loss per share is the same as diluted loss per share for the periods ended September 30, 2012 and 2011.

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

(g)                                  Subsequent events

The Company evaluated events and transactions subsequent to the balance sheet date of September 30, 2012 for potential recognition or disclosure in the condensed consolidated financial statements.

NOTE 2  — CERTIFICATES OF DEPOSIT:

The Company owns two certificates of deposit for a total of $1,559,361.  These investments mature in August 2013 and bear interest at the rate of 0.30%.

The Company also has a certificate of deposit pledged as security for a Letter of Credit to the Montana Department of Environmental Quality as a reclamation guarantee for the Montanore expansion evaluation program.  This certificate matures on January 3, 2013, bears interest at the rate of 0.55% and renews automatically each year.  This certificate of deposit ($1,124,055 and $1,175,935 at September 30, 2012 and December 31, 2011, respectively) is included with reclamation deposits on the Condensed Consolidated Balance Sheets.

NOTE 3  — AVAILABLE-FOR-SALE SECURITIES:

Available-for-sale securities are comprised of common stocks which have been valued using quoted market prices in active markets. The following table summarizes the Company’s available-for-sale securities:

	September 30, 2012	December 31, 2011
Cost	$11,165	$11,165
Unrealized Gains	12,097	2,111
Fair Market Value	$23,262	$13,276

The Company sold one investment in marketable equity securities during March 2011.  Proceeds from the sale were $3,821,252 and the realized gain from the sale was $2,005,904.  No securities have been sold during 2012.

NOTE 4 — FAIR VALUE MEASUREMENTS:

The following table summarizes the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2012, and the fair value calculation input hierarchy level determined to apply to each asset and liability category.  Quoted market prices were used to determine the fair value of available-for-sale securities.  See note 5 for further discussion on the fair value measurement technique used to value the warrant derivatives.  The Company has no financial assets or liabilities that are measured at fair value on a nonrecurring basis.

	Balance at September 30, 2012	Balance at December 31, 2011	Input Hierarchy Level
Assets:
Available-for-sale securities	$23,262	$13,276	Level 1
Liabilities:
Warrant derivatives	—	$357,977	Level 3
Asset retirement obligation	$451,281	$435,171	Level 3

The following table presents the fair value reconciliation of Level 3 liabilities measured at fair value during the nine months ended September 30, 2012:

	Warrant Derivatives	Asset Retirement Obligation
Balance January 1, 2012	$357,977	$435,171
Accretion expense	—	5,286
Gain on warrant derivatives	(336,920)	—
Balance March 31, 2012	21,057	440,457
Accretion expense	—	5,350
Gain on warrant derivatives	(21,057)	—
Balance June 30, 2012	—	445,807
Accretion expense	—	5,474
Balance September 30, 2012	$—	$451,281

NOTE 5 — WARRANT DERIVATIVES:

The Company had common share purchase warrants with exercise price reset features which qualified for treatment as a derivative liability.  These warrants expired on April 20, 2012.  The warrants did not qualify for hedge accounting and, as such, all changes in the fair value of the warrants were recognized in earnings until they expired.  The Company reported a gain from the change in fair value of these warrants of $-0- and $126,345 in the Condensed Consolidated Statements of Operations for the three months ended September 30, 2012 and 2011, respectively.  Gains of $357,977 and $1,823,552 were recorded for the nine months ended September 30, 2012 and 2011, respectively.

NOTE 6 — CONCENTRATION OF CREDIT RISK:

The Company maintains most of its cash and cash equivalents in one financial institution.  Balances are insured by the Federal Deposit Insurance Corporation up to $250,000.  The Company’s total uninsured bank deposit balance (including certificates of deposit) totaled approximately $14,361,000 as of September 30, 2012.  To date, the Company has not experienced a material loss or lack of access to its invested cash or cash equivalents; however, no assurance can be provided that access to the Company’s invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

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

For a description of the public offering that occurred in 2007 and the sales of common stock during 2007 and 2005, refer to the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.  The warrants associated with the public offering completed in April 2007 expired on April 20, 2012.  No warrants related to this offering were exercised before they expired.  The warrants associated with the sale of stock in October 2005, also expired on April 20, 2012.  Cumulative warrants exercised relating to this issue were 269,620.  During the nine months ended September 30, 2012 and 2011, $-0- and 101,435 warrants were exercised for gross proceeds of $-0- and $144,474, respectively.

Preferred Shares:

The Company has authorized 10,000,000 preferred shares, no par value.  Through September 30, 2012, the Company had not issued any preferred shares.

NOTE 8 — STOCK OPTIONS:

There has been no change to the Company’s 2003 and 2007 Stock Option Plans during 2012, other than the items summarized below.  For a description of these Stock Option Plans, refer to the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

The Board of Directors authorized the Company to establish the 2012 Equity Incentive Plan (“2012 Plan”) which was approved by the shareholders in June 2012.  The Company may grant options to purchase up to 3,000,000 common shares under the 2012 Plan.  The common shares subject to the 2012 Plan may be either authorized and unissued shares or reacquired shares, bought on the market or otherwise, at the discretion of the Board.  The 2012 Plan provides for the issuance of incentive stock options to employees and nonqualified stock options to directors, employees and consultants of the Company.  No participant is eligible to be granted more than 200,000 common shares during any calendar year.  The option exercise price may not be less than 100% of fair market value per share on the date of grant and the options are exercisable within ten years from the date of grant of the option.  The vesting schedule of the options is at the discretion of the Board of Directors.

A summary of the option activity under the Company’s Stock Option Plans as of September 30, 2012, and changes during the period then ended, is presented below:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2012	3,601,000	$1.86
Exercised	(200,000)	$0.99
Outstanding at March 31, 2012	3,401,000	$1.92
Exercised	(5,000)	$1.29
Outstanding at June 30, 2012	3,396,000	$1.92
Issued	456,000	$1.19
Exercised	(60,000)	$1.29
Forfeited or expired	(40,000)	$1.29
Outstanding at September 30, 2012	3,752,000	$1.85	2.99	$449,040
Exercisable at September 30, 2012	3,672,000	$1.82	3.05	$449,040

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Weighted average risk-free interest rate	0.30%	0.63%	0.30%	0.65%
Weighted average volatility	72.33%	87.16%	72.33%	86.67%
Expected dividend yield	—	—	—	—
Weighted average expected life (in years)	3.0	3.6	3.0	3.6
Weighted average grant-date fair value	$0.56	$1.20	$0.56	$1.20

During the three months ended September 30, 2012, there were 60,000 stock options exercised with a weighted average exercise price of $1.29.  There were no stock options exercised during the three months ended September 30, 2011.  The total intrinsic value of options exercised during the three months ended September 30, 2012 was $2,400.  During the nine months ended September 30, 2012 and 2011, there were 265,000 and 303,000 stock options exercised with a weighted average exercise price of $1.06 and $1.57, respectively.  The total intrinsic value of options exercised during the nine months ended September 30, 2012 and 2011 was $212,522 and $218,293, respectively.

A summary of the status of the Company’s nonvested options as of September 30, 2012, and changes during the period then ended, is presented below:

	Number of Options	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2012	730,000	$1.18
Vested	(650,000)	$1.20
Nonvested at March 31,2012	80,000	$0.99
Granted or Vested	—	—
Nonvested at June 30, 2012	80,000	$0.99
Granted or Vested	—	—
Nonvested at September 30, 2012	80,000	$0.99

As of September 30, 2012, there was no unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans.

Total compensation cost recognized for stock-based employee compensation awards was $255,360 and $1,146,304 for the three months ended September 30, 2012 and 2011, respectively.  Total compensation cost recognized for stock-based employee compensation awards was $306,230 and $1,233,674 for the nine months ended September 30, 2012 and 2011, respectively.  These costs were included in general and administrative expenses and technical services on the Condensed Consolidated Statements of Operations.  Cash received from options exercised under all share-based payment arrangements during the nine months ended September 30, 2012 and 2011 was $275,400 and $152,700, respectively.

NOTE 9 — COMMITMENTS:

The Company entered into an Exploration Earn-In Agreement with Estrella Gold Corp. (“Estrella”) on April 5, 2012, pursuant to which the Company could acquire 75% of the Estrella gold and silver exploration property located in central Peru by expending $5,000,000 on exploration activities.  Under the terms of the agreement, the Company is required to make annual cash payments to Estrella of $100,000 prior to the end of the first agreement year ending on February 28, 2013, and $200,000 prior to the end of each subsequent agreement year until the earn-in has been completed.  The Company is also required to expend a minimum of $500,000 in exploration and development expenditures in each of the first and second agreement years.  The Company may terminate this agreement at any time during the earn-in period, however, a minimum of $350,000 in exploration and development expenses is required during the first year of the agreement regardless of whether or not the agreement is terminated.  As of September 30, 2012, the Company has met the first year’s exploration and development expenditure requirements.

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

We are an exploration stage company with a large silver-copper project, the Montanore Project, located in northwestern Montana.  The Montanore Project continues to be the Company’s primary focus.  During 2012, the Company continued planning for the advanced exploration and delineation drilling program at the Montanore Project, principally through the pursuit of federal and state agency permitting approvals.

Overview Third Quarter 2012

•                  The Biological Consultation between the U.S. Forest Service (“USFS”) and the U.S. Fish and Wildlife Service (“USFWS”) has been initiated and is expected to conclude with a Biological Opinion.

•                  Initial drilling at the La Estrella exploration project in Peru was encouraging and has extended the gold and silver mineralized zone.

•                  The USFS and the Montana Department of Environmental Quality (“MDEQ”) issued the completed Supplemental Draft Environmental Impact Study (“SDEIS”) in late September 2011.  The comment period on the SDEIS concluded on December 21, 2011.  The USFS and MDEQ are currently incorporating the responses into the Final Environmental Impact Statement (“FEIS”).

•                  The Company continues to work with the U.S. Army Corps of Engineers (“Corps of Engineers”) on the 404 permitting process.  This process will continue concurrently with completion of the FEIS.

•                  The Company continued meeting with federal and state agencies, members of Congress, Montana legislators, local Lincoln County Commissioners, Libby City officials, business leaders and community members in an effort to keep them informed of the project’s status.

•                  The Company continued its program to reduce expenditures and conserve cash pending the completion of permitting.

•                  The Company’s cash and investment position remained strong at $13.4 million as of September 30, 2012.

Current Activities

Montanore:

During the third quarter of 2012, the Company continued to maintain the Libby adit in a care and maintenance condition preparatory to development activities and adit rehabilitation when the Record of Decision is received.  Technical support and assistance were provided for ongoing permitting and environmental efforts.  Gathering of environmental data and reporting to state and federal agencies as part of the permitting process is ongoing.

The Company continued to work on mine plan reviews related to optimization of the Preliminary Economic Assessment (“PEA”). Utilizing the LIDAR generated topographical maps of the project site, the Company also continued work on resource model evaluations and identification of target areas which are being incorporated into the planned underground drill program.  The Company is currently reviewing and updating the cost estimates for the revised delineation drilling program.

La Estrella:

At its La Estrella project in Peru, the Company completed an eight hole diamond core drill program totaling approximately 2,700 meters in August 2012, in a program designed to test the southwestern extent of a gold and silver mineralized zone, which remains open to the north, south, and west.  Seven of the eight holes intersected gold and silver mineralization exceeding 100 meters in thickness.  The 2012 drilling program has extended the known mineralized zone by approximately 300 meters to the west over an extent of approximately 500 meters north to south.  Currently, we are evaluating and modeling the data.

Montanore Permitting and Environmental

The agencies initiated work to prepare the FEIS for the Montanore Project.  The preparation of the FEIS includes updating the document to provide better clarity, additional support information, and other key elements necessary to complete the document.

An equally important aspect of the permitting process involves consultation between the USFS and the USFWS.  The Fisheries Biological Assessment (“BA”) was initiated in April.  A draft revision was submitted for review which has been completed.  The Fisheries BA is being updated along with the completion of a mitigation plan.  Once these two items are completed, the USFWS will commence work on the Biological Opinion (“BO”).

Consultation with regard to the Terrestrial (grizzly bears, etc.) BA has also commenced.  The USFWS has completed an internal review of the Terrestrial BA which was completed by the USFS and submitted in July of 2011.  The USFWS has provided comments to the USFS which is actively addressing those comments.  At the same time, the USFWS has commenced work on portions of the Terrestrial BO that are not subject to USFS updates to the BA.

The Company continues to work with the Corps of Engineers on the 404 permitting process.  The Corps of Engineers has determined that the application is complete and is analyzing the proposal.  The Clean Water Act requires that the Environmental Protection Agency (“EPA”) play a support role in the analysis.  The Corps of Engineers and EPA are working together on the permitting process, which continues concurrently with the FEIS process schedule.  In addition, the Company continues to communicate with the EPA on information and clarification on the 404 permitting process and related issues.

Completion of the permitting process is contingent upon the completion of the FEIS and issuance of a Record of Decision.

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

Quarter Ended September 30, 2012

The Company reported a net loss of $2.7 million for the quarter ended September 30, 2012 compared to a net loss of $2.8 million for the quarter ended September 30, 2011.  The most significant changes in operating expenses were:  (1) a $0.9 million decrease in general and administrative expenses primarily due to the value of stock compensation issued during the third quarter of 2012 compared to 2011mostly offset by (2) a $0.7 million increase in technical services associated with the exploration of the La Estrella Project.  There was also a $0.1 million decrease in other income primarily from the change in the fair market value of warrant derivatives which expired in April of 2012.

Nine Months Ended September 30, 2012

The Company reported a net loss of $6.4 million for the nine months ended September 30, 2012 compared to a net loss of $3.1 million for the nine months ended September 30, 2011.  The $3.3 million increase in net loss was primarily attributable to the change in other income, including:  (1) a decrease of $1.5 million in the net gain on fair market value of warrant derivatives which expired in April of 2012, and (2) the absence of the 2011 period gain of $2.0 million on the sale of available-for-sale securities.  Operating expenses decreased by $0.2 million with significant changes in the following line items:  (1) general and administrative expenses decreased by $0.9 million primarily due to the higher value of stock compensation issued during the third quarter of 2011 and (2) legal, accounting, consulting, and filing fees decreased for a combined total of $0.2 million due to the absence of various costs associated with the completion of the underwritten public offering during 2011, almost entirely offset by (3) a $1.0 million increase in technical services due to the exploration of the La Estrella Project.

Liquidity

During the nine months ended September 30, 2012, the net cash used in operating activities was approximately $5.6 million, which is $0.5 million more than the same period during the prior year.  We have continued to limit activity levels, including capital expenditures, until the timing for the receipt of the Record of Decision for the Montanore Project becomes clearer.

We anticipate expenditures of approximately $2.0 million for the final three months of 2012, which we expect to consist of approximately $1.0 million for general and administrative expenses, $0.5 million for permitting, engineering, and geologic studies for the permitting for the Montanore Project and $0.5 million on exploration support including permit renewals and resource modeling at La Estrella.  We expect to fund these expenditures from cash on hand.  Additional external financing would be required following receipt of the Record of Decision to complete the evaluation drilling program and a bankable feasibility study at the Montanore Project and to fund increased exploration efforts at the La Estrella property in 2013.   We expect the timing and amount of additional external financing to be based on the timing of the Record of Decision and planned drilling program for Montanore and on 2012 exploration results and additional exploration plans, if any, for La Estrella.

Off-Balance Sheet Arrangements

As of September 30, 2012, we had no existing off-balance sheet arrangements (as defined under SEC rules) that have, or are reasonably likely to have, a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

ITEM 4.                                                CONTROLS AND PROCEDURES

Our management, with the participation of Glenn M. Dobbs, the Company’s President and CEO, and James H. Moore, the Company’s Chief Financial Officer and Treasurer, has evaluated the Company’s disclosure controls and procedures as of September 30, 2012.  Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are designed and were effective as of September 30, 2012 to give reasonable assurances that the information required to be disclosed in the reports that the Company’s files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is also accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2012 that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

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
101

The following financial information from Mines Management Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2012, and December 31, 2011, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2012, and September 30, 2011 and from Inception through September 30, 2012, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012, and September 30, 2011, and from Inception through September 30, 2012 and (iv) the Notes to Consolidated Financial Statements. Pursuant to rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MINES MANAGEMENT, INC.

Date: November 14, 2012	By:	/s/ Glenn M. Dobbs
Glenn M. Dobbs
President and Chief Executive Officer

	By:	/s/ James H. Moore
Date: November 14, 2012		James H. Moore
Chief Financial Officer