Form 10-K
period 2012-12-31
MINES MANAGEMENT INC
filed 2013-04-01
CIK 66649

Use these links to rapidly review the document

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-32047

MINES MANAGEMENT, INC.
(Exact Name of Registrant as Specified in its Charter)

Idaho (State of Incorporation or Organization)	91-0538859 (I.R.S. Employer Identification No.)
905 W. Riverside Avenue, Suite 311 Spokane, Washington (Address of principal executive offices)	99201 (Zip Code)

(509) 838-6050
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value Preferred Stock Purchase Rights	NYSE MKT

Securities registered pursuant to Section 12(g) of the Act:

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2012, was approximately $35.9 million based on the closing price of the Common Stock on the NYSE MKT LLC of $1.35 per share. The number of shares of our common stock outstanding as of March 29, 2013 was 28,999,752.

DOCUMENTS INCORPORATED BY REFERENCE

         Certain information required for Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference to the Registrant's Definitive Proxy Statement for the 2013 Annual Meeting of Stockholders to be filed no later than April 30, 2013.

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

  •
  planned expenditures and cash requirements for 2013;

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

  •
  markets for silver and copper.

        The use of any of the words "anticipate," "estimate," "expect," "may," "project," "should," "believe," and similar expressions are intended to identify uncertainties. We believe the expectations reflected in those forward looking statements are reasonable. However, we cannot assure that the expectations will prove to be correct. Actual results could differ materially from those anticipated in these forward-looking statements as a result of the factors set forth below and other factors set forth in this report:

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

  •
  the factors discussed under "Risk Factors" in this Annual Report on Form 10-K for the period ending December 31, 2012.

        For a more detailed discussion of such risks and other important factors that could cause actual results to differ materially from those in such forward-looking statements, please see the section entitled "Item 1A. Risk Factors" contained in this Annual Report on Form 10-K for the period ending December 31, 2012. Although we have attempted to identify important factors that could cause actual results to differ materially from those described in forward-looking statements, there may be other factors that cause results not to be as anticipated, estimated or intended. There can be no assurance that these statements will prove to be accurate, as actual results and future events could differ materially from those anticipated in the statements. Except as required by law (e.g. information contained in our subsequent reports filed with the SEC on Forms 10-K, 10-Q and 8-K and any amendments thereto), we assume no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

        The Montanore Project is located in northwestern Montana, and from 1988 to 2002 was owned by Noranda Minerals Corporation ("Noranda"). During that time the project received an approved environmental impact statement ("EIS") and all of its primary environmental permits. From 1988 to 2002 the Company held royalty rights to a portion of the deposit. In 2002, Noranda announced that it was abandoning the project, and subsequently transferred to the Company by quitclaim deed the patented and unpatented mining claims that control the mineral rights, and all drill core and intellectual property including geologic, environmental and engineering studies, relating to the Montanore Project.

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

        Since 2003, we have spent approximately $61.9 million on evaluation and updating of data, including that originating from previous owners, permitting activities, acquisition of equipment, construction of site infrastructure, and development and construction of a dewatering system. As currently planned, the advanced exploration and delineation drilling program includes the following:

  •
  Development and advancement of the Libby adit by 3,000 feet to access the Montanore deposit;

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

        Before we are able to advance the Montanore Project, we must obtain the requisite project approvals and permits from the U.S. Forest Service ("USFS"), the State of Montana Department of Environmental Quality ("MDEQ"), the U.S. Fish and Wildlife Service, and the Army Corps of

Engineers. A draft environmental impact statement was issued by the USFS and the MDEQ in the first quarter of 2009. After the comment period expired, it was determined by the agencies that a supplemental draft environmental impact statement was necessary and this was completed in September 2011. The public comment period for the supplemental draft environmental impact statement closed in December 2011. The agencies are addressing the final comments with completion scheduled for the third or fourth quarter of 2013. We anticipate that the permits could be issued in the first quarter of 2014, based on the current published schedule on the USFS website. Until these permits have been received, we will not be able to proceed with the underground evaluation program.

        On April 5, 2012, we entered into an Exploration Earn-In Agreement with Estrella Gold Corporation pursuant to which we could acquire 75% of the La Estrella silver and gold exploration property in Peru, approximately 230 kilometers southeast of Lima. La Estrella is an advanced exploration stage project which contains an epithermal, volcanic-hosted gold-silver system with associated base-metal mineralization. The terms of the agreement allow the Company through its subsidiary, Minera Montanore Peru, SAC, to earn 75% of the La Estrella property by expending $5.0 million on exploration activities and making annual cash payments to Estrella of $0.1 million on the first anniversary of execution of the agreement and $0.2 million on each of the following anniversaries of such execution until the earn-in has been completed.

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

Employees

        As of March 29, 2013, the Company had seven employees located in Spokane, Washington and six employees in Libby, Montana. The Company plans to add additional engineering, geological, and operating staff at Libby as the development of the Montanore Project progresses. Outside consultants and contractors are engaged from time to time to perform tasks involved in re-permitting the Montanore Project and advancing the adit rehabilitation and drifting. The Company expects to continue to rely on consultants from time to time, to provide these services.

Regulation

        The Company's activities in the United States are subject to numerous federal, state, and local laws and regulations governing exploration, labor standards, occupational health and mine safety, control of toxic substances, and other matters involving environmental protection and taxation. These laws are continually changing and, in general, are becoming more restrictive. We have made, and expect to make in the future, significant expenditures to comply with such laws and regulations. Changes to local, state or federal laws and regulations in the jurisdictions where we operate could require additional capital expenditures and result in an increase in our costs. Although we are unable to predict what additional legislation, if any, might be proposed or enacted, additional regulatory requirements could impact the economics of our projects.

        For more information regarding the regulations to which we are subject and the risks associated therewith, see "Permitting and Environmental" under Item 2 "Properties" and Item 1A "Risk Factors."

Available Information

        We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission ("SEC"). You may access and read our filings without charge through the SEC's website, at www.sec.gov. You may also read and copy any document we file at the SEC's Public Reference Room located at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the Public Reference Room.

        We also make our public reports available through our website, www.minesmanagement.com, as soon as practicable after we file or furnish them to the SEC. You may also request copies of the documents, at no cost, by telephone at (509) 838-6050 or by mail at Mines Management, Inc., 905 W. Riverside Avenue, Suite 311, Spokane, Washington 99201. The information on our website is not part of this Annual Report on Form 10-K.

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

        In order to demonstrate the existence of proven or probable reserves under SEC guidelines, it would be necessary for the Company to advance the exploration of the Montanore Project by significant additional delineation drilling to demonstrate the existence of sufficient mineralized material with satisfactory continuity. If successful, the results of this drilling program would provide the basis for a feasibility study demonstrating with reasonable certainty that the mineralized material can be economically extracted and produced. We do not currently have sufficient data to support a feasibility study of the Montanore Project, and in order to perform the drilling to support such feasibility study, we must first obtain the necessary permits to continue our exploration efforts. It is possible that, even if we obtain sufficient geologic data to support a feasibility study on the Montanore Project, the data will lead us to conclude that none of the identified mineral deposits can be economically and legally extracted or produced. If we cannot adequately confirm or discover any mineral reserves of precious metals on the Montanore property, we may not be able to generate any revenues.

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

        We are an exploration stage mining company and currently do not have sufficient capital to fully fund the activities needed to establish the economic feasibility of the Montanore Project. We have approximately $11.8 million of cash, cash equivalents and certificates of deposit on hand as of December 31, 2012. We anticipate that our expenses in 2013 will be approximately $1.5 million for regulatory permitting activities and $5.0 million of general and administrative expenses, assuming that permitting is not completed until the end of 2013. We estimate that, following the completion of permitting, the costs of completing the exploratory drilling program will be approximately $20 to $25 million, plus general and administrative expenses during the period in which the drilling program is being conducted. Uncertainties surrounding the exploratory drilling program and, in particular, the permitting process could require the project to take longer and cause costs to increase. Our cash on hand will not be sufficient to complete the exploratory drilling program and prepare the bankable feasibility study, and additional financing will be required. We cannot guarantee that we would be able to obtain any such additional financing on commercially reasonable terms or at all, nor can we guarantee that we would be able to fund the activities required to complete a bankable feasibility study. Additional equity funding could be dilutive to existing stockholders. If we fail to obtain the necessary financing when needed, we may not be able to execute our planned activities and we may be forced to abandon exploration and development of, or to sell our interest in, the Montanore Project, which would have a material adverse effect on our growth strategy, results of operations and financial condition.

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

        In the ordinary course of business, mining companies are required to seek governmental permits for expansion of existing operations or for the commencement of new operations. We are required to obtain numerous permits for the Montanore Project. Obtaining the necessary governmental permits has been, and continues to be, a complex and time-consuming process involving numerous jurisdictions and often involving public hearings and costly undertakings. We have been engaged in renewing or pursuing permits since early 2005, and, under the most favorable timing, could have permits in place by the end of 2013. However, the process is controlled by the governmental agencies, and throughout the permitting process these agencies have repeatedly missed anticipated deadlines. Obtaining required permits for the Montanore Project may be more difficult due to its location within the Cabinet Wilderness Area, and its proximity to core habitat of certain protected species, including the grizzly bear and bull trout. In addition, a third party is seeking to permit another mining operation near the Montanore Project and if that effort were successful, the impact of that operation on the environment and on wildlife in the area would have to be taken into consideration in our permitting determinations and could make those determinations more difficult. Private political groups purportedly dedicated to protection of the environment have been active in opposing permitting of projects in and near the Cabinet Wilderness Area.

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

        The duration and success of our efforts to re-permit are contingent upon many variables not within our control. There can be no assurance that we will obtain all necessary permits and, if obtained, that the permitting costs involved will not exceed available funds. Permitting costs through 2012 have been approximately $38 million, and it is possible that the costs and delays associated with the compliance with such standards and regulations could become such that we would not have sufficient funds to proceed with the further exploration, development or operation of a mine at the Montanore Project.

We have a history of losses and we expect losses to continue.

        As an exploration stage company that has no production history, we have incurred losses since our inception and we expect to continue to incur additional losses for the foreseeable future. For the fiscal years ended December 31, 2012 and 2011, we incurred losses of $8.2 million and $5.6 million, respectively. As of December 31, 2012, we had a deficit accumulated during the exploration stage of $71.2 million. There can be no assurance that we will achieve or sustain profitability in the future.

We have no recent history of production.

        We have no recent history of producing silver or other metals and the process of achieving production has many uncertainties. The development of our Montanore Project would require that we establish reserves, obtain approximately $550 million of financing, and construct and operate a mine, processing plant, and related infrastructure. During this process, we would be subject to all of the risks associated with establishing a new mining operation and business enterprise. We may never successfully establish mining operations, and any operations may never achieve profitability.

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

        If we discover ore at the Montanore Project or at the La Estrella Property, we expect that it would be several additional years from the initial phases of exploration until production is possible. During this time, the economic feasibility of production could change as a result of changes in commodity prices, inflation or other issues. As a result of these uncertainties, there can be no assurance that our exploration programs will result in proven and probable reserves in sufficient quantities to justify commercial operations at the Montanore Project or at any other exploration project.

Operation of a mine at the Montanore site will depend on our ability to recruit and retain qualified employees.

        If our exploration efforts at Montanore site are successful and we are able to raise the necessary external financing to develop and construct the Montanore Project, our ability to conduct mining operations will depend in part upon our ability to attract, compensate and retain a sufficient number of qualified employees, including executive officers, managers, employees and other personnel knowledgeable about the mining business. Qualified individuals of the requisite caliber and number needed to fill these positions may be in short supply in areas near the Montanore Project, and the challenges in attracting and relocating qualified employees to the Montanore site may be considerable. If we are unable to hire and retain employees to operate the mine, any planned commencement of mining operations in the future would be delayed. Furthermore, increases in labor costs due to the competition for qualified employees and hiring employees represented by labor unions could render mining operations at Montanore uneconomical. Any such delays or any increases in labor costs could have a material adverse effect on our business and financial condition.

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

        The aggregate effect of these factors on metals prices is impossible for us to predict. Future weakness in the global economy and decreases in metals prices could adversely affect our ability to finance the exploration and development of the Company's properties, which would have a material adverse effect on our financial condition and results of operations and cash flows. There can be no assurance that metals prices will not decline. During the five-year period ended December 31, 2012, the high and low settlement prices for silver and copper were approximately $48.70 and $8.88 per ounce of silver and $4.62 and $1.24 per pound of copper.

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

        From time to time the U.S. Congress may consider revisions in its mining and environmental laws. It remains unclear to what extent new legislation may affect existing mining claims or operations. The effect of any such revisions on our operations cannot be determined conclusively until such revision is enacted; however, such legislation could materially increase costs on properties located on federal lands, such as the Montanore property, and such revision could also impair our ability to develop the Montanore Project and to explore and develop other mineral projects.

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

        Although the Montanore deposit is held by patented mining claims, a significant portion of our holdings consist of unpatented lode and millsite claims. Certain of our United States mineral and surface use rights consist of "unpatented" mining and millsite claims created and maintained in accordance with the U.S. General Mining Law of 1872, or the General Mining Law. Unpatented mining and millsite claims are unique U.S. property interests, and are generally considered to be subject to greater title risk than other real property interests because the validity of unpatented mining and millsite claims is often uncertain. This uncertainty arises, in part, out of the complex federal and state laws and regulations that supplement the General Mining Law. Also, unpatented mining and millsite claims and related rights, including rights to use the surface, are subject to possible challenges by third parties or contests by the federal government. The validity of an unpatented mining or millsite claim, in terms of both its location and its maintenance, is dependent on strict compliance with a complex body of federal and state statutory and decisional law. In addition, there are few public records that definitively control the issues of validity and ownership of unpatented mining and millsite claims. We have not filed a patent application for any of our unpatented mining and millsite claims that are located on federal public lands in the United States and, under current law and possible future legislation to change the General Mining Law, patents may be difficult to obtain. The Company has obtained a title opinion on some of the patented mining claims covering the Montanore deposit, but not on all of its patented mining claims. The Company has not obtained title opinions on any of its unpatented mining or millsite claims.

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

        In addition, in 2009, a consortium of environmental groups filed a lawsuit in the U.S. District Court for the District of Columbia against the Department of the Interior, the Department of Agriculture, the Bureau of Land Management, or BLM, and the USFS, asking the court to order the BLM and USFS to adopt the five-acre millsite limitation. That lawsuit also asks the court to order the BLM and the USFS to require mining claimants to pay fair market value for their use of the surface of federal lands where those claimants have not demonstrated the validity of their unpatented mining claims and millsites. If the plaintiffs in that lawsuit prevailed, that could have an adverse impact on our ability to use our unpatented millsites for facilities ancillary to our mining activities, and could significantly increase the cost of using federal lands at the Montanore Project for such ancillary facilities.

        In recent years, the U.S. Congress has considered a number of proposed amendments to the General Mining Law, as well as legislation that would make comprehensive changes to the law. Although no such legislation has been adopted to date, there can be no assurance that such legislation will not be adopted in the future. If adopted, such legislation, if it included concepts that have been part of previous legislative proposals, could, among other things, (i) adopt the millsite limitation discussed above, (ii) impose time limits on the effectiveness of plans of operation that may not coincide with mine life, (iii) impose more stringent environmental compliance and reclamation requirements, (iv) establish a mechanism that would allow states, localities and Native American tribes to petition for the withdrawal of identified tracts of federal land from the operation of the General Mining Law, (v) allow for administrative determinations that mining would not be allowed in situations where undue degradation of the federal lands in question could not be prevented, and (vi) impose royalties on silver and copper production from unpatented mining claims located on federal lands or impose fees on production from patented mining claims. Further, it could have an adverse impact on earnings from our operations, could reduce estimates of any reserves we may establish and could curtail our future exploration and development activity on federal lands or patented claims.

        While we have no reason to believe that title to any of our properties is in doubt, title to mining properties is subject to potential claims by third parties claiming an interest in them. For example, in September 2007, we filed a declaratory judgment action, Mines Management, Inc., Newhi, Inc. and Montanore Minerals Corp. v. Tracie Fus et al., Cause No. DV 07-248 in Montana Nineteenth Judicial District Court, Lincoln County. In this action we sought a Court judgment against certain of the defendants that the unpatented mining claims of such defendants allegedly located above portions of our adit and overlapping certain of our patented and unpatented mining claims, mill sites and tunnel sites are invalid. The defendants then asserted trespass claims against us relating to our use of certain of our mining claims, millsites and the adit. The parties participated in a mediation in 2009 which resulted in a settlement with seven of the ten defendants. Subsequently, however, one of the defendants claimed that a settlement had not been reached. In mid-March 2013 the Court issued an order (i) enforcing the settlement with seven of the ten defendants, (ii) enjoining us from trespassing on certain mining claims owned by one of the defendants, and (iii) finding that the mining claim of another defendant is valid and superior to certain of our claims. The claims with respect to which we were enjoined from trespass do not overlap the adit. The mining claim that the Court determined was valid and superior to certain of our claims overlaps portions of the adit and portions of certain of our patented claims and tunnel sites. Although we may appeal portions of this order when it becomes a final order, we do not believe that this order affects our ability to use the adit or to conduct exploration and development operations as currently planned once we have obtained the required permits.

We are obligated by a right of first refusal agreement relating to our future silver production that may affect the willingness of third parties to enter into silver purchase agreements with us.

        In November 2007, we entered into a Right of First Refusal agreement with a significant stockholder that granted to that stockholder a 20-year right of first proposal and a right to match third-party proposals to purchase a silver stream, i.e. all or any portion of silver mined, produced or recovered by us in the State of Montana. The right does not apply to trade sales and spot sales in the ordinary course of business or forward sales. The existence of this agreement may make other potential buyers less likely to negotiate with us to purchase silver we produce since they would be subject to the aforementioned right of first refusal.

The market price of our common stock is subject to volatility and could decline significantly.

        Our common stock is listed on the NYSE MKT LLC ("NYSE MKT") and the Toronto Stock Exchange, or TSX. Securities of small-cap companies such as ours have experienced substantial volatility in the past, often based on factors unrelated to the financial performance or prospects of the companies involved. These factors include macroeconomic developments in North America and globally and market perceptions of the attractiveness of particular industries. This volatility has been exacerbated in recent years because of global economic and political disruptions and natural disasters. Our share price is also likely to be significantly affected by short-term changes in silver and copper prices or in our liquidity, financial condition or results of operations as reflected in our quarterly earnings reports. Over the last three years, the closing price of our common shares as reported on the NYSE MKT has fluctuated from a low of $0.90 per share to a high of $4.30 per share. Other factors unrelated to our performance that could have an effect on the price of our common stock include the following:

  •
  volatility in metal prices;

  •
  the extent of analyst coverage available to investors concerning our business is limited because investment banks with research capabilities do not typically follow our securities or the securities of other exploration or developmental companies;

  •
  the trading volume and general market interest in our securities could affect an investor's ability to trade significant numbers of shares of our common stock;

  •
  the relatively small size of the public float will limit the ability of some institutions to invest in our securities;

  •
  a substantial decline in our stock price that persists for a significant period of time could cause our securities to be delisted from the NYSE MKT and the TSX, further reducing market liquidity; and

  •
  news reports relating to trends in our industry or general economic conditions.

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

Our shareholders are subject to future dilution by the exercise of options, and the existence of a significant number of options could depress the price of our common stock.

        As of December 31, 2012, we had 28,999,752 shares outstanding. As of that date, there were options outstanding to purchase up to 3,622,000 shares of common stock at a weighted average exercise price of $1.81 per share. There are 3,383,000 additional shares of common stock (640,000 in the Consultant Stock Compensation Plan, 40,000 in the 2003 Equity Incentive Plan, 159,000 in the 2007 Equity Incentive Plan, and 2,544,000 in the 2012 Equity Incentive Plan) available for issuance under our stock option plans. If we issue additional options or warrants, or if currently outstanding options to purchase our common stock are exercised, the investments of our shareholders would be further diluted. In addition, the potential for exercise of a significant number of options can have a depressive effect on the market price for our common stock.

The issuance of additional common stock may negatively impact the trading price of our common stock.

        We have issued equity securities in the past, most recently in March 2011, and may continue to issue equity securities to finance our activities in the future, including to finance future acquisitions, or as consideration for acquisitions of businesses or assets. In addition, outstanding options to purchase our common stock may be exercised and additional options and warrants may be issued, resulting in the issuance of additional shares of common stock. The issuance by us of additional shares of common stock would result in dilution to our stockholders, and even the perception that such an issuance may occur could have a negative impact on the trading price of our common stock.

Anti-takeover provisions in our articles of incorporation, our bylaws and under Idaho law may enable our incumbent management to retain control of us and discourage or prevent a change of control that may be beneficial to our shareholders.

        Certain provisions of the Company's articles of incorporation and bylaws and of Idaho law could discourage, delay or prevent a merger, acquisition, or other change of control that shareholders may consider favorable, including transactions in which shareholders might otherwise receive a premium for their shares of common stock in the company. Specifically, the Company's articles of incorporation divide the board of directors into three classes having staggered terms of office. This may prevent or frustrate attempts by our shareholders to replace or remove management. The Company has also implemented a shareholders rights plan, sometimes called a "poison pill", which would substantially reduce or eliminate the expected economic benefit to an acquirer from acquiring us in a manner or on terms not approved by our board of directors. In addition, our board of directors is able to issue a new series of preferred stock from time to time without stockholder approval that could affect the voting power of our common stock and have dividend and liquidation preferences that could negatively affect the value of our common stock. These and other impediments to a third party acquisition or change of control could limit the price investors are willing to pay in the future for shares of our common stock. Our board of directors has also approved employment agreements with certain of our executive officers that include change of control provisions that provide severance benefits in the event that their employment terminates involuntarily without cause or for good reason within twelve months after a change of control of the Company. These agreements could affect the consummation of and the terms of a third party acquisition. We are also subject to provisions of Idaho law that could have the effect of delaying, deferring or preventing a change in control of our company. One of these provisions prevents us from engaging in a business combination with any interested shareholder for a period of three years from the date the person becomes an interested shareholder, unless specified conditions are satisfied.

There are differences in U.S. and Canadian requirements for reporting of resources and mineralization, and we utilized the Canadian mining industry reporting standards for reporting of resources in our recent Preliminary Economic Assessment, or PEA. Some information required by Canadian reporting is not permitted under SEC guidelines.

        The mineralization figures presented in this Annual Report on Form 10-K are based upon estimates made by independent geologists. U.S. reporting requirements for disclosure of mineral properties are governed by SEC Industry Guide 7. Although we are a U.S. company traded on the NYSE MKT, we also report in Canada estimates of resources that are prepared in accordance with Canadian standards because we are also traded on the TSX and are thus subject to Canadian reporting requirements. These resource estimates were prepared in accordance with standards of the Canadian Institute of Mining, Metallurgy and Petroleum referred to in Canadian National Instrument 43-101, commonly known as NI 43-101. In early 2011, we completed a Preliminary Economic Assessment, or PEA, that was prepared in accordance with NI 43-101 reporting standards. The reporting standards required by NI 43-101 are different from the standards permitted to report reserve and resource estimates in reports and other materials filed with the SEC. Accordingly, information concerning descriptions of mineralization contained in our public filings with the SEC may not be comparable to information, including the PEA, we file with Canadian securities authorities.

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

Montanore Property

        The Montanore Project is located in Sanders and Lincoln Counties in northwestern Montana and consists of ten patented mining claims and 825 unpatented mining claims owned by the Company. The unpatented mining claims are held subject to a $140 per claim annual maintenance fee paid to the federal government.

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

        The Company's property holdings for operational access and infrastructure support for the Montanore Project are located to the east of the deposit, south of the town of Libby, and are accessed from Libby by about 16 miles of secondary road up Libby Creek. The apex of the deposit can be reached from Noxon, the nearest town, by taking State Highway 200 about 2 miles to the east and then north about 5 miles on a secondary graveled road to the junction of the west and east forks of Rock Creek. From this point it is about a 4-mile hike up a Jeep trail behind a locked USFS gate to the deposit outcrop. The deposit outcrops near the border of, and other than the outcrop that occurs on the patented claims HR 133 and HR 134, lies entirely within the Cabinet Wilderness Area. Because any future mining of the deposit would take place underground and the Company has access to the deposit from outside the Cabinet Wilderness Area (our patented mining claims and certain other mineral rights predate the wilderness area designation), we do not believe that any future mining or associated surface activity would have a material impact on the wilderness area.

        On May 31, 2006, the Company acquired the State Hard Rock Operating Permit 150 that covers certain exploration activities and the Montana Pollution Discharge Elimination System ("MPDES") water discharge permit for the Montanore Project as well as title to properties providing access to the portal of the Libby adit. The 14,000 foot Libby adit was constructed in the early 1990s by previous operators. The adit stops approximately 3,000 feet short of the deposit. The Libby adit, when extended, will provide access to the Montanore deposit for a planned underground exploration and delineation drilling program. Prior to our activity in 2006, there were no plant, equipment, subsurface improvements or equipment other than the Libby adit, which was plugged and in reclamation. During the third quarter of 2006, the Company reopened the adit and completed initial water testing to determine the treatment method for water discharged from the adit.

Non-Reserves—Mineralized Material

        Non-Reserves Reported in the United States.    The estimate of mineralized material set forth below was prepared by Mine Development Associates, or MDA, of Reno, Nevada in October 2005. The estimate was prepared in accordance with SEC Industry Guide 7.

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

        The mineralized zone crops out at the surface and extends down dip at least 12,000 ft to the north-northwest. The mineralization is open ended in the down dip direction. Mineralization occurs in at least two sub-parallel horizons separated by a silver- and copper-deficient zone containing low-grade lead in the form of galena. The two horizons are identified as the B1 for the upper zone and the B for the lower and more extensive zone. Both zones dip to the northwest between 15 degrees and 30 degrees, with an average of just over 15 degrees. The width of the main (B) horizon, in plan view, is defined by a fault on one side and a fold axis on the other, and varies from 804 feet to 3,540 feet. The property boundaries, however, limit the controlled portion of the deposit to a maximum of 2,000 feet. The average thickness for each of the two horizons is 35 feet, depending upon cutoff.

History and Development

        The Montanore Project was owned by Noranda Minerals Corporation between 1988 and 2002. During that time, the project received a Record of Decision ("ROD") approving a plan of operations from the USFS and the State of Montana, as well as all other permits required for the project, allowing Noranda to proceed with full operations, but the project was never put into operation. From 1988 to 2002, the Company held royalty rights to a portion of the deposit. In 2002, Noranda announced that it was withdrawing from the project, and subsequently transferred to us by quitclaim deed the patented and unpatented mining claims that control the mineral rights, and all drill core and intellectual property, including geologic, environmental and engineering studies, relating to the Montanore Project.

        In May 2006, we acquired two Noranda subsidiaries that held title to the Montanore property, providing access to the 14,000 foot Libby adit which, when extended, will provide access to the Montanore deposit. Through this acquisition, we also received the Hard Rock Operating Permit 150 that covers certain exploration activities and the MPDES water discharge permit for the Montanore Project. The 14,000 foot Libby adit was constructed in the early 1990s by previous operators. The adit stops approximately 3,000 feet short of the deposit. Prior to our activity in 2006, there were no plant, equipment, subsurface improvements or equipment other than the Libby adit, which was plugged and in reclamation. During the third quarter of 2006, we reopened the adit and completed initial water testing to determine the treatment method for water discharged from the adit. The necessary permit revisions were received in November 2006 to undertake an underground evaluation drilling program. We own water rights associated with the Montanore property that are believed to be sufficient for proposed mining activities. In the fourth quarter of 2006, we purchased generators to provide power for the initial evaluation drilling program and erected a warehouse building and shop at the Libby adit site, along with an office and employee change facility.

        In January 2007, we established a $1.124 million stand-by letter of credit to satisfy reclamation bonding requirements related to our planned exploration at the Libby adit. In 2007, we completed the construction of site infrastructure to support our planned underground evaluation program at the Montanore Project including a $1.5 million water treatment plant to process all water pumped out of the adit and a dry storage structure for inventory. We also acquired an initial fleet of surface and underground heavy equipment.

        In 2008 and 2009, we continued the testing and installation of the adit dewatering system in preparation for the planned 3,000 foot extension and initiation of the drilling program and installed sumps that allowed us to test most of the mining equipment that will be used during the adit advancement and future development activities. We dewatered the adit in 2009. Engineering and geology work also continued during 2008 and 2009.

        The decline has been in a standby mode since the second quarter 2009, pending completion of the environmental review process. Operations at the Libby adit are limited to maintaining the water level at the 7,400 foot level in the adit and treating the water pumped from the adit.

Advanced Exploration and Delineation Drilling Program

        The objectives of our underground evaluation drilling program are to:

  •
  expand the known higher grade intercepts of the Montanore deposit;

  •
  develop additional information about the deposit;

  •
  further assess and define the mineralized zone; and

  •
  provide additional geotechnical, hydrological and other data.

The stages of the advanced exploration and delineation drilling program, and activities undertaken to date in each stage, are set out below. We expect that, following completion of permitting, Stages 2, 3 and 4 would take approximately 18 months.

  Stage 1—Dewatering and Adit Rehabilitation

        The construction of water pumping and treatment facilities and the addition of generators to provide power for the underground exploration program are described above. In addition, we have worked to rehabilitate the adit which involves, among other things, sealing the walls, installing new roof bolts and extending power, ventilation and dewatering infrastructure in the adit. To date, infrastructure placed in the decline includes a refuge chamber, mine power center and temporary pump station, along with the previously installed sumps and pumping system at the 700 foot location. As previously noted, the adit is now on care and maintenance until the environmental review process is complete. We are prohibited from doing further work in the adit until the USFS approves an operating plan for Montanore. Total costs for Stage 1 activities are projected at approximately $7.3 million, of which approximately $6.3 million had been spent by December 31, 2012.

  Stage 2—Advancement of Adit, Drifting and Establishment of Drill Stations

        Once the permitting process is complete and the adit rehabilitation completed, the Company plans to advance the adit approximately 3,000 feet towards the middle of the deposit. Upon reaching the deposit, we intend to commence approximately 6,000 feet of development drifting and establishing drill stations, which will be necessary to provide drill access. We estimate that Stage 2 will cost approximately $5.0 million.

  Stage 3—Phase I Delineation Drilling

        In Stage 3 of the advanced exploration and delineation drilling program, we expect to commence approximately 25,000 feet of diamond core drilling. We expect to spend approximately $0.5 million on Phase I delineation drilling. We also expect to spend approximately $12.7 million (in addition to amounts set forth above) during Stages 1, 2 and 3 on site operating and capital costs, optimization studies and general corporate support.

  Stage 4—Phase II Drilling and Bankable Feasibility Study

        During this stage, we anticipate completing an additional 25,000 feet of diamond core drilling, undertaking additional metallurgical and geotechnical testing and analysis, and if the results of our exploration are successful, preparing for and completing a bankable feasibility study at an estimated cost, with site operating and capital costs, of approximately $10.0 million. A feasibility study and report would provide the basis for financing the development of the project, currently estimated to be approximately $550 million.

Permitting and Environmental

        Approval by regulatory agencies will be required before the Montanore Project can proceed with exploration and project development. The agencies that are involved with the major permits include the U.S. Forest Service ("USFS"), Montana Department of Environmental Quality ("MDEQ"), U.S. Army Corps of Engineers ("USACE"), and the U.S. Fish and Wildlife Service ("USFWS"). There are other permits required, such as water rights, which will involve other agencies. Effort continued in 2012 towards obtaining the necessary approvals from these agencies.

        In 2012 the USFS and MDEQ continued to develop the final environmental impact statement ("FEIS") that assesses the environmental impacts of the Montanore Project including wetlands mitigation and water quality analyses. The agencies completed a draft environmental impact statement in March 2009 and, following comments from the environmental protection agency and public comments, required submission of a supplemental draft environmental impact statement which was completed in September 2011. Public comment on the supplemental draft environmental impact statement was completed in December 2011. In working to develop the FEIS, the USFS and MDEQ are incorporating public comments, as well as updated analyses and new technical data generated by the environmental impact contractor and the Company, and are preparing updates to monitoring requirements and mitigation for each of the alternatives analyzed. During 2012, the Company continued to provide technical information to support this process.

        As part of the permitting process, the USFS must prepare a biological assessment ("BA") for both terrestrial and aquatic life. The USFWS reviews these reports in connection with its biological opinion ("BO") addressing the impact of the Project on threatened and endangered species, including grizzly bear and bull trout. The initial BA was prepared by the USFS and submitted to the USFWS in 2011. The USFWS provided general comments to the USFS early in 2012. The issuance of biological opinions is required prior to the completion of a record of decision, which is required for issuance of permits for our underground drilling program.

        Also as part of the development of the FEIS and determination of the agencies' preferred alternatives, the USACE must complete an analysis of potential Project discharges of dredged or fill material into water of the United States, including wetlands. These discharges are regulated by section 404 of the Clean Water Act which requires a permit before dredged or fill material may be discharged and is required for construction of the tailings facility. In 2012, the USACE advanced their process by completing a jurisdictional determination on the proposed tailings impoundment site. This process required extensive aquatic habitat data. The Company completed a conceptual mitigation plan for aquatic resources affected by the proposed tailings impoundment and continues to work with the USACE to advance the mitigation plan. During 2012, the Company also provided extensive technical analyses for alternative tailings impoundment areas and the feasibility of each site in connection with the 404 analysis.

        During 2012, project monitoring activities were expanded as well, to establish baseline conditions prior to the initiation of project development activities. The increased monitoring activities are tied to projected agency requirements prior to or during initial project development activities that will be incorporated into the FEIS.

        Under Montana regulations, new projects or amendments must go through a non-degradation review pertaining to water quality. The Project went through the process in 1993 when it was approved by the previous operator. The Company maintains this provision is not required since Permit 150 has remained active since issuance and it went through the non-degradation review process at that time. MDEQ has provided its proposal to review the project under this regulatory provision.

        Also during 2012, the Company developed water rights applications which request authorization for beneficial use of water resources and submitted them to the State of Montana. Submittal of these applications could not be accomplished until the DEIS and SDEIS were completed and the preferred alternative was selected by the agencies. These applications are pending comment from the agencies.

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

        As part of the mine planning effort, we assembled all of the geologic information developed by Noranda and another previous owner and incorporated the information into the Vulcan mine modeling package. This 3-dimensional geologic model is a critical first step in further evaluating mine planning activities and projection of ore zones. This information was also used to develop the underground drilling targets for the evaluation drilling program.

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

        The PEA did not update the mineral resource analysis of the Montanore deposit completed in October 2005 by Mine Development Associates ("MDA Report"). Mineralized material, as set forth in the MDA Report, is 81.5 million short tons of material grading 2.04 oz/short ton silver and 0.75% copper with a cutoff grade of 1.0 oz/short ton silver.

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

        The PEA concluded that the Montanore Project demonstrates favorable economic potential which justifies commencement of a resource evaluation program and subsequent pre-feasibility study.

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

Grizzly Bear Study

        The University of Washington's Center for Conservation Biology developed DNA techniques that uses scat for various wildlife species studies. The DNA method analyzes scat to identify the type of animal and each individual. In 2008 the Company, at a cost of approximately $0.4 million, hired the University of Washington's Center for Conservation Biology to develop a study plan for the grizzly bear recovery area (Cabinet Yaak Ecosystem) where the Montanore Project is located. A small portion of the ecosystem was inventoried using dogs trained to mark on bear scat. The University of Washington scope of work was to complete the field work and provide the DNA findings. This work was completed in 2009 and a report issued. The results showed 18 grizzly bear scat samples were collected and 9 out of the 18 samples were from different individual grizzly bears.

        Dr. Ed Kline, a contract biologist working on the Montanore Project analyzed the results of the University of Washington Study. Based on the eight individual grizzly bears identified without any duplications in the data set, Dr. Kline concluded the minimum population in the Cabinet Ecosystem was likely significantly underestimated by agencies. Rather than the 11 to 13 bears claimed by the agencies, the data suggests a population of 30 to 40. Since the 2009 study and Dr. Kline's analysis of the data, the agency's estimated grizzly bear population has increased to approximately this range.

USGS Grizzly Bear Hair Snag Survey

        Based, in part, on the grizzly bear scat study and analysis by Dr. Kline, Lincoln County initiated a cooperative program to better understand the grizzly bear populations. Population estimates completed by the agency has been limited due to funding and other issues. The County enlisted funding from public and private parties, including the Company, to support a two year extensive hair snag survey. The study will cost slightly more than $1.0 million with the Company contributing $0.2 million towards the work. Two seasons of hair have been collected from the Cabinet Yaak Ecosystem to provide a high quality population estimate, and are currently undergoing DNA analysis.

Hydrology Study

        As a result of conflicting opinions about how water flows from the top of mountains to the bottom, at a cost of approximately $0.4 million the Company in 2010 commissioned AMEC Geomatrix of Helena, Montana to develop a 3 dimensional numerical model to predict dewatering rates and possible areas of effects. The model uses a finite element code called FEFLOW. AMEC Geomatrix staff incorporated FEFLOW into a numerical model to represent the hydrologic conditions associated with the deposit. The model is a "tool" to help the permitting agencies assess the potential effects associated with mine dewatering. Monitoring can be developed that targets these potential areas to collect more detailed hydrologic information to assist in mine planning and update the hydrologic model predictions.

        Development of the model was initiated after the issuance of the draft environmental impact statement in 2010 and replaces a less sophisticated two-dimensional model prepared by the agency.

Description of Royalties on our Patented Mining Claims

        Under the HR 133 and HR 134 patented mining claims, which cover the Montanore deposit, we are required to pay a production payment royalty of twenty cents ($.20) per ton of ore extracted and milled therefrom, pursuant to (i) that Amendment to Purchase and Sale Agreement dated September 6, 1988, between Atlantic Goldfields Inc. and Montana Reserves Company, and (ii) that Amendment to Purchase and Sale Agreement dated September 6, 1988, between Jascan Resources Inc. and Montana Reserves Company, a former joint venture partner with Noranda. The royalty is payable with respect to the amount of resources included in an independent feasibility study prepared for project financing purposes, is payable at six month intervals following the commencement of commercial production as defined in the referenced agreements, and terminates when the resource as defined in the feasibility study has been mined and milled.

Other Properties

        The Company also owns certain patented and unpatented mining claims on zinc properties in northern Washington State, referred to as the Iroquois and Advance properties. No mining activities have been conducted on these properties since the 1960s. In December 2007, we completed an impairment analysis of the carrying values of the Iroquois and Advance properties to assess their immediate development potential. In connection with that evaluation, we wrote off the capitalized costs associated with the properties in the amount of $0.2 million which had been recorded in connection with mining activity that occurred in the 1950s. We continue to hold the real property, mining claims, and patented claims underlying the Iroquois and Advance properties; however, such property, mining claims, and patented claims do not have any book value in our consolidated financial statements. We also generate minor income from a working interest royalty, acquired more than 40 years ago, in several producing oil wells located in Kansas.

Exploration Earn-In Agreement

        On April 5, 2012, we entered into an Exploration Earn-In Agreement with Estrella Gold Corporation ("Estrella") pursuant to which we could acquire 75% of the La Estrella silver and gold exploration property in central Peru. La Estrella is an advanced exploration stage project which contains an epithermal, volcanic-hosted gold-silver system with associated base-metal mineralization. The property consists of 2300 hectares in which the mineralized area is fairly centrally situated, extending north-south for over 2000 meters, and east-west over 500 meters. The mineralized zone is from 100 meters to 200 meters thick, and extends in a moderately west-dipping tabular zone to depths of greater than 350 meters.

        The terms of the agreement allow the Company to earn 75% of the La Estrella property by expending $5.0 million on exploration activities and making annual cash payments to Estrella of $0.1 million prior to the end of the first agreement year ending on February 28, 2013 and $0.2 million prior to the end of each subsequent agreement year until the earn-in has been completed. The Company is also required to expend a minimum of $0.5 million in exploration and development expenditures in each of the first and second agreement years in order to maintain its rights under the Earn-In Agreement. As of December 31, 2012, the Company had met the first year's exploration and development expenditure requirements. The Company may terminate the Earn-In Agreement at any time without penalty, subject to reclamation and other customary obligations.

        Our 2012 exploration program consisted of a ten person camp constructed in May, which supported an eight hole, 2697 meter diamond drill campaign beginning in early June and ending mid-August. All drill samples were washed, measured, logged, and cut on site. Samples for assay were bagged on site and transported by registered vehicles to ALS Global facilities in Callao, Peru, where they were assessed for gold by 30 gram fire assay with AA finish (Method AA25) and for silver by four-acid digestion and AA Spectroscopy (Method AA62).

        The program demonstrated continuous mineralization in seven of the eight holes. Based on these results, combined with a subsequent 3D IP/Res Survey conducted by Val d'Or Geophysics Peru, the Company decided to continue the program into a second year.

ITEM 3.    LEGAL PROCEEDINGS.

        In September 2007, we filed a declaratory judgment action, Mines Management, Inc., Newhi, Inc. and Montanore Minerals Corp. v. Tracie Fus et al., Cause No. DV 07-248 in Montana Nineteenth Judicial District Court, Lincoln County. In this action we sought a Court judgment against certain of the defendants that the unpatented mining claims of such defendants allegedly located above portions of our adit and overlapping certain of our patented and unpatented mining claims, mill sites and tunnel sites are invalid. The defendants then asserted trespass claims against us relating to our use of certain of our mining claims, millsites and the adit. The parties participated in a mediation in 2009 which resulted in a settlement with seven of the ten defendants. Subsequently, however, one of the defendants claimed that a settlement had not been reached. In mid-March 2013 the Court issued an order (i) enforcing the settlement with seven of the ten defendants, (ii) enjoining us from trespassing on certain mining claims owned by one of the defendants, and (iii) finding that the mining claim of another defendant is valid and superior to certain of our claims. The claims with respect to which we were enjoined from trespass do not overlap the adit. The mining claim that the Court determined was valid and superior to certain of our claims overlaps portions of the adit and portions of certain of our patented claims and tunnel sites. Although we may appeal portions of this order when it becomes a final order, we do not believe that this order affects our ability to use the adit or to conduct exploration and development operations as currently planned once we have obtained the required permits.

ITEM 4.    MINE SAFETY DISCLOSURES

        Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

        Our common stock commenced trading on the AMEX MKT LLC (NYSE MKT") under the symbol, "MGN," on March 24, 2004. On January 10, 2006, the Company's common stock began trading on the Toronto Stock Exchange (TSX) under the symbol "MGT."

        The following table shows the high and low closing sales prices for our common stock for each quarter since January 1, 2011. The quotations reflect inter-dealer prices, without retail mark-up,

mark-down or commission and may not represent actual transactions. On March 28, 2013, the closing price of the Company's common stock was $0.95 on the NYSE MKT and CDN $0.96 on the TSX.

	NYSE MKT		Toronto Stock Exchange
Fiscal Year	High	Low	High	Low
	($)		(CDN$)
2013:
First Quarter (through March 28, 2013)	1.25	0.95	1.24	0.96
2012:
Fourth Quarter	1.54	0.90	1.49	0.91
Third Quarter	1.68	1.19	1.63	1.18
Second Quarter	1.77	1.15	1.68	1.16
First Quarter	2.20	1.66	2.21	1.68
2011:
Fourth Quarter	2.82	1.42	2.75	1.51
Third Quarter	2.36	1.40	2.24	1.44
Second Quarter	3.18	1.92	3.06	1.90
First Quarter	4.30	2.34	4.04	2.32

        As of March 28, 2013 there were approximately 550 certificate shareholders of record of our common stock and approximately 5,000 shareholders whose shares are held through banks, brokerage firms or other institutions.

        The Company has never paid a dividend and anticipates that future earnings, if any, will be retained to finance growth and development of our business.

Unregistered Sales of Equity Securities

        Not applicable.

Securities Authorized for Issuance Under Equity Compensation Plans

        The following information is provided as of December 31, 2012:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a)) (c)
Equity compensation plans approved by shareholders	3,622,000	$1.81	3,383,000
Equity compensation plans not approved by shareholders	—	—	—
Total	3,622,000	$1.81	3,383,000

ITEM 6.    SELECTED FINANCIAL DATA.

        Not applicable.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        The following discussion and analysis is provided as a supplement to, and should be read in conjunction with, our financial statements, the accompanying notes ("Notes") and other information appearing in this Annual Report on Form 10-K. As used in this Annual Report on form 10-K, unless the context otherwise indicates, references to the "Company," "we," "our," "ours," and "us" refer to Mines Management, Inc. and its subsidiaries collectively.

Overview

Recent Events

  •
  The Biological Consultation between the U.S. Forest Service ("USFS") and the U.S. Fish and Wildlife Service ("USFWS") was initiated in March 2013, and is expected to be completed in the third quarter of 2013.

  •
  The Company executed an Exploration Earn-In Agreement with Estrella Gold Corporporation, for an option to acquire 75% of the La Estrella gold and silver exploration property located in central Peru. The results of the initial core drilling were encouraging and the Company has extended the gold and silver mineralized zones and plans to continue exploration throughout 2013.

  •
  The USFS and the Montana Environmental Quality ("MDEQ") issued the completed Supplemental Draft Environmental Impact Study in late September 2011 and the comment period concluded on December 21, 2011. During 2012, the USFS and MDEQ incorporated the responses into the Final Environmental Impact Statement.

  •
  The Company continued meeting in 2012 with federal and state agencies, members of congress, Montana legislators, local Lincoln County Commissioners and City of Libby officials, business leaders and community members in an effort to keep them informed of the project's status.

  •
  The Company continues to control expenditures and conserve cash pending the completion of permitting.

  •
  Cash and investment position remained strong at $11.8 million as of December 31, 2012.

        As of December 31, 2012, the balance of our cash and unrestricted certificates of deposit remained strong at over $11.8 million. Our net cash expenditures for operating activities for 2012 totaled $7.2 million. Cash outlays were less than projected due to delays in the USFS approval of our EIS and the cessation of adit rehabilitation. In 2013, we plan to continue to focus on planning for our exploration and delineation drilling program at the Montanore Project pending the final permitting approvals. Our current cash position should be sufficient to complete the permitting process and initiate the adit rehabilitation and drill station development. Additional external financing will be required to complete the evaluation drilling program and a bankable feasibility study. Development activities could be deferred if the permitting process is delayed or if commodity prices make the project difficult to finance or increase the cost of such financing.

Financial and Operating Results

        We reported a net loss for the year ended December 31, 2012 of $8.2 million or $0.28 per share compared to a loss of $5.6 million or $0.20 per share for the year ended December 31, 2011. The following table summarizes expenses and other income by category and year:

	2012	2011
	(millions)
Montanore Project Expense	$2.7	$2.9
Estrella Project Expense	$1.2	$0.0
Administrative Expense	$3.4	$3.9
Depreciation	$1.0	$1.0
Non Cash Stock Option Expense	$0.3	$1.6
Other Income	$(0.4)	$(3.8)

        Montanore Project Expense includes exploration, fees, filing and licenses, and technical services, including environmental, engineering and permitting expense. Montanore Project Expense decreased by $0.2 million during 2012 compared to 2011 because of the following items: (i) $0.1 million decrease in compensation paid to the general manager of the project who retired in February 2012, and (ii) $0.1 million reduction in listing fees paid to the NYSE MKT and TSX for the public offering completed during 2011.

        There were no Estrella project expenses during 2011 because the drilling program did not begin until 2012. Estrella project expenses included drilling and related technical services.

        Administrative Expense, which includes general overhead and office expense, legal, accounting, compensation, rent, taxes, and investor relations expense, decreased in 2012 by $0.5 million. This decrease included the following items: (i) a decrease in investor and public relations expenditures of $0.2 million, (ii) a decrease in expenditures related to the evaluation of mineral properties of $0.2 million, and (iii) a decrease in salaries and bonuses of $0.1 million.

        Non-Cash Stock Option Expense (which is included in general and administrative and technical services expenses in our statement of operations) decreased by $1.3 million during 2012 because the number of options granted and the fair value of options granted during 2012 was lower than those granted during 2011.

        We had Other Income of $0.4 million and $3.8 million in 2012 and 2011, respectively. Other income in 2012 includes a gain from the change in fair value of our derivative liability of $0.4 million and a minor amount of interest income. Other income in 2011 includes a gain from the change in fair value of our derivative liability of $1.7 million, a gain on the sale of marketable securities of $2.0 million, and interest income of $0.1 million.

Liquidity and Capital Resources

        As of December 31, 2012, our aggregate cash, short term investments, and long term investments totaled $11.8 million compared to $18.7 million at December 31, 2011. Cash flows provided by financing activities were $0.3 million in proceeds from stock options exercised during 2012 compared to $15.3 million in 2011 primarily from the public offering completed during the year. The net cash used in operating activities during 2012 was $7.2 million, which consisted primarily of permitting, environmental, exploration, engineering expenses for the Montanore Project, the Estrella exploration program and general and administrative expenses, compared with $6.9 million of cash used in operating activities in 2011. Cash provided by investing activities for 2011 was $3.8 million of proceeds from the sale of marketable securities compared with an insignificant amount derived from investing activity for 2012. The net decrease in cash and cash equivalents for the year ending December 31, 2012 was $6.9 million.

        We anticipate expenditures in 2013 of approximately $6.2 million, consisting of (i) $1.2 million in each quarter for ongoing operating and general administrative expenses, (ii) $0.3 million in each quarter for permitting, engineering and geologic studies to finalize our permitting of the Montanore Project, and (iii) $0.25 million on exploration at La Estrella during 2013. We should have enough cash on hand to fund ongoing environmental, engineering, permitting and general administrative expenses for years 2013 and 2014. Additional financing, however, will be required to complete the evaluation drilling program and a bankable feasibility study and increased exploration efforts at the La Estrella property in 2014 based on current year drilling results.

Off Balance Sheet Arrangements

        We have no off balance sheet arrangements.

Table of Contractual Obligations

        Not applicable.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        Not applicable.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        The consolidated financial statements for the years ended December 31, 2012 and 2011 are included in this Annual Report on Form 10-K as set forth below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of
Mines Management, Inc. and Subsidiaries

        We have audited the accompanying consolidated balance sheets of Mines Management, Inc. and subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for the years then ended and for the period from inception of the exploration stage (August 12, 2002) through December 31, 2012. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mines Management, Inc. and subsidiaries as of December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for the years then ended and for the period from the inception of the exploration stage (August 12, 2002) through December 31, 2012 in conformity with U.S. generally accepted accounting principles.

/s/ Tanner LLC

Salt Lake City, Utah

April 1, 2013

Mines Management, Inc. and Subsidiaries (An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
Assets
CURRENT ASSETS:
Cash and cash equivalents	$10,246,073	$17,121,800
Interest receivable	7,815	13,702
Prepaid expenses and deposits	250,892	207,285
Certificates of deposit	1,559,361	1,559,361

Total current assets	12,064,141	18,902,148

PROPERTY AND EQUIPMENT:
Buildings and leasehold improvements	836,454	836,454
Equipment	6,450,089	6,450,089
Office equipment	344,939	330,356

	7,631,482	7,616,899
Less accumulated depreciation	5,392,684	4,438,799

	2,238,798	3,178,100

OTHER ASSETS:
Available-for-sale securities	19,633	13,276
Reclamation deposits	1,184,966	1,236,846

	1,204,599	1,250,122

	$15,507,538	$23,330,370

Liabilities and Stockholders' Equity
CURRENT LIABILITIES:
Accounts payable	$495,326	$370,723
Payroll and payroll taxes payable	17,874	17,631
Warrant derivatives	—	357,977

Total current liabilities	513,200	746,331

LONG-TERM LIABILITIES:
Asset retirement obligation	456,823	435,171

Total liabilities	970,023	1,181,502

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock—no par value, 10,000,000 shares authorized; -0- shares issued and outstanding	—	—
Common stock—$0.001 par value, 100,000,000 shares authorized; 28,999,752 and 28,739,110 shares issued and outstanding, respectively	29,000	28,739
Additional paid-in capital	86,805,769	86,224,400
Accumulated deficit	(1,117,306)	(1,117,306)
Deficit accumulated during the exploration stage	(71,188,416)	(62,989,076)
Accumulated other comprehensive income	8,468	2,111

Total stockholders' equity	14,537,515	22,148,868

	$15,507,538	$23,330,370

See accompanying notes to consolidated financial statements.

Mines Management, Inc. and Subsidiaries (An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

			From Inception of Exploration Stage August 12, 2002 Through December 31, 2012
	Years Ended December 31,
	2012	2011
REVENUE:
Royalties	$31,233	$19,640	$151,304

OPERATING EXPENSES:
General and administrative	3,219,702	4,801,994	32,941,257
Technical services and exploration	3,857,609	2,801,655	30,804,485
Depreciation	972,155	1,008,302	5,424,737
Legal, accounting, and consulting	418,677	543,946	4,664,539
Fees, filing, and licenses	178,511	297,037	2,745,329
Impairment of mineral properties	—	—	504,492

Total operating expenses	8,646,654	9,452,934	77,084,839

LOSS FROM OPERATIONS	(8,615,421)	(9,433,294)	(76,933,535)

OTHER INCOME:
Gain from warrant derivatives	357,977	1,718,265	476,381
Gain on sale of available-for-sale securities	—	2,005,904	2,005,904
Interest income, net	58,104	123,694	3,262,834

Total other income	416,081	3,847,863	5,745,119

NET LOSS	$(8,199,340)	$(5,585,431)	$(71,188,416)

NET LOSS PER SHARE (basic and diluted)	$(0.28)	$(0.20)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (basic and diluted)	28,946,272	27,700,144

See accompanying notes to consolidated financial statements.

Mines Management, Inc. and Subsidiaries (An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

			From Inception of Exploration Stage August 12, 2002 Through December 31, 2012
	Years Ended December 31,
	2012	2011
Net loss	$(8,199,340)	$(5,585,431)	(71,188,416)
Reclassification to realized gain upon sale of marketable securities	—	(2,005,904)	(2,005,904)
Adjustment to net unrealized gain on marketable securities	6,357	113,534	2,013,526

COMPREHENSIVE LOSS	$(8,192,983)	$(7,477,801)	(71,180,794)

See accompanying notes to condensed consolidated financial statements.

Mines Management, Inc. and Subsidiaries (An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FROM INCEPTION (AUGUST 12, 2002) THROUGH DECEMBER 31, 2012

			Issuable Common Stock				Deficit Accumulated During the Exploration Stage
	Common Stock							Accumulated Other Comprehensive Income
					Additional Paid-in Capital	Accumulated Deficit
	Shares	Amount	Shares	Amount					Total
BALANCES, AUGUST 12, 2002 (Inception of exploration stage)	5,316,956	$5,317	90,000	$22,500	$1,495,998	$(1,117,306)	$—	$846	$407,355
Issuable common stock issued	90,000	90	(90,000)	(22,500)	22,410	—	—	—	—
Common stock issued for cash	14,515,912	14,517	—	—	55,400,354	—	—	—	55,414,871
Exercise of stock options and warrants	3,011,067	3,011	—	—	3,850,660	—	—	—	3,853,671
Stock-based compensation	380,000	380	—	—	8,935,116	—	—	—	8,935,496
Issuance of stock for Heidelberg shares	28,162	27	—	—	(27)	—	—	—	—
Cumulative adjustment for warrant derivative	—	—	—	—	(476,381)	—	—	—	(476,381)
Adjustment to net unrealized loss on marketable securities	—	—	—	—	—	—	—	1,893,635	1,893,635
Net loss	—	—	—	—	—	—	(57,403,645)	—	(57,403,645)

BALANCES, DECEMBER 31, 2010	23,342,097	23,342	—	—	69,228,130	(1,117,306)	(57,403,645)	1,894,481	12,625,002
Exercise of stock options and warrants	277,013	277	—	—	296,897	—	—	—	297,174
Stock-based compensation	—	—	—	—	1,664,173	—	—	—	1,664,173
Issuance of stock for Heidelberg shares	5,120,000	5,120	—	—	15,035,200	—	—	—	15,040,320
Adjustment to net unrealized gain on marketable securities	—	—	—	—	—	—	—	113,534	113,534
Reclassification to realized gain upon sale of marketable securities	—	—	—	—	—	—	—	(2,005,904)	(2,005,904)
Net loss	—	—	—	—	—	—	(5,585,431)	—	(5,585,431)

BALANCES, DECEMBER 31, 2011	28,739,110	28,739	—	—	86,224,400	(1,117,306)	(62,989,076)	2,111	22,148,868
Exercise of stock options and warrants	260,642	261	—	—	275,139	—	—	—	275,400
Stock-based compensation	—	—	—	—	306,230	—	—	—	306,230
Adjustment to net unrealized gain on marketable securities	—	—	—	—	—	—	—	6,357	6,357
Net loss	—	—	—	—	—	—	(8,199,340)	—	(8,199,340)

BALANCES, DECEMBER 31, 2012	28,999,752	$29,000	—	$—	$86,805,769	$(1,117,306)	$(71,188,416)	$8,468	$14,537,515

See accompanying notes to consolidated financial statements.

Mines Management, Inc. and Subsidiaries (An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

			From Inception of Exploration Stage August 12, 2002 Through December 31, 2012
	Years Ended December 31,
	2012	2011
Increase (Decrease) in Cash and Cash Equivalents
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,199,340)	$(5,585,431)	$(71,188,416)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	306,230	1,664,173	10,905,899
Stock received for services	—	—	(11,165)
Depreciation	972,155	1,008,302	5,424,737
Initial measurement of asset retirement obligation	—	—	344,187
Accretion of asset retirement obligation	21,652	20,570	112,636
Gain on sale of available-for-sale investments	—	(2,005,904)	(2,005,904)
Loss (gain) from warrant derivatives	(357,977)	(1,718,265)	(476,381)
Impairment of mineral properties	—	—	504,492
Changes in assets and liabilities:
Interest receivable	5,887	19,336	(7,815)
Prepaid expenses and deposits	(43,607)	(32,004)	(311,303)
Accounts payable	124,603	(232,207)	495,162
Payroll and payroll taxes payable	243	(2,792)	14,694

Net cash used in operating activities	(7,170,154)	(6,864,222)	(56,199,177)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(32,853)	—	(7,697,121)
Proceeds from disposition of property and equipment	—	—	35,423
Proceeds (purchase) of certificates of deposit	51,880	(39,564)	(2,683,415)
Net proceeds from sale of available-for-sale securities	—	3,821,252	2,005,904
Increase in mineral properties	—	—	(144,312)

Net cash provided by (used in) investing activities	19,027	3,781,688	(8,483,521)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of common stock	275,400	15,337,494	74,881,436

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,875,727)	12,254,960	10,198,738
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	17,121,800	4,866,840	47,335

CASH AND CASH EQUIVALENTS, END OF PERIOD	$10,246,073	$17,121,800	$10,246,073

SUPPLEMENTAL INFORMATION:
Interest paid	$—	$—	$65,768

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Unrealized gains on available-for-sale securities	$6,357	$113,534	$7,622

See accompanying notes to consolidated financial statements.

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization:

        Mines Management, Inc. (the "Company") is a publicly held Idaho corporation incorporated in 1947. The Company acquires, explores, and develops mineral properties in North and South America.

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

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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
Stock based compensation

        The Company measures and records the costs of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, recognized over the period during which an employee is required to provide services in exchange for such award. Compensation cost is recognized for awards granted and for awards modified, repurchased or cancelled.

l.
Net loss per share

        Basic earnings or loss per share is computed on the basis of the weighted average number of shares outstanding during the periods. Diluted earnings or loss per share is calculated on the basis of the weighted average number of shares outstanding during the period plus the effect of potential dilutive shares during the period. Potential dilutive shares include outstanding stock options and warrants. For periods in which a net loss is reported, potential dilutive shares are excluded because they are antidilutive. Therefore, basic loss per share is the same as diluted loss per share for the years ended December 31, 2012 and 2011.

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

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

o.
Recent accounting pronouncements

        In June 2011, the FASB issued guidance regarding the presentation of comprehensive income (loss). The new standard requires the presentation of comprehensive income (loss), the components of net income (loss) and the components of other comprehensive income (loss) either in a single continuous statement of comprehensive income (loss) or in two separate but consecutive statements. The entity is also required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statements where the components of net income and the components of other comprehensive income are presented. The updated guidance is effective on a retrospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. The Company adopted the provisions of this guidance effective January 1, 2012.

        In February 2013, the FASB issued guidance related to items reclassified from accumulated other comprehensive income. The new standard requires either in a single note or parenthetically on the face of the financial statements: (i) the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its sources and (ii) the income statement line items affected by the reclassification. The standard is effective January 1, 2013, with early adoption permitted. We do not expect this guidance to have a significant impact on our consolidated financial position, results of operations or cash flows.

p.
Subsequent events

        The Company evaluated events and transactions subsequent to the balance sheet date of December 31, 2012, for potential recognition or disclosure in the condensed consolidated financial statements.

NOTE 2—MINING PROPERTIES

Montanore:

        The Montanore property is located in northwestern Montana and includes 355 acres plus one 5-acre patented mill site. In August 2002, the Company acquired a controlling interest in the Montanore silver and copper deposit in Sanders County, Montana. The Company received a quitclaim deed from Noranda Mineral Corp. ("Noranda") when Noranda elected to withdraw from the project. In December 2002, the Company received a quitclaim deed to all intellectual property connected with studies that Noranda carried out on the project.

Advance and Iroquois:

        The Advance and Iroquois properties are located in northern Washington State. The Advance property consists of 720 acres of patented mineral rights. Although the Company does not own the overlying surface rights to its patented mineral rights, it does have right of access to explore and mine. The Iroquois property consists of 62 acres of patented mineral and surface rights and 15 unpatented mining claims containing 300 acres.

NOTE 3—CERTIFICATES OF DEPOSIT

        The Company owned two certificates of deposit for a total of $1,559,361 as of December 31, 2012 and 2011. These investments mature in August 2013 and bear interest at the rate of 0.30%.

NOTE 3—CERTIFICATES OF DEPOSIT (Continued)

        The Company also has a certificate of deposit pledged as security for a letter of credit to the Montana Department of Environmental Quality as a reclamation guarantee for the Montanore expansion evaluation program. This certificate of deposit was in the amount of $1,124,055 and $1,175,935 as of December 31, 2012 and 2011, respectively. It bears interest at the rate of 0.55% as of December 31, 2012 and had a maturity date of January 3, 2013. This certificate of deposit renews automatically each year and is included with reclamation deposits on the Consolidated Balance Sheets for the years ended December 31, 2012 and 2011. The certificate was renewed on January 3, 2013 in the amount of $1,124,055 bearing interest at the rate of 0.45% and expires on January 3, 2014.

NOTE 4—AVAILABLE-FOR-SALE SECURITIES

        Available-for-sale securities are comprised of common stocks which have been valued using quoted market prices in active markets. The following table summarizes the Company's available-for-sale securities:

	December 31, 2012	December 31, 2011
Cost	$11,165	$11,165
Unrealized Gains	8,468	2,111

Fair Market Value	$19,633	$13,276

        The Company sold one investment in marketable equity securities during March 2011. Proceeds from the sale were $3,821,252 and the realized gain from the sale was $2,005,904. No securities were sold during 2012.

NOTE 5—FAIR VALUE MEASUREMENTS

        The following table summarizes the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2012 and 2011, and the fair value calculation input hierarchy level determined to apply to each asset and liability category. Quoted market prices were used to determine the fair value of available-for-sale securities. See note 6 for further discussion on the fair value measurement technique used to value the warrant derivatives. The Company has no financial assets or liabilities that are measured at fair value on a nonrecurring basis.

	Balance at December 31, 2012	Balance at December 31, 2011	Input Hierarchy Level
Assets:
Available-for-sale securities	$19,633	$13,276	Level 1
Liabilities:
Warrant derivatives	—	$357,977	Level 3
Asset retirement obligation	$456,823	$435,171	Level 3

NOTE 5—FAIR VALUE MEASUREMENTS (Continued)

        The following table presents the fair value reconciliation of Level 3 liabilities measured at fair value during the year ended December 31, 2012:

	Warrant Derivatives	Asset Retirement Obligation
Balance January 1, 2012	$357,977	$435,171
Accretion expense	—	21,652
Gain on derivatives	(357,977)	—

Balance December 31, 2012	—	$456,823

NOTE 6—WARRANT DERIVATIVES

        The Company had common share purchase warrants with exercise price reset features which qualified for treatment as a derivative liability. These warrants expired on April 20, 2012. The warrants did not qualify for hedge accounting, and as such, all changes in the fair value of the warrants were recognized in earnings until they expired. The Company reported a gain from the change in fair value of the warrants of $357,977 and $1,718,265 in the Consolidated Statements of Operations for the years ended December 31, 2012 and 2011, respectively.

        These common share purchase warrants did not trade in an active securities market, and as such, we estimated the fair value of these warrants using the Black-Scholes option pricing model using the following assumptions:

	December 31, 2012	December 31, 2011
Weighted average risk-free interest rate	—	0.02%
Weighted average volatility	—	79.04%
Expected dividend yield	—	—
Weighted average expected life (in years)	—	0.3

        Expected volatility was based primarily on historical volatility. Historical volatility was computed using weekly pricing observations for recent periods. The Company believed this method produced an estimate that was representative of its expectations of future volatility over the expected term of these warrants. The expected life was based on the remaining term of the warrants. The risk-free interest rate was based on three-month U.S. Treasury securities.

NOTE 7—ASSET RETIREMENT OBLIGATIONS

        The Company has an asset retirement obligation ("ARO") associated with its underground evaluation program at the Montanore Project. The ARO resulted from the reclamation and remediation requirements of the Montana Department of Environmental Quality as outlined in the Company's permit to carry out the evaluation program.

        Estimated reclamation costs were discounted using a credit adjusted risk-free interest rate of 4.78% from the time the Company expects to pay the retirement obligation to the time it incurred the

NOTE 7—ASSET RETIREMENT OBLIGATIONS (Continued)

obligation, which is estimated at 25 years. The following table summarizes activity in the Company's ARO.

	Year Ended December 31, 2012	Year Ended December 31, 2011
Balance January 1,	$435,171	$414,601
Accretion expense	21,652	20,570

Balance December 31,	$456,823	$435,171

        The Company has a certificate of deposit which is pledged as security for a Letter of Credit to the Montana Department of Environmental Quality as a reclamation guarantee for the Montanore expansion evaluation program which is discussed further in note 3.

NOTE 8—CONCENTRATION OF CREDIT RISK

        The Company maintains its cash and cash equivalents in one financial institution. Balances are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company's total uninsured bank deposit balance totals approximately $12,690,000 as of December 31, 2012. To date, the Company has not experienced a material loss or lack of access to its invested cash or cash equivalents; however, no assurance can be provided that access to the Company's invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

NOTE 9—STOCKHOLDERS' EQUITY

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

        On April 20, 2007, the Company completed a public offering of 6,000,000 units at a price of $5.00 per unit. Each unit was comprised of one share of common stock and one-half of one common stock purchase warrant, with each full warrant being exercisable to purchase one share of common stock at a price of $5.75 per share. No warrants related to this offering were exercised before they expired on April 20, 2012.

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

NOTE 9—STOCKHOLDERS' EQUITY (Continued)

        In October 2005, the Company sold 1,016,667 common shares at a price of $6.00 per share. In connection with the stock sales, the Company granted warrants to purchase up to 737,084 shares of common stock at $8.25 per share. During the term of the warrants, the exercise price of the warrants was reduced to $2.56 per share and the number of common shares issuable upon exercise increased to 2,375,368 shares to comply with the anti-dilution provisions of the warrant agreement. The warrants expired on April 20, 2012. During the years ended December 31, 2012 and 2011, 0 and 101,435 warrants were exercised for gross proceeds of $0 and $144,474, respectively. Cumulative warrants exercised relating to this issue were 269,620 as of December 31, 2012 and 2011.

Preferred Shares:

        The Company has authorized 10,000,000 shares of no par value preferred stock. Through December 31, 2012, the Company had not issued any preferred shares.

NOTE 10—STOCK OPTIONS

        The Company has four equity incentive plans: the 2003 Stock Option Plan (which includes both qualified and nonqualified options), the 2003 Consultant Stock Compensation Plan, the 2007 Equity Incentive Plan, and the 2012 Equity Incentive Plan (collectively, the "Plans"). Under all of the equity incentive plans, the option exercise price may not be less than 100% of the fair market value per share on the date of grant, the stock options are exercisable within ten years from the date of the grant of the option, and the vesting schedule of the options is at the discretion of the Board of Directors.

        Under the 2003 Stock Option Plan and Consultant Stock Compensation Plan, the Company may grant options to purchase up to 3,000,000 shares and 700,000 shares of authorized and unissued common stock, respectively. Under the 2007 Equity Incentive Plan (the "2007 Plan"), which provides for the issuance of both qualified and nonqualified stock options and restricted shares to directors, employees and consultants of the Company, the Company may issue up to 3,000,000 shares of the Company's authorized but unissued common stock.

        The Board of Directors authorized the Company to establish the 2012 Equity Incentive Plan ("2012 Plan") which was approved by the shareholders in June 2012. The Company may grant options to purchase up to 3,000,000 common shares, bought on the market or otherwise, at the discretion of the Board. The 2012 Plan provides for the issuance of incentive stock options to employees and nonqualified stock options to directors, employees and consultants of the Company. No participant is eligible to be granted more than 200,000 common shares during any calendar year.

        A summary of the option activity under the Plans as of December 31, 2012, and changes during the year then ended, is presented below:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2012	3,601,000	$1.86
Granted	456,000	$1.19
Exercised	(265,000)	$1.06
Forfeited or expired	(170,000)	$2.53

Outstanding and exercisable at December 31, 2012	3,622,000	$1.81	2.83	$20,000

NOTE 10—STOCK OPTIONS (Continued)

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

	Years Ended December 31,
	2012	2011
Weighted average risk-free interest rate	0.30%	0.63%
Weighted average volatility	72.33%	86.39%
Expected dividend yield	—	—
Weighted average expected life (in years)	3.0	3.5
Weighted average grant-date fair value	$0.56	$1.19

        During the years ended December 31, 2012 and 2011, there were 265,000 and 303,000 options exercised with a weighted average exercise price of $1.06 and $1.57, respectively. The total intrinsic value of the options exercised during the years ended December 31, 2012 and 2011 was $212,522 and $218,293, respectively.

        A summary of the status of the Company's nonvested options as of December 31, 2012 and changes during the year then ended is presented below:

	Number of Options	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2012	730,000	$1.18
Expired	(80,000)	$0.99
Vested	(650,000)	$1.20

Nonvested at December 31, 2012	—	—

        As of December 31, 2012, there was no unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans.

        Total compensation costs recognized for stock-based employee compensation awards was $306,230 and $1,664,173 for the years ended December 31, 2012 and 2011, respectively. These costs were included in general and administrative and technical services expenses on the Statements of Operations. Total costs recognized for stock-based compensation awards for services performed by outside parties were $0 and $40,500 for the years ended December 31, 2012 and 2011, respectively. Cash received from options exercised under all share-based payment arrangements for the years ended December 31, 2012 and 2011 was $275,400 and $64,500, respectively.

NOTE 11—DEFERRED INCOME TAX

        As of December 31, 2012 and 2011, the Company had net deferred tax assets that were fully reserved by valuation allowances. Following are the components of such assets and allowances:

	Years Ended December 31,
	2012	2011
Deferred tax assets:
Net operating loss carryforwards	$20,340,000	$18,270,000
Stock-based compensation	650,000	710,000
Property, plant and equipment	1,250,000	1,250,000
Asset retirement obligation	160,000	150,000
Warrant derivatives	—	120,000

Total deferred tax assets	22,400,000	20,500,000
Deferred tax liabilities:
Property, plant and equipment	480,000	570,000

Net deferred tax asset before valuation allowance	21,920,000	19,930,000
Less valuation allowance	(21,920,000)	(19,930,000)

Net deferred tax assets	$—	$—

        For the periods presented, the effective income tax rate differed from the expected rate because of the effects of changes in the deferred tax asset valuation allowance. Changes in the deferred tax asset valuation allowance for the years ended December 31, 2012 and 2011 relate only to corresponding changes in deferred tax assets for those periods.

        As of December 31, 2012, the Company had federal tax-basis net operating loss carryforwards totaling approximately $59,800,000 which will expire in various amounts from 2013 through 2032. The Company is subject to examination of its income tax filings in the United States and various state jurisdictions for the 2009 through 2012 tax years. Within each of these jurisdictions the Company has examined its material tax positions and determined that they would more likely than not be sustained.

NOTE 12—COMMITMENTS

Operating Leases:

        The Company leases office space and equipment. The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2012.

Year ending December 31:
2013	47,000
2014	48,500
2015	50,000
2016	8,500

Total minimum payments required	$154,000

Employment Agreements:

        The Company has employment agreements with certain executives. The agreements include a provision for severance pay equal to a multiple of each executive's salary. To receive severance, termination must be without cause and cannot be a result of death or disability. Additionally, severance

NOTE 12—COMMITMENTS (Continued)

must be paid if the executive resigns for good reason within one year following a change in control of the Company. As of December 31, 2012, the potential aggregate liability for severance pay under the agreements is $2,600,000.

Royalties on Patented Mining Claims:

        Two of the Company's patented mining claims, which cover the Montanore deposit, are burdened by a production payment obligation of $0.20 per ton of ore extracted and milled therefrom. The calculation and timing of the production payment are specifically defined by a Purchase and Sale Agreement.

Exploration Earn-In Agreement

        The Company entered into an Exploration Earn-In Agreement with Estrella Gold Corporation ("Estrella") on April 5, 2012, pursuant to which the Company could acquire 75% of the Estrella gold and silver exploration property located in central Peru by expending $5,000,000 on exploration activities. Under the terms of the agreement, the Company is required to make annual cash payments to Estrella of $100,000 prior to the end of the first agreement year ending on February 28, 2013, and $200,000 prior to the end of each subsequent agreement year until the earn-in has been completed. The Company is also required to expend a minimum of $500,000 in exploration and development expenditures in each of the first and second agreement years. The Company may terminate this agreement at any time during the earn-in period, however, a minimum of $350,000 in exploration and development expenses was required during the first year of the agreement regardless of whether or not the agreement is terminated. As of December 31, 2012, the Company had met the first year's exploration and development expenditure requirements. During February 2013, the Company made the required $100,000 cash payment prior to the end of the first agreement year and continued the Exploration Earn-In Agreement into the second year.

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

        Management has assessed the effectiveness of its internal control over financial reporting as of December 31, 2012. In making its assessment of the effectiveness of internal control over financial reporting, management used the criteria described in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        Based on its assessment using those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2012.

  Changes in Internal Control over Financial Reporting

        There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 that occurred during the year ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION.

        None.

 PART III

        In accordance with General Instruction G(3), the information required by Part III is hereby incorporated by reference from our proxy statement for our 2013 annual shareholders' meeting to be filed pursuant to Regulation 14A (the "2013 Proxy Statement") not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

        Information relating to this item will be included in the 2013 Proxy Statement and is incorporated by reference in this Annual Report on Form 10-K.

ITEM 11.    EXECUTIVE COMPENSATION.

        Information relating to this item will be included in the 2013 Proxy Statement and is incorporated by reference in this Annual Report on Form 10-K.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        Information relating to this item will be included in the 2013 Proxy Statement and is incorporated by reference in this Annual Report on Form 10-K.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

        Information relating to this item will be included in the 2013 Proxy Statement and is incorporated by reference in this Annual Report on Form 10-K.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

        Information relating to this item will be included in the 2013 Proxy Statement and is incorporated by reference in this Annual Report on Form 10-K.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)   Documents filed as part of this Annual Report on Form 10-K or incorporated by reference:

  (1)
  Our consolidated financial statements beginning on page 35 of this report.

  (2)
  Financial Statement Schedules (omitted because they are either not required, are not applicable, or the required information is disclosed in the notes to the financial statements or related notes).

  (3)
  The following exhibits are filed with this Annual Report on Form 10-K or incorporated by reference.

EXHIBITS

Exhibit Number	Description of Exhibits
1.1	Underwriting Agreement dated March 3, 2011 between Mines Management, Inc. and Roth Capital Partners, LLC.(17)
3.1	Articles of Incorporation of Mines Management, Inc., as amended.(1)(2)
3.2	Articles of Amendment to the Articles of Incorporation of Mines Management, Inc.(3)
3.3	Bylaws of Mines Management, Inc.(4)
3.4	First Amendment to Bylaws of Mines Management, Inc. (5)
4.1	Specimen of Certificate of Common Stock, par value $0.001(6)
4.2	Securities Purchase Agreement dated October 21, 2005(7)
4.3	Form of Warrant issued pursuant to the Securities Purchase Agreement.(7)
4.4	Registration Rights Agreement dated October 21, 2005(7)
4.5	Warrant Agreement dated April 16, 2007 between Mines Management, Inc. and Computershare Shareholder Services, Inc. and Computershare Trust Company, N.A.(8)
4.6	Subscription Agreement dated November 2, 2007 between Mines Management, Inc. and Silver Wheaton Corp.(9)
4.7	Registration Rights Agreement dated November 2, 2007 between Mines Management, Inc. and Silver Wheaton Corp.(9)
4.8	Amendment No. 1 to Registration Rights Agreement dated March 12, 2008 between Mines Management, Inc. and Silver Wheaton Corp.(10)
10.1	Right of First Refusal Agreement dated November 2, 2007 between Mines Management, Inc. and Silver Wheaton Corp.(9)
10.2	Employment Agreement dated December 28, 2011 between Mines Management, Inc. and Douglas Dobbs.(11)
10.3	Employment Agreement dated December 28, 2011 between Mines Management, Inc. and Glenn M. Dobbs.(11)
10.4	Employment Agreement dated December 28, 2011 between Mines Management, Inc. and James H. Moore.(11)
10.5	Employment Agreement dated May 7, 2007 between Mines Management, Inc. and Nicole Altenburg*
10.6	Mines Management, Inc., 2003 Stock Option Plan, as amended.(12)(13)
10.7	Mines Management, Inc., 2003 Consultant Stock Compensation Plan, as amended.(12)(13)
10.8	Mines Management, Inc. 2007 Equity Incentive Plan.(14)
10.9	Mines Management, Inc. 2012 Equity Incentive Plan (18)
10.10	Rights Agreement, dated June 18, 2009, between Mines Management, Inc. and Computershare Trust Company, N.A.(15)
10.11	Exploration Earn-In Agreement dated March 2, 2012 between Estrella Gold Corporation, Mines Management, Inc. and Minera Montanore Peru S.A.C.*

Exhibit Number	Description of Exhibits
14	Code of Ethics.(16)
21	Subsidiaries of the Registrant.*
23.1	Consent of Tanner LLC.*
23.2	Consent of Mine Development Associates, Inc.*
23.3	Consent of Mine and Quarry Engineering Services, Inc.*
31.1	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14(a) and Rule 15d-14(a)(Section 302 of the Sarbanes-Oxley Act of 2002).*
31.2	Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14(a) and Rule 15d-14(a)(Section 302 of the Sarbanes-Oxley Act of 2002).*
32.1	Certificate of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).*
32.2	Certificate of Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).*
101
The following financial information from Mines Management, Inc.'s Annual Report on form 10-K for the year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2012 and December 31, 2011; (ii) Consolidated Statements of Operations for the years ended December 31, 2012 and December 31, 2011, and from inception through December 31, 2012; (iii) Consolidated Statements of Comprehensive Loss for the years ended December 31, 2012 and December 31, 2011, and from inception through December 31, 2012; (iv) Consolidated Statements of Stockholders' Equity from inception through December 31, 2012; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2012 and December 31, 2011, and from inception through December 31, 2012; and (vi) Notes to Consolidated Financial Statements, detail tagged.**

*
Filed herewith.

**
Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

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

(14)
Incorporated by reference to Proxy Statement on Schedule 14A filed April 21, 2008.

(15)
Incorporated by reference to Form 8-K filed June 19, 2009.

(16)
Incorporated by reference to Form 8-K filed December 8, 2008.

(17)
Incorporated by reference to Form 8-K filed March 3, 2011.

(18)
Incorporated by reference to Proxy Statement on Schedule 14A filed April 30, 2012.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed April 1, 2013 on its behalf by the undersigned, thereunto duly authorized.

MINES MANAGEMENT, INC. Registrant
By:	/s/ GLENN M. DOBBS
	By:	Glenn M. Dobbs
Chief Executive Officer and Chairman

        Pursuant to the requirements of the Securities Act of 1934, this Report has been signed by the following persons on behalf of the Registrant, in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GLENN M. DOBBS Glenn M. Dobbs	Chief Executive Officer and Chairman (Principal Executive Officer)	April 1, 2013
/s/ ROY G. FRANKLIN Roy G. Franklin	Director	April 1, 2013
/s/ ROBERT L. RUSSELL Robert L. Russell	Director	April 1, 2013
/s/ JERRY POGUE Jerry Pogue	Director	April 1, 2013
/s/ RUSSELL C. BABCOCK Russell C. Babcock	Director	April 1, 2013
/s/ NICOLE ALTENBURG Nicole Altenburg	Principal Financial Officer (Principal Financial and Accounting Officer)	April 1, 2013

EXHIBIT INDEX

Exhibit Number	Description of Exhibits
1.1	Underwriting Agreement dated March 3, 2011 between Mines Management, Inc. and Roth Capital Partners, LLC.(17)
3.1	Articles of Incorporation of Mines Management, Inc., as amended.(1)(2)
3.2	Articles of Amendment to the Articles of Incorporation of Mines Management, Inc.(3)
3.3	Bylaws of Mines Management, Inc.(4)
3.4	First Amendment to Bylaws of Mines Management, Inc.(5)
4.1	Specimen of Certificate of Common Stock, par value $0.001(6)
4.2	Securities Purchase Agreement dated October 21, 2005(7)
4.3	Form of Warrant issued pursuant to the Securities Purchase Agreement.(7)
4.4	Registration Rights Agreement dated October 21, 2005(7)
4.5	Warrant Agreement dated April 16, 2007 between Mines Management, Inc. and Computershare Shareholder Services, Inc. and Computershare Trust Company, N.A.(8)
4.6	Subscription Agreement dated November 2, 2007 between Mines Management, Inc. and Silver Wheaton Corp.(9)
4.7	Registration Rights Agreement dated November 2, 2007 between Mines Management, Inc. and Silver Wheaton Corp.(9)
4.8	Amendment No. 1 to Registration Rights Agreement dated March 12, 2008 between Mines Management, Inc. and Silver Wheaton Corp.(10)
10.1	Right of First Refusal Agreement dated November 2, 2007 between Mines Management, Inc. and Silver Wheaton Corp.(9)
10.2	Employment Agreement dated December 28, 2011 between Mines Management, Inc. and Douglas Dobbs.(11)
10.3	Employment Agreement dated December 28, 2011 between Mines Management, Inc. and Glenn M. Dobbs.(11)
10.4	Employment Agreement dated December 28, 2011 between Mines Management, Inc. and James H. Moore.(11)
10.5	Employment Agreement dated May 7, 2007 between Mines Management, Inc. and Nicole Altenburg*
10.6	Mines Management, Inc., 2003 Stock Option Plan, as amended.(12)(13)
10.7	Mines Management, Inc., 2003 Consultant Stock Compensation Plan, as amended.(12)(13)
10.8	Mines Management, Inc. 2007 Equity Incentive Plan.(14)
10.9	Mines Management, Inc. 2012 Equity Incentive Plan(18)
10.10	Rights Agreement, dated June 18, 2009, between Mines Management, Inc. and Computershare Trust Company, N.A.(15)
10.11	Exploration Earn-In Agreement dated March 2, 2012 between Estrella Gold Corporation, Mines Management, Inc. and Minera Montanore Peru S.A.C.*
14	Code of Ethics.(16)
21	Subsidiaries of the Registrant.*

Exhibit Number	Description of Exhibits
23.1	Consent of Tanner LLC.*
23.2	Consent of Mine Development Associates, Inc.*
23.3	Consent of Mine and Quarry Engineering Services, Inc.*
31.1	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14(a) and Rule 15d-14(a)(Section 302 of the Sarbanes-Oxley Act of 2002).*
31.2	Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14(a) and Rule 15d-14(a)(Section 302 of the Sarbanes-Oxley Act of 2002).*
32.1	Certificate of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).*
32.2	Certificate of Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).*
101
The following financial information from Mines Management, Inc.'s Annual Report on form 10-K for the year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2012 and December 31, 2011; (ii) Consolidated Statements of Operations for the years ended December 31, 2012 and December 31, 2011, and from inception through December 31, 2012; (iii) Consolidated Statements of Comprehensive Loss for the years ended December 31, 2012 and December 31, 2011, and from inception through December 31, 2012; (iv) Consolidated Statements of Stockholders' Equity from inception through December 31, 2012; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2012 and December 31, 2011, and from inception through December 31, 2012; and (vi) Notes to Consolidated Financial Statements, detail tagged.**

*
Filed herewith.

**
Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

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

(18)
Incorporated by reference to Proxy Statement on Schedule 14A filed April 30, 2012.