Form 10-Q
period 2013-03-31
MINES MANAGEMENT INC
filed 2013-05-15
CIK 66649

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

At May15, 2013, 28,999,752 common shares, par value $0.001 per share, were issued and outstanding.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

Information contained in or incorporated by reference into this Quarterly Report on Form 10-Q may contain forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995.  The use of any of the words “development”, “anticipate”, “continues”, “estimate”, “expect”, “may”, “project”, “should”, “believe”, or similar expressions are intended to identify such statements.  Forward-looking statements included in this report relate to, among other things, comments regarding further exploration and evaluation of the Montanore Project, including drilling activities, feasibility determinations, including those in the Preliminary Economic Assessment, engineering and environmental studies, environmental, reclamation and permitting requirements and the process and timing and the costs associated with the foregoing; the process and timing associated with the Montanore Project permitting process, including the issuance of biological opinions, a final environmental impact statement and a record of decision and completion of wetland mitigation plans; financing needs, including the financing required to fund the final phases of the Montanore Project advanced exploration and delineation drilling program and a bankable feasibility study; sources of financing; the sufficiency of working capital to complete the rehabilitation of the Libby adit and commence delineation drilling; planned expenditures and cash requirements for 2013 and 2014; planned exploration and evaluation of the Estrella property in Peru, and results of drilling at Estrella; efforts to reduce costs, including reducing manpower; results of the Montanore Project hydrological model and the effects thereof; the search for potential exploration and development opportunities in the mining industry; the possibility of challenges by environmental groups or others to our permitting efforts or planned exploration, development or mining activities; potential completion of a bankable feasibility study and the costs associated therewith; and markets for silver and copper.  We believe the expectations reflected in those forward-looking statements are reasonable.  However, we cannot assure that the expectations will prove to be correct.  Certain cautionary statements are also included elsewhere in this report, including, without limitation, in conjunction with the forward-looking statements.  All forward-looking statements speak only as of the date made.  All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements.  Except as required by law, we undertake no obligation to update any forward-looking statements.  Factors that could cause actual results to differ materially from our expectations include, among others, those factors referenced in the “Risk Factors” section of this report and our Annual Report on Form 10-K for the year ended December 31, 2012 and such things as:

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

MINES MANAGEMENT, INC.

FORM 10-Q

QUARTER ENDED March 31, 2013

PART I— FINANCIAL INFORMATION

ITEM 1.                                                FINANCIAL STATEMENTS

Contents

Page

FINANCIAL STATEMENTS (unaudited):

Condensed consolidated balance sheets	1

Condensed consolidated statements of operations	2

Condensed consolidated statements of comprehensive loss	3

Condensed consolidated statements of cash flows	4

Notes to condensed consolidated financial statements	5-9

i

Mines Management, Inc. and Subsidiaries

(An Exploration Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2013	December 31, 2012
Assets
CURRENT ASSETS:
Cash and cash equivalents	$8,626,874	$10,246,073
Interest receivable	4,025	7,815
Prepaid expenses and deposits	220,295	250,892
Certificates of deposit	1,559,361	1,559,361
Total current assets	10,410,555	12,064,141

PROPERTY AND EQUIPMENT:
Buildings and leasehold improvements	836,454	836,454
Equipment	6,450,089	6,450,089
Office equipment	344,939	344,939
	7,631,482	7,631,482
Less accumulated depreciation	5,627,587	5,392,684
	2,003,895	2,238,798
OTHER ASSETS:
Available-for-sale securities	13,648	19,633
Reclamation deposits	1,191,182	1,184,966
	1,204,830	1,204,599
	$13,619,280	$15,507,538
Liabilities and Stockholders’ Equity
CURRENT LIABILITIES:
Accounts payable	$423,760	$495,326
Payroll and payroll taxes payable	99,157	17,874
Total current liabilities	522,917	513,200

LONG-TERM LIABILITIES:
Asset retirement obligation	462,311	456,823
Total liabilities	985,228	970,023

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred shares — no par value, 10,000,000 shares authorized; -0- shares issued and outstanding	—	—
Common shares — $0.001 par value, 100,000,000 shares authorized; 28,999,752 shares issued and outstanding	29,000	29,000
Additional paid-in capital	87,055,369	86,805,769
Accumulated deficit	(1,117,306)	(1,117,306)
Deficit accumulated during the exploration stage	(73,335,494)	(71,188,416)
Accumulated other comprehensive income	2,483	8,468
Total stockholders’ equity	12,634,052	14,537,515
	$13,619,280	$15,507,538

See accompanying notes to condensed consolidated financial statements.

Mines Management, Inc. and Subsidiaries

(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,		From Inception of Exploration Stage August 12, 2002 Through March 31,
	2013	2012	2013
REVENUE:
Royalties	$8,308	$14,748	$159,612
OPERATING EXPENSES:
General and administrative	975,401	778,890	33,916,658
Technical services and exploration	795,824	530,071	31,600,309
Depreciation	234,903	244,396	5,659,640
Legal, accounting, and consulting	106,139	125,409	4,770,678
Fees, filing, and licenses	50,686	51,791	2,796,015
Impairment of mineral properties	—	—	504,492
Total operating expenses	2,162,953	1,730,557	79,247,792
LOSS FROM OPERATIONS	(2,154,645)	(1,715,809)	(79,088,180)
OTHER INCOME:
Gain from warrant derivatives	—	336,920	476,381
Gain on sale of available-for-sale securities	—	—	2,005,904
Interest income, net	7,567	19,305	3,270,401
	7,567	356,225	5,752,686
NET LOSS	$(2,147,078)	$(1,359,584)	$(73,335,494)
NET LOSS PER SHARE (basic and diluted)	$(0.07)	$(0.05)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (basic and diluted)	28,999,752	28,849,000

See accompanying notes to condensed consolidated financial statements.

Mines Management, Inc. and Subsidiaries

(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

	Three Months Ended March 31,		From Inception of Exploration Stage August 12, 2002 Through March 31,
	2013	2012	2013
Net loss	$(2,147,078)	$(1,359,584)	$(73,335,494)
Unrealized holding gains (losses) arising during period	(5,985)	2,748	2,007,541
Less: reclassification adjustment for realized gains included in net income, net of income tax of $0	—	—	(2,005,904)
COMPREHENSIVE LOSS	$(2,153,063)	$(1,356,836)	$(73,333,857)

See accompanying notes to condensed consolidated financial statements.

 Mines Management, Inc. and Subsidiaries

(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,		From Inception of Exploration Stage August 12, 2002 Through March 31,
	2013	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,147,078)	$(1,359,584)	$(73,335,494)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	249,600	50,870	11,155,499
Stock received for services	—	—	(11,165)
Depreciation	234,903	244,396	5,659,640
Initial measurement of asset retirement obligation	—	—	344,187
Accretion of asset retirement obligation	5,488	5,286	118,124
Gain on sale of available-for-sale securities	—	—	(2,005,904)
Gain from warrant derivatives	—	(336,920)	(476,381)
Impairment of mineral properties	—	—	504,492
Changes in assets and liabilities:
Interest receivable	3,790	5,701	(4,025)
Prepaid expenses and deposits	30,597	35,518	(280,706)
Accounts payable	(71,566)	(24,609)	423,596
Payroll and payroll taxes payable	81,283	24,096	95,977
Net cash used in operating activities	(1,612,983)	(1,355,246)	(57,812,160)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(9,379)	(7,697,121)
Proceeds from disposition of property and equipment	—	—	35,423
Proceeds (purchase) of certificates of deposit	(6,216)	51,880	(2,689,631)
Net proceeds from sale of available-for-sale securities	—	—	2,005,904
Increase in mineral properties	—	—	(144,312)
Net cash provided by (used in) investing activities	(6,216)	42,501	(8,489,737)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of common stock	—	198,000	74,881,436
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,619,199)	(1,114,745)	8,579,539
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	10,246,073	17,121,800	47,335
CASH AND CASH EQUIVALENTS, END OF PERIOD	$8,626,874	$16,007,055	$8,626,874
SUPPLEMENTAL INFORMATION:
Interest paid	$—	$—	$65,768
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Unrealized gains (losses) on available-for-sale securities	$(5,985)	$2,748	$1,637

See accompanying notes to condensed consolidated financial statements.

NOTE 1  — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Organization:

Mines Management, Inc. (the Company) is an Idaho corporation incorporated in 1947.  The Company acquires, explores, and develops mineral properties in North and South America.

Summary of Significant Accounting Policies:

These unaudited interim financial statements have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information, as well as the instructions to Form 10-Q.  Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair presentation of the interim financial statements have been included.

The preparation of financial statements in accordance with U.S. GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company’s condensed consolidated financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions, which could have a material effect on the reported amounts of the Company’s consolidated financial position and results of operations. Operating results for the three month period ended March 31, 2013 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2013.

For further information, refer to the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

(e)                                  Net loss per share

Basic earnings or loss per share is computed on the basis of the weighted average number of shares outstanding during the period.   Diluted earnings or loss per share is calculated on the basis of the weighted average number of shares outstanding during the period plus the effect of potential dilutive shares during the period.  Potential dilutive shares include outstanding stock options and warrants.  For periods in which a net loss is reported, potential dilutive shares are excluded because they are antidilutive.  Therefore, basic loss per share is the same as diluted loss per share for the periods ended March 31, 2013 and 2012.

(f)                                   Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board issued guidance related to items reclassified from accumulated other comprehensive income. The new standard requires either in a single note or parenthetically on the face of the financial statements: (i) the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its sources and (ii) the income statement line items affected by the reclassification. The Company adopted the provisions of this guidance effective January 1, 2013. This guidance did not have a significant impact on our consolidated financial position, results of operations or cash flows.

(g)                                  Subsequent events

The Company evaluated events and transactions subsequent to the balance sheet date of March 31, 2013 for potential recognition or disclosure in the condensed consolidated financial statements.

NOTE 2  — CERTIFICATES OF DEPOSIT:

The Company owns two certificates of deposit for a total of $1,559,361.  These investments mature in August 2013 and bear interest at the rate of 0.30%.

The Company also has a certificate of deposit pledged as security for a Letter of Credit to the Montana Department of Environmental Quality as a reclamation guarantee for the Montanore expansion evaluation program.  This certificate matures on January 3, 2014, bears interest at the rate of 0.45% and renews automatically each year.  This certificate of deposit ($1,130,271 and $1,124,055 as of March 31, 2013 and December 31, 2012, respectively) is included with reclamation deposits on the Condensed Consolidated Balance Sheets.

NOTE 3  — AVAILABLE-FOR-SALE SECURITIES:

Available-for-sale securities are comprised of common stocks which have been valued using quoted market prices in active markets.  The following table summarizes the Company’s available-for-sale securities:

	March 31, 2013	December 31, 2012
Cost	$11,165	$11,165
Unrealized Gains	2,483	8,468
Fair Market Value	$13,648	$19,633

NOTE 4 — FAIR VALUE MEASUREMENTS:

The following table summarizes the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2013, and the fair value calculation input hierarchy level determined to apply to each asset and liability category.  Quoted market prices were used to determine the fair value of available-for-sale securities.  See note 5 for further discussion on the fair value measurement technique used to value the warrant derivatives.  The Company has no financial assets or liabilities that are measured at fair value on a nonrecurring basis.

	March 31, 2013	December 31, 2012	Input Hierarchy Level
Assets:
Available-for-sale securities	$13,648	$19,633	Level 1
Liabilities:
Asset retirement obligation	$462,311	$456,823	Level 3

The following table presents the fair value reconciliation of Level 3 liabilities measured at fair value during the three months ended March 31, 2013 and 2012:

	Asset Retirement Obligation
	2013	2012
Balance January 1	$456,823	$435,171
Accretion expense	5,488	5,286
Balance March 31	$462,311	$440,457

NOTE 5 — WARRANT DERIVATIVES:

The Company had common share purchase warrants with exercise price reset features which qualified for treatment as a derivative liability.  These warrants expired on April 20, 2012.  The warrants did not qualify for hedge accounting and, as such, all changes in the fair value of the warrants were recognized in earnings until they expired.  The Company reported a gain from the change in fair value of these warrants of $-0- and $336,920 in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012, respectively.

NOTE 6 — CONCENTRATION OF CREDIT RISK:

The Company maintains most of its cash and cash equivalents in one financial institution.  Balances are insured by the Federal Deposit Insurance Corporation up to $250,000.  The Company’s total uninsured bank deposit balance totaled approximately $11,110,000 as of March 31, 2013.  To date, the Company has not experienced a material loss or lack of access to its invested cash or cash equivalents; however, no assurance can be provided that access to the Company’s invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

NOTE 7 — STOCKHOLDERS’ EQUITY:

Common Shares:

For a description of the public offerings that occurred in 2011 and 2007 and the sales of common stock during 2007 and 2005, refer to the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.  The warrants associated with the public offering completed in April 2007 expired on April 20, 2012.  No warrants related to this offering were exercised before they expired.  The warrants associated with the sale of stock in October 2005 also expired on April 20, 2012.  Cumulative warrants exercised relating to this issue were 269,620 for each of the periods ended March 31, 2013 and December 31, 2012.  No warrants were exercised during the three months ended March 31, 2013 and 2012.

Preferred Shares:

The Company has authorized 10,000,000 preferred shares, no par value.  Through March 31, 2013, the Company had not issued any preferred shares.

NOTE 8 — STOCK OPTIONS:

There has been no change to the Company’s 2003 and 2007 Stock Option Plans during 2013, other than the items summarized below.  For a description of these Stock Option Plans, refer to the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

A summary of the option activity under the Company’s Stock Option Plans as of March 31, 2013, and changes during the period then ended, is presented below:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2013	3,622,000	$1.81
Issued	520,000	$1.05
Outstanding and exercisable at March 31, 2013	4,142,000	$1.71	2.87	—

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

	Three Months Ended March 31,
	2013	2012(1)
Weighted average risk-free interest rate	0.44%	—
Weighted average volatility	68.88%	—
Expected dividend yield	—	—
Weighted average expected life (in years)	3.0	—
Weighted average grant-date fair value	$0.48	—

(1)         No options were granted during the three months ended March 31, 2012.

During the three months ended March 31, 2013, there were no stock options exercised.  During the three months ended March 31, 2012, there were 200,000 stock options exercised with a weighted average price of $0.99 and a total intrinsic value of $210,000.

As of March 31, 2013, the Company did not have any nonvested options and there was no unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans.

Total compensation costs recognized for stock-based employee compensation awards was $249,600 and $50,870 for the three months ended March 31, 2013 and 2012, respectively.  These costs were included in general and administrative expenses and technical services on the Condensed Consolidated Statements of Operations.  Cash received from options exercised under all share-based payment arrangements during the three months ended March 31, 2013 and 2012 was $-0- and $198,000, respectively.

NOTE 9 — COMMITMENTS:

The Company entered into an Exploration Earn-In Agreement with Estrella Gold Corp. on April 5, 2012, pursuant to which the Company could acquire 75% of the Estrella gold and silver exploration property located in central Peru by expending $5,000,000 on exploration activities.  Under the terms of the agreement, the Company is required to make annual cash payments to Estrella of $100,000 prior to the end of the first agreement year ending on February 28, 2013, and $200,000 prior to the end of each subsequent agreement year until the earn-in has been completed.  The Company is also required to expend a minimum of $500,000 in exploration and development expenditures in each of the first and second agreement years.  The Company may terminate this agreement at any time during the earn-in period; however, a minimum of $350,000 in exploration and development expenses was required during the first year of the agreement regardless of whether or not the agreement was terminated.  The Company met the first year’s exploration and development expenditure requirements during 2012.  During February 2013, the Company made the required $100,000 cash payment prior to the end of the first agreement year and continued the Exploration Earn-In Agreement into the second year.

ITEM 2.                                                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2012, as well as with the financial statements and related notes and the other information appearing elsewhere in this report.  As used in this report, unless the context otherwise indicates, references to “we,” “our,” the “Company” and “us” refer to Mines Management, Inc. and its subsidiaries collectively.

We are an exploration stage company with a large silver-copper project, the Montanore Project, located in northwestern Montana.  The Montanore Project continues to be the Company’s main focus.  During 2013, the Company has continued to plan for the advanced exploration and delineation drilling program at the Montanore Project, principally through the pursuit of federal and state agency permitting approvals.

Overview First Quarter 2013

•                  The U.S. Forest Service (“USFS”) completed a revised aquatic Biological Assessment (“BA”) and formal consultation commenced with the U.S. Fish and Wildlife Service (“USFWS”).  The USFS also submitted a draft terrestrial BA, and informal consultation with the USFWS is ongoing.  These are important steps towards the issuance of a Biological Opinion by the USFWS and in the permitting process generally.

•                  The Company continues to work with the U.S. Army Corps of Engineers (“USACE”) on the Clean Water Act 404 permitting process.  This process will continue concurrently with the Final Environmental Impact Study (“EIS”).   The Company commenced discussions with the USACE concerning preliminary mitigation plan designs.  A final mitigation design is required for permit approval.

•                  The Company entered into an agreement with the Montana Fish Wildlife and Parks to fund additional mountain goat surveys as part of the monitoring and data collection requirements required to be completed prior to initiating major construction activities for the project.

•                  The Company elected to extend the exploration program at its La Estrella gold-silver project in central Peru into its second year under the terms of its agreement with the owner, Estrella Gold Corp, whereby the Company may earn a 75% interest in the property.

Current Activities

Montanore:

During the first quarter of 2013, the Company continued to maintain the Libby adit in a care and maintenance condition in preparation for evaluation activities and adit rehabilitation expected to recommence when the Record of Decision is received.  Technical support and assistance were provided for ongoing permitting and environmental efforts.   Gathering of environmental data and reporting to state and federal agencies as part of the permitting process is ongoing.

La Estrella:

Geophysics.  The major activity on La Estrella during the first quarter was completion of two phases of 3D-Induced Polarization/Resistivity (“IP/Res”) surveys over the entire area of prospective ground.  The lateral resolution of the survey ranged from 100 to 400 meters, with depth resolution to approximately 488 meters below the surface.  Results of this survey identified a large, previously unknown area of anomalous chargeability extending north and northwest from the 2012 area of interest for a distance of approximately 1,400 meters.  This new target area, when combined with previously known areas of anomalous chargeability, forms a prospective zone over 2000 meters in length and up to 1100 meters in width.   A strongly positive correlation between drill-indicated mineralization and moderate to high chargeability has been repeatedly demonstrated at La Estrella.

Metallurgical Analyses.  Following the decision to continue the Project into a second year, an initial round of metallurgical analyses of La Estrella mineralization was begun.   A composite sample was designed based on assays from the 2012 drilling.  Eighty samples were carefully selected to contain low, moderate, and strong gold-silver mineralization and form a composite sample representative of La Estrella mineralization.   At the end of March, the metallurgical analysis was in the initial stages, with completion expected mid-May.

Permitting.  During the first quarter of 2013, the Company applied for a new Water-Use Permit, prepared an application for a modified Assessment of Environmental Impact, and responded to a Peruvian governmental request for information regarding the Company’s 2012 exploration program.   The Company provided all required information to the appropriate offices, and the Company and its project are in good standing with the Peruvian government and its Ministry of Energy and Mines.

Montanore Permitting and Environmental

Approval by regulatory agencies will be required before the Montanore Project can proceed with exploration and project development.  The agencies that are involved with the major permits include the USFS, Montana Department of Environmental Quality (“MDEQ”), and USACE.  The permitting process requires completion of the Final Environmental Impact Statement (“EIS”) before a Record of Decision can be issued by the USFS and MDEQ.  The Final EIS describes various elements of the project, provides analysis of impacts, includes public input, and discloses aspects of the proposed project that were considered by the agencies.  Significant progress has been made on the Final EIS.  The agencies continue to edit and re-write various resource sections in the Final EIS which are based on the Draft EIS and Supplemental Draft EIS previously issued.

This process is occurring concurrently with the review of other regulatory elements of the project.  Part of the review requires consultation between the USFS and the USFWS under the Endangered Species Act.  The USFS prepares a terrestrial BA and an aquatic BA and submits them to the USFWS.  In turn, the USFWS prepares a Biological Opinion (“BO”) that provides guidance to the USFS and any mitigation that may be required.  The USFS completed a revised aquatic BA during the first quarter of 2013 and formal consultation has commenced between the two agencies.  The terrestrial BA and the original aquatic BA were submitted in 2011 and subsequently the USFS and the USFWS have been working under an informal consultation process.  A draft terrestrial BA was submitted during the first quarter of 2013 as well.  Mitigation for impacts to both aquatic and terrestrial wildlife were also prepared at that time.  It is anticipated that the formal consultation process on the terrestrial BA will be initiated in the second quarter of 2013.

The other major permit required is the 404 permit issued by the USACE under the Clean Water Act.  This permit is required when waters of the U.S. are impacted by a proposed action, in this case by the project tailings impoundment.  The USACE has issued a preliminary jurisdictional determination which is a critical step towards a decision to issue a 404 permit.  During the quarter, the Company commenced discussions with the USACE concerning preliminary mitigation plan designs.  The agency provided the Company with comments and the plan is advancing towards a final mitigation design that will be required for permit approval.  This review effort by the USACE is occurring concurrently with the Final EIS and Record of Decision review path.

The Company continues to work on related environmental regulatory processes towards a targeted completion in 2013.  In 2012, the Company initiated certain monitoring and data collection requirements that are included in the Supplemental Draft EIS which must be completed prior to initiating certain development activities.  In 2013, the Company will continue to advance and/or expand these pre-activity monitoring requirements.  As part of this effort, during the first quarter the Company entered into an agreement with the Montana Fish Wildlife and Parks to fund additional mountain goat surveys which are currently part of their goat management plan.  Helicopter surveys over the project area will meet the two years of mountain goat monitoring required prior to initiating major construction activities for the project.

Financial and Operating Results

Mines Management, Inc. is an exploration stage company with a large silver-copper project, the Montanore Project, located in northwestern Montana.   The Company continues to expense all of its expenditures when incurred, with the exception of equipment and buildings which are capitalized.  The Company has no revenues from mining operations.  Financial results of operations include primarily general and administrative expenses, permitting, project advancement and engineering expenses.

Quarter Ended March 31, 2013

The Company reported a net loss of $2.1 million for the quarter ended March 31, 2013 compared to a net loss of $1.4 million for the quarter ended March 31, 2012.  The increased net loss in the 2013 quarter resulted primarily from:  (1) a $0.2 million increase in general and administrative expenses primarily due to the higher value of stock based compensation issued during the first quarter of 2013 compared to 2012,  (2) a $0.2 million increase in technical services associated with the exploration of the Estrella Project, and (3) a $0.3 million decrease in other income primarily from the change in the fair market value of warrant derivatives which expired in April of 2012.

Liquidity

During the three months ended March 31, 2013, the net cash used for operating activities was approximately $1.6 million, which is $0.2 million more than the same period during the prior year primarily due to expenditures related to the Estrella Project.  This reduced our cash and cash equivalents and certificates of deposit from $11.8 at December 31, 2012 to approximately $10.2 million at March 31, 2013.  We have continued to limit activity levels, including capital expenditures, until the timing for the receipt of the Record of Decision for the Montanore Project becomes clearer.

We anticipate expenditures of approximately $4.8 million for the final three quarters of 2013, which we expect to consist of approximately $1.5 million each quarter for general and administrative expenses, permitting, engineering, and geologic studies for the permitting for the Montanore Project and $0.3 million on exploration support including permit renewals and resource modeling at La Estrella.  We expect to fund these expenditures from cash on hand.  We expect to require external financing before mid 2014 in order to continue our business. We expect that the timing and amount of additional external financing will be affected by the anticipated timing of the Record of Decision and planned drilling program for Montanore and by exploration results and additional exploration plans, if any, for the La Estrella project.  There can be no assurance that external financing will be available on acceptable terms or at all.

Off-Balance Sheet Arrangements

As of March 31, 2013, we had no existing off-balance sheet arrangements (as defined under SEC rules) that have, or are reasonably likely to have, a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

ITEM 4.                                                CONTROLS AND PROCEDURES

Our management, with the participation of the Company’s Chief Executive Officer and the Company’s Controller and Principal Financial Officer, has evaluated the Company’s disclosure controls and procedures as of March 31, 2013.  Based upon this evaluation, the Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures are designed and were effective as of March 31, 2013 to give reasonable assurances that the information required to be disclosed in the reports that the Company’s files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is also accumulated and communicated to the Company’s management, including its Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2013 that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

PART II— OTHER INFORMATION

ITEM 1.                                                LEGAL PROCEEDINGS

There has been no material change to the Company’s previously reported legal proceedings since filing of the Company’s 2012 Annual Report. For further information, refer to ‘ITEM 3 Legal Proceedings’ in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 1A.                                       RISK FACTORS

None.

ITEM 2.                                                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                                                DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                                                MINE SAFETY DISCLOSURES

None.

ITEM 5.                                                OTHER INFORMATION

None.

ITEM 6.                                                EXHIBITS

Exhibit No.	Title of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Controller and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C., 1350 (Section 906 of the Sarbanes-Oxley Act)
32.2	Certification of Controller and Principal Financial Officer pursuant to 18 U.S.C., 1350 (Section 906 of the Sarbanes-Oxley Act)
101

The following financial information from Mines Management Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at March 31, 2013, and December 31, 2012, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2013, and March 31, 2012 and from Inception through March 31, 2013, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2013, and March 31, 2012, and from Inception through March 31, 2013 and (iv) the Notes to Condensed Consolidated Financial Statements.  Pursuant to rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MINES MANAGEMENT, INC.

Date: May 15, 2013	By:	/s/ Glenn M. Dobbs
Glenn M. Dobbs
Chief Executive Officer

Date: May 15, 2013	By:	/s/ Nicole Altenburg
Nicole Altenburg
Controller and Principal Financial Officer