Form 10-Q
period 2013-06-30
MINES MANAGEMENT INC
filed 2013-08-14
CIK 66649

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

At August 14, 2013, 28,999,752 common shares, par value $0.001 per share, were issued and outstanding.

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

MINES MANAGEMENT, INC.

FORM 10-Q

QUARTER ENDED June 30, 2013

PART I— FINANCIAL INFORMATION

ITEM 1.                                                FINANCIAL STATEMENTS

i

Mines Management, Inc. and Subsidiaries

(An Exploration Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2013	December 31, 2012
Assets
CURRENT ASSETS:
Cash and cash equivalents	$6,908,782	$10,246,073
Interest receivable	6,453	7,815
Prepaid expenses and deposits	221,787	250,892
Certificates of deposit	1,559,361	1,559,361
Total current assets	8,696,383	12,064,141

PROPERTY AND EQUIPMENT:
Buildings and leasehold improvements	836,454	836,454
Equipment	6,450,089	6,450,089
Office equipment	344,939	344,939
	7,631,482	7,631,482
Less accumulated depreciation	5,860,332	5,392,684
	1,771,150	2,238,798
OTHER ASSETS:
Available-for-sale securities	21,418	19,633
Reclamation deposits	1,191,182	1,184,966
	1,212,600	1,204,599
	$11,680,133	$15,507,538
Liabilities and Stockholders’ Equity
CURRENT LIABILITIES:
Accounts payable	$380,594	$495,326
Payroll and payroll taxes payable	25,334	17,874
Total current liabilities	405,928	513,200

LONG-TERM LIABILITIES:
Asset retirement obligation	467,926	456,823
Total liabilities	873,854	970,023

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred shares — no par value, 10,000,000 shares authorized; -0- shares issued and outstanding	—	—
Common shares — $0.001 par value, 100,000,000 shares authorized; 28,999,752 shares issued and outstanding	29,000	29,000
Additional paid-in capital	87,055,369	86,805,769
Accumulated deficit	(1,117,306)	(1,117,306)
Deficit accumulated during the exploration stage	(75,171,037)	(71,188,416)
Accumulated other comprehensive income	10,253	8,468
Total stockholders’ equity	10,806,279	14,537,515
	$11,680,133	$15,507,538

See accompanying notes to condensed consolidated financial statements.

Mines Management, Inc. and Subsidiaries

(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,		From Inception of Exploration Stage August 12, 2002 Through June 30,
	2013	2012	2013	2012	2013
REVENUE:
Royalties	$6,937	$5,833	$15,245	$20,581	$166,549
OPERATING EXPENSES:
General and administrative	758,453	958,884	1,733,854	1,737,774	34,675,111
Technical services and exploration	625,090	1,090,976	1,420,914	1,621,047	32,225,399
Depreciation	232,745	246,992	467,648	491,388	5,892,385
Legal, accounting, and consulting	199,746	96,992	305,885	222,401	4,970,424
Fees, filing, and licenses	32,556	2,125	83,242	53,916	2,828,571
Impairment of mineral properties	—	—	—	—	504,492
Total operating expenses	1,848,590	2,395,969	4,011,543	4,126,526	81,096,382
LOSS FROM OPERATIONS	(1,841,653)	(2,390,136)	(3,996,298)	(4,105,945)	(80,929,833)
OTHER INCOME:
Gain from warrant derivatives	—	21,057	—	357,977	476,381
Gain on sale of available-for-sale securities	—	—	—	—	2,005,904
Interest income, net	6,110	15,309	13,677	34,614	3,276,511
	6,110	36,366	13,677	392,591	5,758,796
NET LOSS	$(1,835,543)	$(2,353,770)	$(3,982,621)	$(3,713,354)	$(75,171,037)
NET LOSS PER SHARE (basic and diluted)	$(0.06)	$(0.08)	$(0.14)	$(0.13)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (basic and diluted)	28,999,752	28,849,000	28,999,752	28,894,182

See accompanying notes to condensed consolidated financial statements.

Mines Management, Inc. and Subsidiaries

(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,		From Inception of Exploration Stage August 12, 2002 Through
	2013	2012	2013	2012	June 30, 2013
Net Loss	$(1,835,543)	$(2,353,770)	$(3,982,621)	$(3,713,354)	$(75,171,037)
Unrealized holding gains (losses) arising during the period	7,770	(843)	1,785	1,905	2,016,157
Less reclassification adjustment for realized gains included in net income, net of income tax of $0	—	—	—	—	(2,005,904)
COMPREHENSIVE LOSS	$(1,827,773)	$(2,354,613)	$(3,980,836)	$(3,711,449)	$(75,160,784)

See accompanying notes to condensed consolidated financial statements.

 Mines Management, Inc. and Subsidiaries

(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,		From Inception of Exploration Stage August 12, 2002 Through June 30,
	2013	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,982,621)	$(3,713,354)	$(75,171,037)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	249,600	50,870	11,155,499
Stock received for services	—	—	(11,165)
Depreciation	467,648	491,388	5,892,385
Initial measurement of asset retirement obligation	—	—	344,187
Accretion of asset retirement obligation	11,103	10,636	123,739
Gain on sale of available-for-sale securities	—	—	(2,005,904)
Gain from warrant derivatives	—	(357,977)	(476,381)
Impairment of mineral properties	—	—	504,492
Changes in assets and liabilities:
Interest receivable	1,362	1,340	(6,453)
Prepaid expenses and deposits	29,105	(120,664)	(282,198)
Accounts payable	(114,732)	155,953	380,430
Payroll and payroll taxes payable	7,460	27,000	22,154
Net cash used in operating activities	(3,331,075)	(3,454,808)	(59,530,252)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(10,915)	(7,697,121)
Proceeds from disposition of property and equipment	—	—	35,423
Proceeds (purchase) of certificates of deposit	(6,216)	51,880	(2,689,631)
Net proceeds from sale of available-for-sale securities	—	—	2,005,904
Increase in mineral properties	—	—	(144,312)
Net cash provided by (used in) investing activities	(6,216)	40,965	(8,489,737)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of common stock	—	198,000	74,881,436
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,337,291)	(3,215,843)	6,861,447
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	10,246,073	17,121,800	47,335
CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,908,782	$13,905,957	$6,908,782
SUPPLEMENTAL INFORMATION:
Interest paid	$—	$—	$65,768
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Unrealized gains on available-for-sale securities	$1,785	$1,905	$10,253

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

The preparation of financial statements in accordance with U.S. GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company’s condensed consolidated financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions, which could have a material effect on the reported amounts of the Company’s consolidated financial position and results of operations. Operating results for the three and six month periods ended June 30, 2013 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2013.

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

(b)                                 Mining properties, exploration and development costs

All exploration expenditures are expensed as incurred.  Significant property acquisition payments for active exploration properties are capitalized, including payments to acquire mineral rights.  Once a feasibility study has been completed, approved by management, and a decision is made to put the ore body into production, expenditures to develop new mines, to define further mineralization in existing ore bodies, and to expand the capacity of operating mines are capitalized and amortized on the units of production basis over proven and probable reserves.  The Company charges to operations the allocable portion of capitalized costs attributable to properties sold.  Capitalized costs are allocated to properties sold based on the proportion of claims sold to the claims remaining within the project area.

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

(e)                                  Net loss per share

Basic earnings or loss per share is computed on the basis of the weighted average number of shares outstanding during the period.  Diluted earnings or loss per share is calculated on the basis of the weighted average number of shares outstanding during the period plus the effect of potential dilutive shares during the period.  Potential dilutive shares include outstanding stock options and warrants.  For periods in which a net loss is reported, potential dilutive shares are excluded because they are antidilutive.  Therefore, basic loss per share is the same as diluted loss per share for the periods ended June 30, 2013 and 2012.

(f)                                   Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board issued guidance related to items reclassified from accumulated other comprehensive income. The new standard requires either in a single note or parenthetically on the face of the financial statements: (i) the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its sources and (ii) the income statement line items affected by the reclassification. The Company adopted the provisions of this guidance effective January 1, 2013. This guidance did not have a significant impact on the Company’s consolidated financial position, results of operations or cash flows.

(g)                                  Subsequent events

The Company evaluated events and transactions subsequent to the balance sheet date of June 30, 2013 for potential recognition or disclosure in the condensed consolidated financial statements.

NOTE 2 — CERTIFICATES OF DEPOSIT:

The Company owns two certificates of deposit for a total of $1,559,361.  These investments mature in August 2013 and bear interest at the rate of 0.30%.

The Company also has a certificate of deposit pledged as security for a Letter of Credit to the Montana Department of Environmental Quality as a reclamation guarantee for the Montanore expansion evaluation program.  This certificate matures on January 3, 2014, bears interest at the rate of 0.45% and renews automatically each year.  This certificate of deposit ($1,130,271 and $1,124,055 as of June 30, 2013 and December 31, 2012, respectively) is included with reclamation deposits on the Condensed Consolidated Balance Sheets.

NOTE 3 — AVAILABLE-FOR-SALE SECURITIES:

Available-for-sale securities are comprised of common stocks which have been valued using quoted market prices in active markets.  The following table summarizes the Company’s available-for-sale securities:

	June 30, 2013	December 31, 2012
Cost	$11,165	$11,165
Unrealized Gains	10,253	8,468
Fair Market Value	$21,418	$19,633

NOTE 4 — FAIR VALUE MEASUREMENTS:

The following table summarizes the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2013, and the fair value calculation input hierarchy level determined to apply to each asset and liability category.  Quoted market prices were used to determine the fair value of available-for-sale securities.  See note 5 for further discussion on the fair value measurement technique used to value the warrant derivatives.  The Company has no financial assets or liabilities that are measured at fair value on a nonrecurring basis.

	June 30, 2013	December 31, 2012	Input Hierarchy Level
Assets:
Available-for-sale securities	$21,418	$19,633	Level 1
Liabilities:
Asset retirement obligation	$467,926	$456,823	Level 3

The following table presents the fair value reconciliation of Level 3 liabilities measured at fair value during the six months ended June 30, 2013 and 2012:

	Asset Retirement Obligation
	2013	2012
Balance January 1	$456,823	$435,171
Accretion expense	5,488	5,286
Balance March 31	462,311	440,457
Accretion expense	5,615	5,350
Balance June 30	$467,926	$445,807

NOTE 5 — WARRANT DERIVATIVES:

The Company had common share purchase warrants with exercise price reset features which qualified for treatment as a derivative liability.  These warrants expired on April 20, 2012.  The warrants did not qualify for hedge accounting and, as such, all changes in the fair value of the warrants were recognized in earnings until they expired.  The Company reported a gain from the change in fair value of these warrants of $-0- and $21,057 in the Condensed Consolidated Statements of Operations for the three months ended June 30, 2013 and 2012, respectively.  Gains of $-0- and $357,977 were recorded for the six months ended June 30, 2013 and 2012, respectively.

NOTE 6 — CONCENTRATION OF CREDIT RISK:

The Company maintains most of its cash and cash equivalents in one financial institution.  Balances are insured by the Federal Deposit Insurance Corporation up to $250,000.  The Company’s total uninsured bank deposit balance totaled approximately $9,400,000 as of June 30, 2013.  To date, the Company has not experienced a material loss or lack of access to its invested cash or cash equivalents; however, no assurance can be provided that access to the Company’s invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

NOTE 7 — STOCKHOLDERS’ EQUITY:

Common Shares:

For a description of the public offerings that occurred in 2011 and 2007 and the sales of common stock during 2007 and 2005, refer to the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.  The warrants associated with the public offering completed in April 2007 expired on April 20, 2012.  No warrants related to this offering were exercised before they expired.  The warrants associated with the sale of stock in October 2005 also expired on April 20, 2012.  Cumulative warrants exercised relating to this issue were 269,620 for each of the periods ended June 30, 2013 and December 31, 2012.  No warrants were exercised during the six months ended June 30, 2013 and 2012.

Preferred Shares:

The Company has authorized 10,000,000 preferred shares, no par value.  Through June 30, 2013, the Company had not issued any preferred shares.

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

A summary of the option activity under the Company’s Stock Option Plans as of June 30, 2013, and changes during the period then ended, is presented below:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2013	3,622,000	$1.81
Issued	520,000	$1.05
Outstanding at March 31, 2013	4,142,000	$1.71
Expired	(200,000)	$0.99
Outstanding and exercisable at June 30, 2013	3,942,000	$1.75	3.04	—

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013(1)	2012(1)	2013	2012(1)
Weighted average risk-free interest rate	—	—	0.44%	—
Weighted average volatility	—	—	68.88%	—
Expected dividend yield	—	—	—	—
Weighted average expected life (in years)	—	—	3.0	—
Weighted average grant-date fair value	—	—	$0.48	—

(1)         No options were granted during the three months ended June 30, 2013 and 2012, or the six months ended June 30, 2012.

During the six months ended June 30, 2013 there were no stock options exercised.  During the three months ended June 30, 2012, there were 5,000 stock options exercised with a weighted average price of $1.29 and a total intrinsic value of $122.  During the six months ended June 30, 2012, there were 205,000 stock options exercised with a weighted average exercise price of $1.00 and a total intrinsic value of $210,122.

During the six months ended June 30, 2013, the Company did not have any nonvested options.  As of June 30, 2013, there was no unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans.

There were no compensation costs recognized for stock-based employee compensation awards for the three months ended June 30, 2013 and 2012.  Total compensation costs recognized for stock-based employee compensation awards was $249,600 and $50,870 for the six months ended June 30, 2013 and 2012, respectively.  These costs were included in general and administrative expenses and technical services on the Condensed Consolidated Statements of Operations.  Cash received from options exercised under all share-based payment arrangements during the six months ended June 30, 2013 and 2012 was $-0- and $198,000, respectively.

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

Overview Second Quarter 2013

•                  The Biological Consultation with U.S. Fish and Wildlife Service (“USFWS”) continued with work being advanced toward completion of the aquatics portion of the Biological Opinion (“BO”).  A draft aquatics BO was completed and is currently being reviewed by USFWS staff, with completion anticipated by the agencies in the third quarter.  The terrestrial portion of the biological opinion remains in draft form, and the U.S. Forest Service (“USFS”) and USFWS are working through the details of the document.

•                  The 404 Permit to be issued by the U.S. Army Corps of Engineers (“USACE”) advanced with a detailed mitigation plan sent to the U.S. Environmental Protection Agency “EPA”, USFS, and Montana Dept. of Environmental Quality (“MDEQ”) for review and comments.  Comments are due during the third quarter of 2013.

•                  The Final Environmental Impact Statement (“EIS”) is advancing with numerous sections already complete in draft form.  The agency contractor responsible for writing the Final EIS, has provided the agencies with a draft and comments are being incorporated into the final version.

•                  At the Estrella project in Peru, the Company completed metallurgical analysis on main phase mineralized rock and advanced work to extend exploration permits.  Exploration activities on the property have been reduced as part of the Company’s overall cost reduction initiative.

Current Activities

Montanore Project:

Montanore Permitting.  Approval by regulatory agencies will be required before the Montanore Project can proceed with further exploration and project development.  The agencies that are involved with the major permits include the USFS, MDEQ, and USACE.  The permitting process requires completion of the Final EIS before a Record of Decision can be issued by the USFS and MDEQ.  The Final EIS describes various elements of the project, provides analysis of impacts, includes public input, and discloses aspects of the proposed project that were considered by the agencies.  Significant progress has been made on the Final EIS.  The agencies continue to edit and re-write various resource sections in the Final EIS which are based on the Draft EIS and Supplemental Draft EIS previously issued. This process is occurring concurrently with the review of other regulatory elements of the project.

Part of the review requires consultation between the USFS and the USFWS under the Endangered Species Act.  The process requires the USFS to prepare and submit biological assessments (“BA”) for terrestrial and aquatic wildlife to the USFWS, who in turn, through a consultation process, review the documents and develop a BO which includes mitigation requirements designed to offset the project’s impact to wildlife.

Upon acceptance of the aquatics BA in the first quarter, consultation by the USFWS began and has continued with completion expected in the second half of 2013.  In addition, the Company submitted comments on the draft mitigation plan for the terrestrial biological opinion, which is in draft form and currently under review by USFS and USFWS.

The other major permit required is the 404 permit issued by the USACE under the Clean Water Act.  This permit is required when waters of the U.S. are impacted by a proposed action, in this case by the project tailings impoundment.  In 2012, the USACE issued a preliminary jurisdictional determination which is a critical step towards a decision to issue a 404 permit.  During the quarter, the Company submitted a detailed wetlands mitigation plan.  The USACE sent the plan to the EPA, USFS, and MDEQ for review, and comments are due from the agencies during the third quarter of 2013.

The Company continues to work on related environmental regulatory processes.  In 2012, the Company initiated certain monitoring and data collection requirements that were included in the Supplemental Draft EIS which must be completed prior to initiating certain exploration and development activities.  In 2013, the Company continues to advance and/or expand these pre-activity monitoring requirements.  As part of this effort, during the second quarter, some pre-construction environmental monitoring was implemented with further implementation expected in the third quarter.

Montanore Operations.  During the second quarter of 2013, the Company continued to maintain the Libby adit site in a care and maintenance condition in preparation for evaluation activities and adit rehabilitation expected to recommence when the Record of Decision is received.  Such activities include the continued filtration of water discharged from the adit through the water treatment facility and maintenance of the water level inside the adit.  Technical support and assistance were provided by Company personnel for ongoing permitting and environmental efforts.   Gathering of environmental data and reporting to state and federal agencies as part of the permitting process is ongoing.

La Estrella Project:

Metallurgical Analyses.  Following the decision to continue the Project into a second year, the Company commenced an initial round of metallurgical analyses of Estrella mineralization.   A composite sample was designed based on assays from the 2012 drilling.  The Company selected eighty samples to contain low, moderate, and strong gold-silver mineralization and form a composite sample representative of Estrella mineralization. The results of the metallurgical assessment of main phase mineralized rock indicated that dacite-hosted mineralization is strongly pyritic and moderately refractory.

Permitting. The Company submitted a three month extension application of the 2010 Environmental Impact Assessment which was granted by the permitting agencies, and submitted a modification application for the general permit to the Environmental Office of the Peruvian Ministry of Energy and Mining, which is currently in process.  In addition, the Company was granted a new Water Use Permit by the regional Water Authority, which permit is valid for 18 months.

Community Relations.  The Company continues to support aspects of community activities in the vicinity of the project, and relations with the community remain very good.

The Company continues to advance exploration activities at La Estrella in accordance with its ongoing cash reduction strategies pending future funding opportunities.

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

Quarter Ended June 30, 2013

The Company reported a net loss of $1.8 million for the quarter ended June 30, 2013 compared to a net loss of $2.4 million for the quarter ended June 30, 2012.  The decrease in the net loss is attributable to the following items:  (1) a $0.2 million decrease in general and administrative expenses including a $0.1 million decrease in salaries with one less executive officer in 2013 compared to 2012, and a $0.1 million reduction in consulting fees compared to 2012, (2) a $0.3 million decrease in technical services associated with the exploration of the Estrella Project, (3) a $0.2 million reduction in technical services expenditures associated with the Montanore project resulting from expenditures in the second quarter of 2012 which did not occur during 2013, including a grizzly bear study completed in 2012 and expenditures related to work on the Biological Opinion, and (4) a $0.1 million increase in legal, accounting, and consulting fees primarily associated with a litigation matter.  See Part II, Item 1.

Six Months Ended June 30, 2013

The Company reported a net loss of $4.0 million for the six months ended June 30, 2013 compared to a net loss of $3.7 million for the six months ended June 30, 2012.  The $0.3 million increase in net loss includes the following items: (1) a $0.2 million reduction in technical services which consists of a combined $0.1 million decrease in Estrella Project exploration costs and expenditures associated with a grizzly bear study completed in 2012, and a $0.1 million decrease in consulting fees and other costs associated with permitting and maintenance of the Montanore project, (2) an increase of $0.1 million in legal, accounting, and consulting fees primarily associated with a litigation matter as described in Part II, Item 1,and (3) a decrease of $0.4 million in the net gain on fair market value of warrant derivatives which expired in April of 2012.

Liquidity

During the six months ended June 30, 2013, the net cash used for operating activities was approximately $3.3 million, which is $0.1 million less than the same period during the prior year.  This reduced our cash and cash equivalents and certificates of deposit from $11.8 at December 31, 2012 to approximately $8.5 million at June 30, 2013.  We have continued to limit activity levels, including capital expenditures, until the timing for the receipt of the Record of Decision for the Montanore Project becomes clearer.

We anticipate expenditures of approximately $3.1 million for the final two quarters of 2013, which we expect to consist of approximately $1.5 million each quarter for general and administrative expenses, permitting, engineering, and geologic studies for the permitting for the Montanore Project and $0.1 million on exploration support and resource modeling at La Estrella.  We expect to fund these expenditures from cash on hand.  We expect to require external financing before mid 2014 in order to continue our business. We expect that the timing and amount of additional external financing will be affected by the anticipated timing of the Record of Decision and planned drilling program for Montanore and by exploration results and additional exploration plans, if any, for the La Estrella project.  There can be no assurance that external financing will be available on acceptable terms or at all.

Off-Balance Sheet Arrangements

As of June 30, 2013, we had no existing off-balance sheet arrangements (as defined under SEC rules) that have, or are reasonably likely to have, a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

ITEM 4.                                                CONTROLS AND PROCEDURES

Our management, with the participation of the Company’s Chief Executive Officer and the Company’s Controller and Principal Financial Officer, has evaluated the Company’s disclosure controls and procedures as of June 30, 2013.  Based upon this evaluation, the Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures are designed and were effective as of June 30, 2013 to give reasonable assurances that the information required to be disclosed in the reports that the Company’s files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is also accumulated and communicated to the Company’s management, including its Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2013 that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

PART II— OTHER INFORMATION

ITEM 1.                                                LEGAL PROCEEDINGS

In September 2007, we filed a declaratory judgment action, Mines Management, Inc., Newhi, Inc. and Montanore Minerals Corp. v. Tracie Fus et al., Cause No. DV 07-248 in Montana Nineteenth Judicial District Court, Lincoln County.  In this action we sought a Court judgment that the unpatented mining claims of certain defendants allegedly located above portions of our adit and overlapping certain of our patented mining claims are invalid.  The defendants asserted trespass claims against us relating to our use of certain of our mining claims and the adit.  The parties participated in a mediation in 2009 which resulted in a settlement with all but one of the ten defendants.  Subsequently, however, two of the nine defendants that were part of the settlement claimed that a settlement had not been reached.  In mid-March 2013 the Court issued an order on pending motions (i) confirming the settlement with seven of the ten defendants, (ii) stating that one of the defendants is entitled to an injunction from trespassing on certain mining claims; and (iii) stating that the mining claims of another defendant are valid and superior.  The mining claim that the Court determined was valid overlaps portions of the adit, which could affect our ability to use the adit.  The claims with respect to which injunctive relief from trespass applies appear not to overlap the adit.

We have appealed to the Montana Supreme Court, Case No DA 13-0240, certain portions of the order.  We also filed on June 28, 2013 a condemnation action, Montanore Minerals Corp. v. Easements and Rights of Way under through and across those certain unpatented lode mining claims et al., Cause No. CV-00133-DLC, in the United States District Court for the District of Montana, Missoula Division.  In this action we seek to acquire necessary easements and rights of way for the Montanore Project including for use of the adit and the construction and use of other underground tunnels and related equipment that are contemplated by the draft environment impact statement for the Montanore Project and other draft permits.  The defendants include the defendant in the case referenced in the preceding paragraph whose claim was determined to be valid and overlaps the existing tunnel.  No response to the condemnation action has yet been filed.

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
101

The following financial information from Mines Management Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2013 and December 31, 2012, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2013 and June 30, 2012, and from Inception through June 30, 2013, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2013 and June 30, 2012, and from Inception through June 30, 2013 and (iv) the Notes to Condensed Consolidated Financial Statements. Pursuant to rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MINES MANAGEMENT, INC.

Date: August 14, 2013	By:	/s/ Glenn M. Dobbs
Glenn M. Dobbs
Chief Executive Officer

Date: August 14, 2013	By:	/s/ Nicole Altenburg
Nicole Altenburg
Controller and Principal Financial Officer