Form 10-Q/A
period 2013-06-30
MINES MANAGEMENT INC
filed 2013-10-01
CIK 66649

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

(Amendment No. 1)

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

Explanatory Note

Mines Management, Inc. (“we”, “our” or the “Company”) is filing this Amendment No. 1 to its Form 10-Q for the fiscal quarter ended June 30, 2013, which was originally filed with the Securities and Exchange Commission (“SEC”) on August 14 2013, to amend, restate and correct its disclosure in Part I, Item 4, Controls and Procedures, to discuss a weakness identified in its disclosure controls and procedures.  Except for the information specifically amended and restated in this Amendment No. 1, this Form 10-Q/A does not amend any other information set forth in the referenced Form 10-Q, and the Company has not updated disclosures contained in the Form 10-Q to reflect any events that occurred at a date subsequent to August 14, 2013.

PART I — FINANCIAL INFORMATION

ITEM 4.                                                CONTROLS AND PROCEDURES

Our management, with the participation of the Company’s Chief Executive Officer and the Company’s Controller and Principal Financial Officer, has evaluated the Company’s disclosure controls and procedures as of June 30, 2013.  Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the required time periods and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  The Chief Executive Officer and Principal Financial Officer identified a material weakness in the Company’s disclosure controls and procedures in that the Company inadvertently failed to include in the proxy statement for its 2013 annual stockholder meeting the shareholder advisory votes regarding “say-on-pay” and “say-on-frequency” required by Rule 14a-21(a) and (b) of the Exchange Act, and thus concluded that the Company’s disclosure controls and procedures were not effective for the quarter ended June 30, 2013 in ensuring that all requirements were met with respect to the Company’s proxy statement.  The Company will take corrective action by including these advisory votes in the proxy statement for its annual stockholder meeting and is implementing other processes to enhance its disclosure controls and procedures.  With these corrective actions, the Chief Executive Officer and Principal Financial Officer believe that the identified weakness has been remediated.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to its Report on Form 10-Q for the quarter ended June 30, 2013 to be signed on its behalf by the undersigned thereunto duly authorized.

MINES MANAGEMENT, INC.

Date: October 1, 2013	By:	/s/ Glenn M. Dobbs
Glenn M. Dobbs
Chief Executive Officer

Date: October 1, 2013	By:	/s/ Nicole Altenburg
Nicole Altenburg
Controller and Principal Financial Officer