Form 10-Q
period 2013-09-30
MINES MANAGEMENT INC
filed 2013-11-14
CIK 66649

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

At November 14, 2013, 28,999,752 common shares, par value $0.001 per share, were issued and outstanding.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

Information contained in or incorporated by reference into this Quarterly Report on Form 10-Q may contain forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995.  The use of any of the words “development”, “anticipate”, “continues”, “estimate”, “expect”, “may”, “project”, “should”, “believe”, or similar expressions are intended to identify such statements.  Forward-looking statements included in this report relate to, among other things, comments regarding further exploration and evaluation of the Montanore Project, including drilling activities, feasibility determinations, , engineering and environmental studies, environmental, reclamation and permitting requirements and the process and timing and the costs associated with the foregoing; the process and timing associated with the Montanore Project permitting process, including the issuance of biological opinions, a final environmental impact statement and a record of decision; financing needs, including the financing required by mid 2014 to continue our business and to fund the final phases of the Montanore Project advanced exploration and delineation drilling program and a bankable feasibility study; planned expenditures and cash requirements for 2013 and 2014; planned exploration and evaluation of the Estrella property in Peru; efforts to reduce costs, including reducing manpower; and the search for potential exploration and development opportunities in the mining industry.; We believe the expectations reflected in those forward-looking statements are reasonable.  However, we cannot assure that the expectations will prove to be correct.  Certain cautionary statements are also included elsewhere in this report, including, without limitation, in conjunction with the forward-looking statements.  All forward-looking statements speak only as of the date made.  All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements.  Except as required by law, we undertake no obligation to update any forward-looking statements.  Factors that could cause actual results to differ materially from our expectations include, among others, those factors referenced in the “Risk Factors” section of this report and our Annual Report on Form 10-K for the year ended December 31, 2012 and such things as:

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

•                  financial market conditions and the availability of financing, or its availability on terms acceptable to us to continue our business, complete the underground evaluation program,  to develop the Montanore Project and to conduct additional exploration at the Estrella project in Peru;

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

•                  the potential depressive effect on the market price of our common stock upon issuances of additional common stock;

•                  future dilution of shareholders by the exercise of options, and the depressive effect on the stock price of the existence of a significant number of outstanding options;

•                  obligations under a long-term contract to sell our silver production; and

•                  other factors, many of which are beyond our control.

MINES MANAGEMENT, INC.

FORM 10-Q

QUARTER ENDED September 30, 2013

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

i

Mines Management, Inc. and Subsidiaries

(An Exploration Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2013	December 31, 2012
Assets
CURRENT ASSETS:
Cash and cash equivalents	$5,438,013	$10,246,073
Interest receivable	4,310	7,815
Prepaid expenses and deposits	281,064	250,892
Certificates of deposit	1,559,361	1,559,361
Total current assets	7,282,748	12,064,141

PROPERTY AND EQUIPMENT:
Buildings and leasehold improvements	836,454	836,454
Equipment	6,450,089	6,450,089
Office equipment	344,939	344,939
	7,631,482	7,631,482
Less accumulated depreciation	6,093,078	5,392,684
	1,538,404	2,238,798
OTHER ASSETS:
Available-for-sale securities	17,715	19,633
Reclamation deposits	1,191,182	1,184,966
	1,208,897	1,204,599
	$10,030,049	$15,507,538
Liabilities and Stockholders’ Equity
CURRENT LIABILITIES:
Accounts payable	$438,122	$495,326
Payroll and payroll taxes payable	22,605	17,874
Total current liabilities	460,727	513,200

LONG-TERM LIABILITIES:
Asset retirement obligation	473,672	456,823
Total liabilities	934,399	970,023

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred shares — no par value, 10,000,000 shares authorized; -0- shares issued and outstanding	—	—
Common shares — $0.001 par value, 100,000,000 shares authorized; 28,999,752 shares issued and outstanding	29,000	29,000
Additional paid-in capital	87,132,799	86,805,769
Accumulated deficit	(1,117,306)	(1,117,306)
Deficit accumulated during the exploration stage	(76,955,393)	(71,188,416)
Accumulated other comprehensive income	6,550	8,468
Total stockholders’ equity	9,095,650	14,537,515
	$10,030,049	$15,507,538

See accompanying notes to condensed consolidated financial statements.

Mines Management, Inc. and Subsidiaries
(An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,		From Inception of Exploration Stage August 12, 2002 Through September 30,
	2013	2012	2013	2012	2013
REVENUE:
Royalties	$9,049	$6,527	$24,294	$27,108	$175,598
OPERATING EXPENSES:
General and administrative	561,647	839,656	2,295,501	2,577,430	35,236,758
Technical services and exploration	616,415	1,384,087	2,037,329	3,005,134	32,841,814
Depreciation	232,746	242,469	700,394	733,857	6,125,131
Legal, accounting, and consulting	259,540	130,507	565,425	352,908	5,229,964
Fees, filing, and licenses	128,552	122,390	211,794	176,306	2,957,123
Impairment of mineral properties	—	—	—	—	504,492
Total operating expenses	1,798,900	2,719,109	5,810,443	6,845,635	82,895,282
LOSS FROM OPERATIONS	(1,789,851)	(2,712,582)	(5,786,149)	(6,818,527)	(82,719,684)
OTHER INCOME:
Gain from warrant derivatives	—	—	—	357,977	476,381
Gain on sale of available-for-sale securities	—	—	—	—	2,005,904
Interest income, net	5,495	13,127	19,172	47,741	3,282,006
	5,495	13,127	19,172	405,718	5,764,291
NET LOSS	$(1,784,356)	$(2,699,455)	$(5,766,977)	$(6,412,809)	$(76,955,393)
NET LOSS PER SHARE (basic and diluted)	$(0.06)	$(0.09)	$(0.20)	$(0.22)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (basic and diluted)	28,999,752	28,995,839	28,999,752	28,928,315

See accompanying notes to condensed consolidated financial statements.

Mines Management, Inc. and Subsidiaries

(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,		From Inception of Exploration Stage August 12, 2002 Through
	2013	2012	2013	2012	September 30, 2013
Net Loss	$(1,784,356)	$(2,699,455)	$(5,766,977)	$(6,412,809)	$(76,955,393)
Unrealized holding gains (losses) arising during the period	(3,703)	8,081	(1,918)	9,986	2,012,454
Less reclassification adjustment for realized gains included in net income, net of income tax of $0	—	—	—	—	(2,005,904)
COMPREHENSIVE LOSS	$(1,788,059)	$(2,691,374)	$(5,768,895)	$(6,402,823)	$(76,948,843)

See accompanying notes to condensed consolidated financial statements.

 Mines Management, Inc. and Subsidiaries

(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,		From Inception of Exploration Stage August 12, 2002 Through September 30,
	2013	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,766,977)	$(6,412,809)	$(76,955,393)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	327,030	306,230	11,232,929
Stock received for services	—	—	(11,165)
Depreciation	700,394	733,857	6,125,131
Initial measurement of asset retirement obligation	—	—	344,187
Accretion of asset retirement obligation	16,849	16,110	129,485
Gain on sale of available-for-sale securities	—	—	(2,005,904)
Gain from warrant derivatives	—	(357,977)	(476,381)
Impairment of mineral properties	—	—	504,492
Changes in assets and liabilities:
Interest receivable	3,505	8,625	(4,310)
Prepaid expenses and deposits	(30,172)	(68,188)	(341,475)
Accounts payable	(57,204)	127,721	437,958
Payroll and payroll taxes payable	4,731	22,426	19,425
Net cash used in operating activities	(4,801,844)	(5,624,005)	(61,001,021)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(32,853)	(7,697,121)
Proceeds from disposition of property and equipment	—	—	35,423
Proceeds (purchase) of certificates of deposit	(6,216)	51,880	(2,689,631)
Net proceeds from sale of available-for-sale securities	—	—	2,005,904
Increase in mineral properties	—	—	(144,312)
Net cash provided by (used in) investing activities	(6,216)	19,027	(8,489,737)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of common stock	—	275,400	74,881,436
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,808,060)	(5,329,578)	5,390,678
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	10,246,073	17,121,800	47,335
CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,438,013	$11,792,222	$5,438,013
SUPPLEMENTAL INFORMATION:
Interest paid	$—	$—	$65,768
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Unrealized gains on available-for-sale securities	$1,918	$9,986	$6,550

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

The preparation of financial statements in accordance with U.S. GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company’s condensed consolidated financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions, which could have a material effect on the reported amounts of the Company’s consolidated financial position and results of operations. Operating results for the three and nine month periods ended September 30, 2013 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2013.

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

(e)                                  Net loss per share

Basic earnings or loss per share is computed on the basis of the weighted average number of shares outstanding during the period.  Diluted earnings or loss per share is calculated on the basis of the weighted average number of shares outstanding during the period plus the effect of potential dilutive shares during the period.  Potential dilutive shares include outstanding stock options and warrants.  For periods in which a net loss is reported, potential dilutive shares are excluded because they are antidilutive.  Therefore, basic loss per share is the same as diluted loss per share for the periods ended September 30, 2013 and 2012.

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

(g)                                  Subsequent events

The Company evaluated events and transactions subsequent to the balance sheet date of September 30, 2013 for potential recognition or disclosure in the condensed consolidated financial statements.

NOTE 2 — CERTIFICATES OF DEPOSIT:

The Company owns two certificates of deposit for a total of $1,559,361.  These investments mature in February 2014 and bear interest at the rate of 0.35%.

The Company also has a certificate of deposit pledged as security for a Letter of Credit to the Montana Department of Environmental Quality as a reclamation guarantee for the Montanore expansion evaluation program.  This certificate matures on January 3, 2014, bears interest at the rate of 0.45% and renews automatically each year.  This certificate of deposit ($1,130,271 and $1,124,055 as of September 30, 2013 and December 31, 2012, respectively) is included with reclamation deposits on the Condensed Consolidated Balance Sheets.

NOTE 3 — AVAILABLE-FOR-SALE SECURITIES:

Available-for-sale securities are comprised of common stocks which have been valued using quoted market prices in active markets.  The following table summarizes the Company’s available-for-sale securities:

	September 30, 2013	December 31, 2012
Cost	$11,165	$11,165
Unrealized Gains	6,550	8,468
Fair Market Value	$17,715	$19,633

NOTE 4 — FAIR VALUE MEASUREMENTS:

The following table summarizes the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2013, and the fair value calculation input hierarchy level determined to apply to each asset and liability category. Quoted market prices were used to determine the fair value of available-for-sale securities. See note 5 for further discussion on the fair value measurement technique used to value the warrant derivatives. The Company has no financial assets or liabilities that are measured at fair value on a nonrecurring basis.

	September 30, 2013	December 31, 2012	Input Hierarchy Level
Assets:
Available-for-sale securities	$17,715	$19,633	Level 1
Liabilities:
Asset retirement obligation	$473,672	$456,823	Level 3

The following table presents the fair value reconciliation of Level 3 liabilities measured at fair value during the nine months ended September 30, 2013 and 2012:

	Asset Retirement Obligation
	2013	2012
Balance January 1	$456,823	$435,171
Accretion expense	5,488	5,286
Balance March 31	462,311	440,457
Accretion expense	5,615	5,350
Balance June 30	467,926	445,807
Accretion expense	5,746	5,474
Balance September 30	$473,672	$451,281

NOTE 5 — WARRANT DERIVATIVES:

The Company had common share purchase warrants with exercise price reset features which qualified for treatment as a derivative liability.  These warrants expired on April 20, 2012.  The warrants did not qualify for hedge accounting and, as such, all changes in the fair value of the warrants were recognized in earnings until they expired.  The Company reported no gains or losses from the change in fair value of these warrants in the Condensed Consolidated Statements of Operations for the three months ended September 30, 2013 and 2012.  Gains of $-0- and $357,977 were recorded for the nine months ended September 30, 2013 and 2012, respectively.

NOTE 6 — CONCENTRATION OF CREDIT RISK:

The Company maintains most of its cash and cash equivalents in one financial institution.  Balances are insured by the Federal Deposit Insurance Corporation up to $250,000.  The Company’s total uninsured bank deposit balance totaled approximately $7,950,000 as of September 30, 2013.  To date, the Company has not experienced a material loss or lack of access to its invested cash or cash equivalents; however, no assurance can be provided that access to the Company’s invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

NOTE 7 — STOCKHOLDERS’ EQUITY:

Common Shares:

For a description of the public offerings that occurred in 2011 and 2007 and the sales of common stock during 2007 and 2005, refer to the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.  The warrants associated with the public offering completed in April 2007 expired on April 20, 2012.  No warrants related to this offering were exercised before they expired.  The warrants associated with the sale of stock in October 2005 also expired on April 20, 2012.  Cumulative warrants exercised relating to this issue were 269,620 for each of the periods ended September 30, 2013 and December 31, 2012.  No warrants were exercised during the nine months ended September 30, 2013 and 2012.

Preferred Shares:

The Company has authorized 10,000,000 preferred shares, no par value.  Through September 30, 2013, the Company had not issued any preferred shares.

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

A summary of the option activity under the Company’s Stock Option Plans as of September 30, 2013, and changes during the period then ended, is presented below:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2013	3,622,000	$1.81
Issued	520,000	$1.05
Outstanding at March 31, 2013	4,142,000	$1.71
Expired	(200,000)	$0.99
Outstanding at June 30, 2013	3,942,000	$1.75
Issued	910,000	$0.57
Expired	(110,000)	$1.36
Outstanding at September 30, 2013	4,742,000	$1.53	3.08	—
Exercisable at September 30, 2013	3,832,000	$1.76	2.62	—

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Weighted average risk-free interest rate	0.59%	0.30%	0.54%	0.30%
Weighted average volatility	71.52%	72.33%	70.56%	72.33%
Expected dividend yield	—	—	—	—
Weighted average expected life (in years)	3.0	3.0	3.0	3.0
Weighted average grant-date fair value	$0.27	$0.56	$0.38	$0.56

During the nine months ended September 30, 2013 there were no stock options exercised.  During the three months ended September 30, 2012, there were 60,000 stock options exercised with a weighted average price of $1.29 and a total intrinsic value of $2,400.  During the nine months ended September 30, 2012, there were 265,000 stock options exercised with a weighted average exercise price of $1.06 and a total intrinsic value of $212,522.

A summary of the status of the Company’s nonvested options as of September 30, 2013, and changes during the period then ended, is presented below:

	Number of Options	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, March 31, and June 30, 2013	—	—
Granted	910,000	$0.27
Nonvested at September 30, 2013	910,000	$0.27

As of September 30, 2013, there was $168,270 of unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans.  The cost is expected to be recognized over a weighted-average period of less than one year.

Total compensation costs recognized for stock-based employee compensation awards was $77,430 and $255,360 for the three months ended September 30, 2013 and 2012.  Total compensation costs recognized for stock-based employee compensation awards was $327,030 and $306,230 for the nine months ended September 30, 2013 and 2012, respectively.  These costs were included in general and administrative expenses and technical services on the Condensed Consolidated Statements of Operations.  Cash received from options exercised under all share-based payment arrangements during the nine months ended September 30, 2013 and 2012 was $-0- and $275,400, respectively.

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

Overview Third Quarter 2013

•                  The Biological Consultation between the U.S. Fish and Wildlife Service (“USFWS”) and the U.S. Forest Service (“USFS”) continued during the third quarter and resulted in the completion of an internal working draft of the Biological Opinion (“BO”) for aquatics and terrestrial species.

•                  The 404 Permit to be issued by the U.S. Army Corps of Engineers (“USACE”) advanced with a detailed mitigation plan sent to the U.S. Environmental Protection Agency “EPA”, USFS, and Montana Dept. of Environmental Quality (“MDEQ”) for review.  Comments on the mitigation plan were received during the third quarter and supplemental information and design details are being prepared to address the comments.

•                  The Final Environmental Impact Statement (“EIS”) is advancing with numerous sections already complete in draft form.  The agency contractor responsible for writing the Final EIS, has provided the agencies with a draft and comments are being incorporated into the final version.

Current Activities

Montanore Project:

Montanore Permitting.  Approval by regulatory agencies will be required before the Montanore Project can proceed with further exploration and project development.  The agencies that are involved with the major permits include the USFS, MDEQ, and USACE.  The permitting process requires completion of the Final EIS before a Record of Decision can be issued by the USFS and MDEQ.  The Final EIS describes various elements of the project, provides analysis of impacts, includes public input, and discloses aspects of the proposed project that were considered by the agencies.  Progress continues on the Final EIS by the agencies.  The EIS contractor has provided a completeness update on the various sections and chapters of the Final EIS.  Their assessment shows the document is nearing completion including agency review and edits as required.

Part of the review requires consultation between the USFS and the USFWS under the Endangered Species Act.  The process required the USFS to prepare and submit biological assessments (“BA”) for terrestrial and aquatic wildlife to the USFWS, who in turn, through a consultation process, review the documents and develop a BO which includes mitigation requirements designed to offset the project’s impact to wildlife.  The USFWS has completed internal working drafts of the Biological Opinions.  The next step in the process is for the Solicitor’s Office and the USFS to review the draft Biological Opinion.  Once this is completed, the USFWS will issue a final Biological Opinion.

Another required permit is the 404 permit issued by the USACE under the Clean Water Act.  This permit is required when waters of the U.S. are impacted by a proposed action, in this case by the project tailings impoundment.  In 2012, the USACE issued a preliminary jurisdictional determination which is a critical step towards a decision to issue a 404 permit.  The Company submitted a detailed wetlands mitigation plan in the second quarter 2013.  The USACE sent the plan to the EPA, USFS, and MDEQ for review and issued comments on the plan during the third quarter of 2013.  Supplemental information and design details are being prepared to address these comments.  The 404 permitting process is operating concurrently with the Final EIS process, but is not dependent on it.

MDEQ is working on the final language for the Non-Degradation review required for new projects.  This process will be completed concurrently with the Final EIS.

The Company continues to work on related environmental regulatory processes.  In 2012, the Company initiated certain monitoring and data collection requirements that were included in the Supplemental Draft EIS and must be completed prior to initiating certain exploration and development activities.  The Company continued to collect environmental baseline data during the second and third quarters 2013 as part of the pre-mining activity monitoring requirements.

Montanore Operations.  During the third quarter of 2013, the Company continued to maintain the Libby adit site on a care and maintenance basis in preparation for evaluation activities and adit rehabilitation expected to resume when the Record of Decision is received.  Activities include filtration of water discharged from the adit through the water treatment facility and maintenance of the water level inside the adit.  Technical support and assistance were provided by Company personnel for ongoing permitting and environmental efforts. Gathering of environmental data and reporting to state and federal agencies as part of the permitting process is ongoing.

La Estrella Project:

Permitting. The Company completed replies and explanations in response to two sets of comments and questions from the Environmental Office of the Peruvian Ministry of Energy and Mines.  A Favorable Technical Opinion is currently pending, and is expected to be provided to the Company be during the fourth quarter 2013.  This Favorable Technical Opinion in conjunction with the Water Use Permit obtained by the Company in the second quarter would be the basis for continued exploration efforts to advance the Estrella Gold Project.

Community Relations.  During the third quarter, representatives of the Company visited communities involved in the Estrella Gold Project and completed certain funding obligations under the Formal Community Agreements.  The Company continues to support community activities and relations with the community remain welcoming.

Exploration.  No geological or analytical work was performed on the Estrella concessions during the third quarter.  The Company continued to review other properties in the vicinity of the Estrella project during the third quarter.

Financial and Operating Results

The Company continues to expense all of its expenditures when incurred, with the exception of equipment and buildings which are capitalized.  The Company has no revenues from mining operations.  Financial results of operations include primarily general and administrative expenses, permitting, project advancement and engineering expenses.

Quarter Ended September 30, 2013

The Company reported a net loss of $1.8 million for the quarter ended September 30, 2013 compared to a net loss of $2.7 million for the quarter ended September 30, 2012.  The decrease in the net loss is primarily attributable to the following items:  (1) a $0.3 million decrease in general and administrative expenses including a $0.1 million decrease in compensation costs due to fewer employees in 2013 than 2012, and a $0.2 million reduction in stock-based compensation during the third quarter 2013, (2) a $0.8 million decrease in technical services which consists of a $0.7 million reduction of costs associated with the exploration of the Estrella Project, and a $0.1 million reduction in technical expenditures associated with the Montanore project resulting from repairs and rental expenditures during 2012 which did not occur during 2013, and (3) a $0.1 million increase in legal, accounting, and consulting fees primarily associated with a litigation matter.  See Part II, Item 1.

Nine Months Ended September 30, 2013

The Company reported a net loss of $5.8 million for the nine months ended September 30, 2013 compared to a net loss of $6.4 million for the nine months ended September 30, 2012.  The $0.6 million decrease in net loss includes the following items:  (1) a $0.3 million decrease in general and administrative expenses including $0.1 million decrease in compensation costs as a result of having fewer employees than in 2012, and a $0.2 million reduction in promotional and consulting costs (2) a $0.9 million reduction in technical services which consists of a $0.8 million decrease in Estrella Project exploration costs, and a $0.1 million decrease in costs associated with permitting and maintenance of the Montanore project, (3) an increase of $0.2 million in legal, accounting, and consulting fees primarily associated with a litigation matter as described in Part II, Item 1,and (4) a decrease of $0.4 million in the net gain on fair market value of warrant derivatives which expired in April of 2012.

Liquidity

During the nine months ended September 30, 2013, the net cash used for operating activities was approximately $4.8 million, which is $0.8 million less than the same period during the prior year.  This reduced our cash and cash equivalents and certificates of deposit from $11.8 million at December 31, 2012 to approximately $7.0 million at September 30, 2013.  We have continued to limit activity levels, including capital expenditures, until the timing for the receipt of the Record of Decision for the Montanore Project becomes clearer.

We anticipate expenditures of approximately $1.5 million for the final three months of 2013, which we expect to consist of general and administrative expenses, permitting, engineering, and geologic studies for the permitting of the Montanore Project.  We expect to fund these expenditures from cash on hand.  Anticipated expenditures for 2014 are not expected to vary significantly from 2013 unless the Company decides to continue exploration at the La Estrella Project in 2014.  We expect to require external financing before mid 2014 in order to continue our business. We expect that the timing and amount of additional external financing will be affected by the anticipated timing of the Record of Decision, the planned drilling program for Montanore and by exploration results and additional exploration plans, if any, for the La Estrella project.  There can be no assurance that external financing will be available on acceptable terms or at all.

Off-Balance Sheet Arrangements

As of September 30, 2013, we had no existing off-balance sheet arrangements (as defined under SEC rules) that have, or are reasonably likely to have, a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

ITEM 4.                                                CONTROLS AND PROCEDURES

Our management, with the participation of the Company’s Chief Executive Officer and the Company’s Controller and Principal Financial Officer, has evaluated the Company’s disclosure controls and procedures as of September 30, 2013.  Based upon this evaluation, the Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures are designed and were effective as of September 30, 2013 to give reasonable assurances that the information required to be disclosed in the reports that the Company’s files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is also accumulated and communicated to the Company’s management, including its Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2013 that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

PART II— OTHER INFORMATION

ITEM 1.                                                LEGAL PROCEEDINGS

In September 2007, the Company filed a declaratory judgment action, Mines Management, Inc., Newhi, Inc. and Montanore Minerals Corp. v. Tracie Fus et al., Cause No. DV 07-248 in Montana Nineteenth Judicial District Court, Lincoln County.  In this action we sought a Court judgment that the unpatented mining claims of certain defendants allegedly located above portions of our adit and overlapping certain of our patented mining claims are invalid.  The defendants asserted trespass claims against us relating to our use of certain of our mining claims and the adit.  The parties participated in a mediation in 2009 which resulted in a settlement with all but one of the ten defendants.  Subsequently, however, two of the nine defendants that were part of the settlement claimed that a settlement had not been reached.  In mid-March 2013 the Court issued an order on pending motions (i) confirming the settlement with seven of the ten defendants, (ii) stating that one of the defendants is entitled to an injunction from trespassing on certain mining claims; and (iii) stating that the mining claims of another defendant are valid and superior.  The mining claim that the Court determined was valid overlaps portions of the adit, which could affect our ability to use the adit.  The claims with respect to which injunctive relief from trespass applies appear not to overlap the adit.

We have appealed to the Montana Supreme Court, Case No DA 13-0240, certain portions of the order.  The appeal remains pending.  We also filed on June 28, 2013 a condemnation action, Montanore Minerals Corp. v. Easements and Rights of Way under through and across those certain unpatented lode mining claims et al., Cause No. CV-00133-DLC, in the United States District Court for the District of Montana, Missoula Division.  In this action we seek to acquire necessary easements and rights of way for the Montanore Project including for use of the adit and the construction and use of other underground tunnels and related equipment that are contemplated by the draft environment impact statement for the Montanore Project and other draft permits.  The defendants include the defendant in the case referenced in the preceding paragraph whose claim was determined to be valid and overlaps the existing tunnel.  A response to the condemnation action has been filed; which remains pending.

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
101

The following financial information from Mines Management Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2013 and December 31, 2012, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and September 30, 2012, and from Inception of Exploration Stage through September 30, 2013, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and September 30, 2012, and from Inception of Exploration Stage through September 30, 2013 and (iv) the Notes to Condensed Consolidated Financial Statements. Pursuant to rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MINES MANAGEMENT, INC.

Date: November 14, 2013	By:	/s/ Glenn M. Dobbs
Glenn M. Dobbs
Chief Executive Officer

Date: November 14, 2013	By:	/s/ Nicole Altenburg
Nicole Altenburg
Controller and Principal Financial Officer