Form 10-K
period 2013-12-31
MINES MANAGEMENT INC
filed 2014-03-31
CIK 66649

Use these links to rapidly review the document

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2013, was approximately $14.2 million based on the closing price of the Common Stock on the NYSE MKT LLC of $0.53 per share. The number of shares of our common stock outstanding as of March 28, 2014 was 29,161,448.

DOCUMENTS INCORPORATED BY REFERENCE

         Certain information required for Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference to the Registrant's Definitive Proxy Statement for the 2014 Annual Meeting of Stockholders to be filed no later than April 30, 2014.

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

  •
  sources of financing;

  •
  estimates of costs to complete the rehabilitation of the Libby adit and commence delineation drilling;

  •
  planned expenditures and cash requirements for 2014;

  •
  efforts to reduce costs, including reducing manpower;

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

  •
  potential increases in cost estimates for rehabilitating the libby adit, delineation drilling, completion of a feasibility study, mine development costs and other estimates, most of which were estimated several years ago;

  •
  the speculative nature of exploration for mineral resources, including variations in ore grade and other characteristics affecting mining and mineral recoveries which involves substantial expenditures and is frequently non-productive;

  •
  changes in interpretation of geological information;

  •
  the need for additional financing to continue our business, complete the underground evaluation program and to develop the Montanore Project;

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

  •
  the volatility of the market price of our common stock;

  •
  obligations under a long-term contract to sell our silver production;

  •
  the factors discussed under "Risk Factors" in this Annual Report on Form 10-K for the period ending December 31, 2013.

        For a more detailed discussion of such risks and other important factors that could cause actual results to differ materially from those in such forward-looking statements, please see the section entitled "Item 1A. Risk Factors" contained in this Annual Report on Form 10-K for the period ending December 31, 2013. Although we have attempted to identify important factors that could cause actual results to differ materially from those described in forward-looking statements, there may be other factors that cause results not to be as anticipated, estimated or intended. There can be no assurance that these statements will prove to be accurate, as actual results and future events could differ materially from those anticipated in the statements. Except as required by law (e.g. information contained in our subsequent reports filed with the SEC on Forms 10-K, 10-Q and 8-K and any amendments thereto), we assume no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

        Since 2003, we have spent approximately $67.4 million on evaluation and updating of data, including that originating from previous owners, permitting activities, acquisition of equipment, construction of site infrastructure, and development and construction of a dewatering system. As currently planned, the advanced exploration and delineation drilling program includes the following:

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

        Before we are able to advance the Montanore Project, we must obtain the requisite project approvals and permits from the U.S. Forest Service ("USFS"), the State of Montana Department of Environmental Quality ("MDEQ"), the U.S. Fish and Wildlife Service ("USFWS"), and the Army Corps of Engineers. A draft environmental impact statement was issued by the USFS and the

MDEQ in the first quarter of 2009. After the comment period expired, it was determined by the agencies that a supplemental draft environmental impact statement was necessary and this was completed in September 2011. The public comment period for the supplemental draft environmental impact statement closed in December 2011. Government agencies have addressed final comments and the formal biological consultation with the USFWS commenced in March 2013. Subsequently, biological assessments were completed and final draft biological opinions were reviewed by the USFWS in the first quarter of 2014. We expect the final biological opinion to be issued during the second quarter of 2014, to be followed by completion of the final environmental impact study and Record of Decision ("ROD") process. We expect the ROD process to progress throughout 2014 and the issuance of the final ROD in late 2014 or early 2015. The underground evaluation and drilling program is scheduled to recommence following issuance of the ROD.

        On April 5, 2012, we entered into an Exploration Earn-In Agreement with Estrella Gold Corporation pursuant to which we could acquire 75% of the La Estrella silver and gold exploration property in Peru, approximately 230 kilometers southeast of Lima. La Estrella was an advanced exploration stage project which contains an epithermal, volcanic-hosted gold-silver system with associated base-metal mineralization. The terms of the agreement allowed the Company through its subsidiary, Minera Montanore Peru, SAC, to earn 75% of the La Estrella property by expending $5.0 million on exploration activities and making annual cash payments to Estrella of $0.1 million on the first anniversary of execution of the agreement and $0.2 million on each of the following anniversaries of such execution until the earn-in was completed. The Company terminated the Earn-In Agreement with Estrella Gold Corporation without penalty during January of 2014.

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

Employees

        As of March 31, 2014, the Company had six employees located in Spokane, Washington and five employees in Libby, Montana. The Company plans to add additional engineering, geological, and operating staff at Libby as the development of the Montanore Project progresses. Outside consultants and contractors are engaged from time to time to perform tasks involved in re-permitting the Montanore Project and advancing the adit rehabilitation and drifting. The Company expects to continue to rely on consultants from time to time to provide these services.

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

We will require additional financing which we may be unable to obtain, to continue our business after 2014 and to complete our exploratory drilling program at the Montanore Project.

        We are an exploration stage mining company and currently do not have sufficient capital to fully fund the activities needed to establish the economic feasibility of the Montanore Project. We have approximately $5.7 million of cash, cash equivalents and certificates of deposit on hand as of December 31, 2013. We anticipate that our expenses in 2014 will be approximately $2.0 million for regulatory permitting activities and $3.7 million of general and administrative expenses, assuming that permitting is not completed until the end of 2014. We estimate that, following the completion of permitting, the costs of completing the exploratory drilling program will be approximately $20.0 to $25.0 million, plus general and administrative expenses during the period in which the drilling program is being conducted. Uncertainties surrounding the exploratory drilling program and, in particular, the permitting process could require the project to take longer and cause costs to increase. Our cash on hand will not be sufficient to continue our business past 2014 or to commence the exploratory drilling program and the bankable feasibility study, and additional financing will be required. We cannot guarantee that we will be able to obtain additional financing on commercially reasonable terms or at all, nor can we guarantee that we would be able to fund the activities required to continue our business or complete a bankable feasibility study. Additional equity funding could be dilutive to existing stockholders. If we fail to obtain the necessary financing when needed, we may not be able to continue our business or execute our planned activities and we may be forced to abandon exploration and development of, or to sell our interest in, the Montanore Project, which would have a material adverse effect on our growth strategy, results of operations and financial condition.

Even if our exploration efforts at Montanore are successful, we may not be able to raise the funds necessary to develop the Montanore Project.

        If our exploration efforts at Montanore are successful, a Preliminary Economic Assessment completed in November 2010 indicated the project would cost approximately $550.0 million in external financing to develop and construct the Montanore Project. If and when an updated estimate is completed, this amount could increase significantly. Sources of external financing could include bank borrowings and debt and equity offerings. Even if a bankable feasibility study is completed, commodity prices, the then-current state of financial markets or other factors may make financing for the development of the Montanore Project unavailable. Financing has become significantly more difficult to obtain in the current market environment. There can be no assurance that we will commence production at Montanore or generate sufficient revenues to meet our obligations as they become due or obtain necessary financing on acceptable terms, if at all, and we may not be able to secure the financing necessary to begin or sustain production at the Montanore Project. If we cannot adequately finance our exploration of the Montanore property and its subsequent development, we will not be able to generate any revenues. In addition, should we incur significant losses in future periods, we may be unable to continue as a going concern, and realization of assets and settlement of liabilities in other than the normal course of business may be at amounts significantly different than those included in our periodic reports.

We may not be able to obtain permits required for development of the Montanore Project.

        In the ordinary course of business, mining companies are required to seek governmental permits for expansion of existing operations or for the commencement of new operations. We are required to obtain numerous permits for the Montanore Project. Obtaining the necessary governmental permits has been, and continues to be, a complex and time-consuming process involving numerous jurisdictions and often involving public hearings and costly undertakings. We have been engaged in renewing or pursuing permits since early 2005, and, under the most favorable timing, could have permits in place by the end of 2014. However, the process is controlled by the governmental agencies, and throughout the permitting process these agencies have repeatedly missed anticipated deadlines. Obtaining required permits for the Montanore Project may be more difficult due to its location within the Cabinet Wilderness Area, and its proximity to core habitat of certain protected species, including the grizzly bear and bull trout. In addition, a third party is seeking to permit another mining operation near the Montanore Project and the impact of that operation on the environment and on wildlife in the area was taken into consideration in our permitting determinations and has lengthened our permitting process and made those determinations more difficult. Private political groups purportedly dedicated to protection of the environment have been active in opposing permitting of projects in and near the Cabinet Wilderness Area.

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

        The duration and success of our efforts to re-permit are contingent upon many variables not within our control. There can be no assurance that we will obtain all necessary permits and, if obtained, that the permitting costs involved will not exceed available funds. Permitting costs through 2013 have totaled approximately $40.0 million, and it is possible that the costs and delays associated with the compliance with such standards and regulations could become such that we would be unable to raise sufficient funds to proceed with the further exploration, development or operation of a mine at the Montanore Project.

We have a history of losses and we expect losses to continue.

        As an exploration stage company that has no production history, we have incurred losses since our inception and we expect to continue to incur additional losses for the foreseeable future. For the fiscal years ended December 31, 2013 and 2012, we incurred losses of $7.4 million and $8.2 million, respectively. As of December 31, 2013, we had a deficit accumulated during the exploration stage of $78.6 million. There can be no assurance that we will achieve or sustain profitability in the future.

We have no recent history of production.

        We have no recent history of producing silver or other metals and the process of achieving production has many uncertainties. The development of the Montanore Project may require that we establish reserves. A Preliminary Economic Assessment completed in November 2010 indicated the project would require approximately $550.0 million of external financing to develop and construct the Montanore Project. If and when an updated estimate is completed, this amount could increase significantly. During this process, we would be subject to all of the risks associated with establishing a new mining operation and business enterprise. We may never successfully establish mining operations, and any operations may never achieve profitability.

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

        The aggregate effect of these factors on metals prices is impossible for us to predict. Future weakness in the global economy and decreases in metals prices could adversely affect our ability to finance the exploration and development of the Company's properties, which would have a material adverse effect on our financial condition and results of operations and cash flows. There can be no assurance that metals prices will not decline. During the five-year period ended December 31, 2013, the high and low settlement prices for silver and copper were approximately $48.70 on May 2, 2011 and $10.51 on January 15, 2009 per ounce of silver and $4.62 on February 14, 2011 and $1.38 on January 22, 2009 per pound of copper.

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

        Although the Montanore deposit is held by patented mining claims, a significant portion of our United States mineral and surface use rights consist of "unpatented" mining and millsite claims created and maintained in accordance with the U.S. General Mining Law of 1872, or the General Mining Law. Unpatented mining and millsite claims are unique U.S. property interests, and are generally considered to be subject to greater title risk than other real property interests because the validity of unpatented mining and millsite claims is often uncertain. This uncertainty arises, in part, out of the complex federal and state laws and regulations that supplement the General Mining Law. Also, unpatented mining and millsite claims and related rights, including rights to use the surface, are subject to possible challenges by third parties or contests by the federal government. The validity of an unpatented mining or millsite claim, in terms of both its location and its maintenance, is dependent on strict compliance with a complex body of federal and state statutory and decisional law. In addition, there are few public records that definitively control the issues of validity and ownership of unpatented mining and millsite claims. We have not filed a patent application for any of our unpatented mining and millsite claims that are located on federal public lands in the United States and, under current law and possible future legislation to change the General Mining Law, patents may not be available. The Company has obtained a title opinion on some of the patented mining claims covering the Montanore deposit, but not on all of its patented mining claims. The Company has not obtained title opinions on any of its unpatented mining or millsite claims.

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

        In recent years, the U.S. Congress has considered a number of proposed amendments to the General Mining Law, as well as legislation that would make comprehensive changes to the law. Although no such legislation has been adopted to date, there can be no assurance that such legislation will not be adopted in the future. If adopted, such legislation, if it included concepts that have been part of previous legislative proposals, could, among other things, (i) adopt the millsite limitation discussed above, (ii) impose time limits on the effectiveness of plans of operation that may not coincide with mine life, (iii) impose more stringent environmental compliance and reclamation requirements, (iv) establish a mechanism that would allow states, localities and Native American tribes to petition for the withdrawal of identified tracts of federal land from the operation of the General Mining Law, (v) allow for administrative determinations that mining would not be allowed in situations where undue degradation of the federal lands in question could not be prevented, and (vi) impose royalties on silver and copper production or tons of material moved from unpatented mining claims located on federal lands or impose fees on production from patented mining claims. If adopted, such legislation could have an adverse impact on earnings from our operations, could reduce estimates of any reserves we may establish and could curtail our future exploration and development activity on federal lands or patented claims.

        While we do not believe that title to any of our properties is defective, title to mining properties is subject to potential claims by third parties claiming an interest in them. For example, in September 2007, we filed a declaratory judgment action, Mines Management, Inc., Newhi, Inc. and Montanore Minerals Corp. v. Tracie Fus et al., Cause No. DV 07-248 in Montana Nineteenth Judicial District Court, Lincoln County. In this action we sought a Court judgment against certain of the defendants that the unpatented mining claims of such defendants allegedly located above portions of our adit and overlapping certain of our patented and unpatented mining claims, mill sites and tunnel sites are invalid. The defendants then asserted trespass claims against us relating to our use of certain of our mining claims, millsites and the adit. The parties participated in a mediation in 2009 which resulted in a settlement with seven of the ten defendants. In mid-March 2013 the Court issued an order (i) enforcing the settlement with seven of the ten defendants, (ii) enjoining us from trespassing on certain mining claims owned by one of the defendants, and (iii) finding that the mining claim of another defendant is valid and superior to certain of our claims. The claims with respect to which we were enjoined from trespass do not overlap the adit. The mining claim that the Court determined was valid and superior to certain of our claims overlaps portions of the adit and portions of certain of our patented claims and unpatented mill sites and tunnel sites. We do not believe that this order affects our ability to use the adit or to conduct exploration and development operations as currently planned once we have obtained the required permits. See further details regarding this action under "Item 3—Legal Proceedings".

We are obligated by a right of first refusal agreement relating to our future silver production that may affect the willingness of third parties to enter into silver purchase agreements with us.

        In November 2007, we entered into a Right of First Refusal agreement with a significant stockholder that granted to that stockholder a 20-year right of first proposal and a right to match third-party proposals to purchase a silver stream, i.e. all or any portion of silver mined, produced or recovered by us in the State of Montana. The right does not apply to trade sales and spot sales in the ordinary course of business or forward sales. The existence of this agreement may make other potential buyers less likely to negotiate with us to purchase silver we produce since they would be subject to this right of first refusal.

The market price of our common stock is subject to volatility and could decline significantly.

        Our common stock is listed on the NYSE MKT LLC ("NYSE MKT") and the Toronto Stock Exchange, or TSX. Securities of small-cap companies such as ours have experienced substantial volatility in the past, often based on factors unrelated to the financial performance or prospects of the companies involved. These factors include macroeconomic developments in North America and globally and market perceptions of the attractiveness of particular industries. This volatility has been exacerbated in recent years because of global economic and political disruptions and natural disasters. Our share price is also likely to be significantly affected by short-term changes in silver and copper prices or in our liquidity, financial condition or results of operations as reflected in our quarterly earnings reports. Over the last three years, the closing price of our common shares as reported on the NYSE MKT has fluctuated from a low of $0.50 per share to a high of $4.30 per share. Other factors unrelated to our performance that could have an effect on the price of our common stock include the following:

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

        As of December 31, 2013, we had 28,999,752 shares outstanding. As of that date, there were options outstanding to purchase up to 4,663,000 shares of common stock at a weighted average exercise price of $1.53 per share. As of March 28, 2014, there are 2,186,000 additional shares of common stock (741,000 in the 2007 Equity Incentive Plan, and 1,445,000 in the 2012 Equity Incentive Plan) available for issuance under our stock option plans. If we issue additional options or warrants, or if currently outstanding options to purchase our common stock are exercised, the investments of our shareholders would be further diluted. In addition, the potential for exercise of a significant number of options can have a depressive effect on the market price for our common stock.

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

        We may, in the future, engage in targeted acquisitions. Any acquisition that we make may change our business and operations, and may expose us to new geographic, political, operating, financial, governmental, environmental and geological risks. Our success in acquisition activities depends on our ability to identify suitable acquisition candidates, negotiate acceptable terms for any such acquisition and successfully integrate the acquired operations. Any acquisition would be accompanied by risks. We may expend considerable resources on pursuing an acquisition candidate, including on due diligence and negotiations, and we may ultimately not prove successful in completing the acquisition. Even if successful in completing the acquisition, the acquisition may present problems. For example, there may be significant decreases in commodity prices after we have committed to complete the transaction and have established the purchase price or exchange ratio; a material ore body may prove to be below expectations; we may have difficulty integrating and assimilating the operations and personnel of any acquired companies, realizing anticipated synergies and maximizing the financial and strategic position of the combined enterprise and maintaining uniform standards, policies and controls across the organization; the integration of the acquired business or assets may disrupt our ongoing business and our relationships with employees, customers, suppliers and contractors; and the acquired business or assets may have unknown liabilities which may be significant. If we choose to use equity securities as consideration for such an acquisition, our existing stockholders may suffer substantial dilution. Alternatively, we could in the future choose to finance any such acquisition with then existing resources which could materially affect our liquidity and the availability of funds to invest in the Montanore Project. There can be no assurance that we would be successful in overcoming these risks or any other problems encountered in connection with any acquisition.

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

Montanore Property

        The Montanore Project is located in Sanders and Lincoln Counties in northwestern Montana and consists of 10 patented mining claims and 825 unpatented mining claims owned by the Company. The unpatented mining claims are held subject to a $140 per claim annual maintenance fee paid to the federal government.

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

        The Company's property holdings for operational access and infrastructure support for the Montanore Project are located to the east of the deposit, south of the town of Libby, and are accessed from Libby by about 16 miles of secondary road up Libby Creek. The apex of the deposit can be reached from Noxon, the nearest town, by taking State Highway 200 about 2 miles to the east and then north about 5 miles on a secondary graveled road to the junction of the west and east forks of Rock Creek. From this point it is about a 4 mile hike up a Jeep trail behind a locked USFS gate to the deposit outcrop. The deposit outcrops near the border of, and other than the outcrop that occurs on the patented claims HR 133 and HR 134, lies entirely within the Cabinet Wilderness Area. Because any future mining of the deposit would take place underground and the Company has access to the deposit from outside the Cabinet Wilderness Area (our patented mining claims and certain other mineral rights predate the wilderness area designation), we do not believe that any future mining or associated surface activity would have a material impact on the wilderness area.

        On May 31, 2006, the Company acquired the State Hard Rock Operating Permit 150 that covers certain exploration activities and the Montana Pollution Discharge Elimination System ("MPDES") water discharge permit for the Montanore Project as well as title to properties providing access to the portal of the Libby adit. The 14,000 foot Libby adit was constructed in the early 1990s by previous operators. The adit stops approximately 3,000 feet short of the deposit. The Libby adit, when extended, will provide access to the Montanore deposit for a planned underground exploration and delineation drilling program. Prior to our activity in 2006, there were no plant, equipment, or subsurface improvements other than the Libby adit, which was plugged and in reclamation. During the third quarter of 2006, the Company reopened the adit and completed initial water testing to determine the treatment method for water discharged from the adit.

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

        The mineralized zone crops out at the surface and extends down dip at least 12,000 feet to the north-northwest. The mineralization is open ended in the down dip direction. Mineralization occurs in at least two sub-parallel horizons separated by a silver- and copper-deficient zone containing low-grade lead in the form of galena. The two horizons are identified as the B1 for the upper zone and the B for the lower and more extensive zone. Both zones dip to the northwest between 15 degrees and 30 degrees, with an average of just over 15 degrees. The width of the main (B) horizon, in plan view, is defined by a fault on one side and a fold axis on the other, and varies from 804 feet to 3,540 feet. The property boundaries, however, limit the controlled portion of the deposit to a maximum of 2,000 feet. The average thickness for each of the two horizons is 35 feet, depending upon cutoff.

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

        In May 2006, we acquired two Noranda subsidiaries that held title to the Montanore property, providing access to the 14,000 foot Libby adit which, when extended, will provide access to the Montanore deposit. Through this acquisition, we also received the Hard Rock Operating Permit 150 that covers certain exploration activities and the MPDES water discharge permit for the Montanore Project. The 14,000 foot Libby adit was constructed in the early 1990s by previous operators. The adit stops approximately 3,000 feet short of the deposit. Prior to our activity in 2006, there were no plant, equipment, or subsurface improvements other than the Libby adit, which was plugged and in reclamation. During the third quarter of 2006, we reopened the adit and completed initial water testing to determine the treatment method for water discharged from the adit. The necessary permit revisions were received in November 2006 to undertake an underground evaluation drilling program. We own water rights associated with the Montanore property that are believed to be sufficient for proposed mining activities. In the fourth quarter of 2006, we purchased generators to provide power for the initial evaluation drilling program and erected a warehouse building and shop at the Libby adit site, along with an office and employee change facility.

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

        The decline has been on care and maintenance since the second quarter 2009, pending completion of the environmental review process. Operations at the Libby adit are limited to maintaining the water level at the 7,400 foot level in the adit and treating the water pumped from the adit.

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

  Stage 1—Dewatering and Adit Rehabilitation

        The construction of water pumping and treatment facilities and the addition of generators to provide power for the underground exploration program are described above. In addition, we have worked to rehabilitate the adit which involves, among other things, sealing the walls, installing new roof bolts and extending power, ventilation and dewatering infrastructure in the adit. To date, infrastructure placed in the decline includes a refuge chamber, mine power center and temporary pump station, along with the previously installed sumps and pumping system at the 700 foot location. As previously noted, the adit is now on care and maintenance until the environmental review process is complete. We are prohibited from doing further work in the adit until the USFS approves an operating plan for Montanore. Total costs for Stage 1 activities are projected at approximately $7.3 million, of which approximately $6.8 million had been spent by December 31, 2013.

  Stage 2—Advancement of Adit, Drifting and Establishment of Drill Stations

        Once the permitting process is complete and the adit rehabilitation completed, the Company plans to advance the adit approximately 3,000 feet towards the middle of the deposit. Upon reaching the deposit, we intend to commence approximately 6,000 feet of development drifting and establishing drill stations, which will be necessary to provide drill access. We estimate that Stage 2 will cost approximately $12.0 million.

  Stage 3—Phase I Delineation Drilling

        In Stage 3 of the advanced exploration and delineation drilling program, we expect to commence approximately 25,000 feet of diamond core drilling. We expect to spend approximately $2.0 million on Phase I delineation drilling. We also expect to spend approximately $8.2 million (in addition to amounts set forth above) during Stages 1, 2 and 3 on site operating and capital costs, optimization studies and general corporate support.

  Stage 4—Phase II Drilling and Bankable Feasibility Study

        During this stage, we anticipate completing an additional 25,000 feet of diamond core drilling, undertaking additional metallurgical and geotechnical testing and analysis, and if the results of our exploration are successful, preparing for and completing a bankable feasibility study at an estimated cost, with site operating and capital costs, of approximately $6.0 million. A feasibility study and report would provide the basis for financing the development of the project, which was estimated in November 2010 to cost $550.0 million to develop and constuct.

Permitting and Environmental

        Approval by regulatory agencies will be required before the Montanore Project can proceed with exploration and project development. The agencies that are involved with the major permits include the U.S. Forest Service ("USFS"), Montana Department of Environmental Quality ("MDEQ"), U.S. Army Corps of Engineers ("USACE"), and the U.S. Fish and Wildlife Service ("USFWS"). There are other permits required, such as water rights, which will involve other agencies. Effort continued in 2013 towards obtaining the necessary approvals from these agencies.

        In 2013 the USFS and MDEQ continued to develop the final environmental impact statement ("FEIS") that assesses the environmental impacts of the Montanore Project including wetlands mitigation and water quality analyses. The agencies completed a draft environmental impact statement in March 2009 and, following comments from the environmental protection agency and public comments, the required submission of a supplemental draft environmental impact statement was completed in September 2011. Public comment on the supplemental draft environmental impact statement was completed in December 2011. In developing the FEIS during 2012 and 2013, public comments were considered as well as updated analyses and new technical data generated by the environmental impact contractor and the Company, to prepare updates to monitoring requirements and proposed mitigation designed to minimize or offset the projected impact of the Montanore Project.

        As part of the permitting process, the USFS must prepare a biological assessment ("BA") for both terrestrial and aquatic life. The USFWS reviews these reports in connection with its biological opinion ("BO") addressing the impact of the Project on threatened and endangered species, including grizzly bear and bull trout. The issuance of biological opinions is required prior to the completion of the FEIS and issuance of a record of decision, which are required for issuance of permits for commencement of the underground drilling and evaluation program and full project development. The initial BA was prepared by the USFS and submitted to the USFWS in 2011. The USFWS provided general comments to the USFS early in 2012, and the two agencies continued the Section 7 consultation process into 2013. In December 2013, the USFWS completed a final draft terrestrial biological opinion on the project and submitted it to the USFS and the Company for review. In March 2014, the USFWS completed the final draft aquatic biological opinion. We expect the final biological opinion to be issued by the USFWS in the second quarter of 2014.

        Also as part of the development of the FEIS and determination of the agencies' preferred alternatives, the USACE must complete an analysis of potential project discharges of dredged or fill material into water of the United States, including wetlands. These discharges are regulated by Section 404 of the Clean Water Act which requires a permit before dredged or fill material may be discharged that is required for construction of the tailings facility. In 2012, the USACE completed a jurisdictional determination on the proposed tailings impoundment site. This process required extensive aquatic habitat data. The Company completed a conceptual mitigation plan for aquatic resources affected by the proposed tailings impoundment and continues to work with the USACE to advance the mitigation plan. During 2012, the Company also provided extensive technical analyses for alternative tailings impoundment areas and the feasibility of each site in connection with the 404 analysis.

        During 2012 and 2013, project monitoring activities were expanded to establish baseline conditions prior to the initiation of project development activities. The increased monitoring activities are tied to projected agency requirements prior to or during initial project development activities that will be incorporated into the FEIS.

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

        The PEA did not update the mineral resource analysis of the Montanore deposit completed in October 2005 by Mine Development Associates ("MDA Report"). Mineralized material, as set forth in the MDA Report, is 81.5 million short tons of material grading 2.04 ounces per short ton silver and 0.75% copper with a cutoff grade of 1.0 ounces per short ton silver.

        The PEA assumed pricing of the estimated Montanore resources based on a three year trailing average at August 16, 2010 (i.e. $3.10 per pound for copper and $15.00 per ounce for silver) and developed cost estimates for development of the Montanore Project. Initial capital costs for the project were estimated to be $552.3 million (with a ± 35% accuracy). The PEA assumed that the project would utilize conventional grinding and flotation processing techniques at a processing rate of 12,500 short tons per day.

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

Exploration Earn-In Agreement

        During 2012, we entered into an Exploration Earn-In Agreement with Estrella Gold Corporation ("Estrella") pursuant to which we could acquire 75% of the La Estrella silver and gold exploration property in central Peru. The terms of the agreement allowed the Company to earn 75% of the La Estrella property by expending $5.0 million on exploration activities and making annual cash payments to Estrella of $0.1 million prior to the end of the first agreement year ending on February 28, 2013 and $0.2 million prior to the end of each subsequent agreement year until the earn-in was completed. The Company was also required to expend a minimum of $0.5 million in exploration and development expenditures in each of the first and second agreement years in order to maintain its rights under the Earn-In Agreement. The Company was able to terminate the Earn-In Agreement at any time without penalty, subject to reclamation and other customary obligations.

        As of December 31, 2012, the Company had met the first year's exploration and development expenditure requirements. Our 2012 exploration program consisted of a ten person camp, which supported an eight hole, 2697 meter diamond drill campaign beginning in early June and ending mid-August. All drill samples were washed, measured, logged, and cut on site. The program demonstrated continuous mineralization in seven of the eight holes. Based on these results, combined with a subsequent 3D IP/Res Survey conducted by Val d'Or Geophysics Peru, the Company decided to continue the program into a second year. During 2013, we completed metallurgical analysis on main phase mineralized rock and extended exploration permits for three months. In addition, a new water use permit was granted by the regional water authority. Exploration activities on the property were reduced in 2013 as part of the Company's overall cost reduction initiative. During January 2014, the Company terminated the Earn-In Agreement.

ITEM 3.    LEGAL PROCEEDINGS.

        In September 2007, we filed a declaratory judgment action, Mines Management, Inc., Newhi, Inc. and Montanore Minerals Corp. v. Tracie Fus et al., Cause No. DV 07-248 in Montana Nineteenth Judicial District Court, Lincoln County. In this action we sought a Court judgment against certain of the defendants that the unpatented mining claims of such defendants allegedly located above portions of our adit and overlapping certain of our patented and unpatented mining claims, mill sites and tunnel sites are invalid. The defendants then asserted trespass claims against us relating to our use of certain of our mining claims, millsites and the adit. The parties participated in a mediation in 2009 which resulted in a settlement with seven of the ten defendants. On March 21, 2013, the Court issued an order (i) enforcing the settlement with seven of the ten defendants, (ii) enjoining us from trespassing on certain mining claims owned by one of the defendants, and (iii) finding that the mining claim of another defendant is valid and superior to certain of our claims. The claims with respect to which we were enjoined from trespass do not overlap the adit. The mining claim that the Court determined was valid and superior to certain of our claims overlaps portions of the adit and portions of certain of our patented claims and unpatented mill sites and tunnel sites. We do not believe that this order affects our ability to use the adit or to conduct exploration and development operations as currently planned once we have obtained the required permits.

        We appealed to the Montana Supreme Court, Case No. DA 13-0240, certain portions of the order. The Supreme Court ruled in favor of the Company remanding the case to the District Court with instructions to vacate the injunction and to conduct further proceedings. The Supreme Court reversed the District Court on the basis of lack of findings, existence of an issue of fact, lack of evidence regarding trespass and misplaced reliance on evidence that the District Court relied upon with respect to claim validity.

        On remand, the Company filed a motion to substitute the District Court judge, which was denied. The Company has appealed this denial to the Montana Supreme Court.

        We also filed on June 28, 2013 a condemnation action, Montanore Minerals Corp. v. Easements and Rights of Way under through and across those certain unpatented lode mining claims et al., Cause No. CV-00133-DLC, in the United States District Court for the District of Montana, Missoula Division. In this action we seek to acquire necessary easements and rights of way for the Montanore Project including for use of the adit and the construction and use of another underground tunnel and related equipment that are contemplated by the draft environment impact statement for the Montanore Project and other draft permits. The defendants include the defendant in the case referenced in the preceding paragraphs whose claim was determined to be valid and overlaps the existing adit. We have filed a motion for a preliminary condemnation order and injunction to obtain immediate access to the easements and rights-of-way and a motion to have the court declare the subject mining claims void for failure to comply with an essential federal filing requirement. The primary defendant has filed a motion requesting the court to dismiss without prejudice or stay the condemnation proceeding on abstention grounds and a motion to dismiss one of the two condemnation counts.

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

        The following table shows the high and low closing sales prices for our common stock for each quarter since January 1, 2012. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. On March 28, 2014, the closing price of the Company's common stock was $1.11 on the NYSE MKT and CDN $1.20 on the TSX.

	NYSE MKT		Toronto Stock Exchange
Fiscal Year	High	Low	High	Low
	($)		(CDN$)
2014:
First Quarter (through March 28, 2014)	1.73	0.60	1.89	0.66
2013:
Fourth Quarter	0.65	0.50	0.65	0.55
Third Quarter	0.93	0.54	0.97	0.55
Second Quarter	0.96	0.53	0.96	0.61
First Quarter	1.25	0.95	1.24	0.96
2012:
Fourth Quarter	1.54	0.90	1.49	0.91
Third Quarter	1.68	1.19	1.63	1.18
Second Quarter	1.77	1.15	1.68	1.16
First Quarter	2.20	1.66	2.21	1.68

        As of March 25, 2014 there were 513 shareholders of record of our common stock and approximately 5,900 shareholders whose shares are held through banks, brokerage firms or other institutions.

        The Company has never paid a dividend and anticipates that future earnings, if any, will be retained to finance growth and development of our business.

Unregistered Sales of Equity Securities

        Not applicable.

Securities Authorized for Issuance Under Equity Compensation Plans

        The following information is provided as of December 31, 2013:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a)) (c)
Equity compensation plans approved by shareholders	4,663,000	$1.53	2,364,000
Equity compensation plans not approved by shareholders	—	—	—
Total	4,663,000	$1.53	2,364,000

        Due to the expiration of two equity compensation plans in February 2014, there were 2,186,000 shares available for future issuance under our equity compensation plans as of March 28, 2014.

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

Overview

Recent Events

  •
  The biological consultation between the U.S. Forest Service ("USFS") and the U.S. Fish and Wildlife Service ("USFWS") was initiated in March 2013. A final draft terrestrial biological opinion was completed in December 2013 and a final draft aquatics biological opinion was completed in March 2014. Both the terrestrial and aquatics biological opinions indicated non-jeopardy opinions could be granted. The final biological opinion is expected to be completed in the second quarter of 2014.

  •
  The USFS and the Montana Environmental Quality ("MDEQ") continued to develop the Final Environmental Impact Statement ("FEIS") during 2013. The agency contractor responsible for writing the FEIS completed a draft of the document as well as a draft Record of Decision ("ROD") for agency review in December 2013. Only a few sections of the FEIS, including the final biological opinion which is nearing completion, remain to be completed.

  •
  The Company continued to work with the United States Army Corps of engineers ("USACE") on the Clean Water Act 404 permitting process. This process will continue concurrently with work on the FEIS and is required prior to the beginning construction of the tailings impoundment dam. The Company prepared and submitted a conceptual mitigation plan and commenced discussions with USACE concerning preliminary plan designs.

  •
  The Company continued meeting in 2013 with federal and state agencies, members of congress, Montana legislators, local Lincoln County Commissioners and City of Libby officials, business leaders and community members in an effort to keep them informed of the project's status.

  •
  Based on the results of the initial core drilling completed during 2012, the Company elected to extend the Exploration Earn-In Agreement with Estrella Gold Corporation, for an option to acquire 75% of the La Estrella gold and silver exploration property located in central Peru into the second year. During 2013, the Company completed metallurgical analysis and a 3D-Induced Polarization survey to further evaluate the property. In January 2014, the Company terminated the Earn-In Agreement without penalty.

Financial and Operating Results

        We reported a net loss for the year ended December 31, 2013 of $7.4 million or $0.25 per share compared to a loss of $8.2 million or $0.28 per share for the year ended December 31, 2012. The following table summarizes expenses and other income by category and year:

	2013	2012
	(millions)
Montanore Project Expense	$2.4	$2.7
Estrella Project Expense	$0.4	$1.2
Administrative Expense	$3.3	$3.4
Depreciation	$0.9	$1.0
Non Cash Stock Based Compensation Expense	$0.4	$0.3
Other Income	$0.0	$(0.4)

        Montanore Project Expense includes exploration, fees, filing and licenses, and technical services, including environmental, engineering and permitting expense. Montanore Project Expense decreased by $0.3 million during 2013 compared to 2012 because of the following items: (i) $0.1 million decrease due to the absence of expense for the grizzly bear study completed in 2012, (ii) $0.1 million reduction in fees paid to the contractor working on the Environmental Impact Study during 2013, and (iii) $0.1 million decrease in costs associated with the care and maintenance of the Montanore project.

        There was a $0.8 million reduction in Estrella Project Expenses during 2013 primarily because the drilling program was completed during 2012. Estrella project expenses during 2013 included a 3D-Induced Polarization Survey, an assessment of the environmental impact of the project, metallurgical analyses, and license fees.

        Administrative Expense, which includes general overhead and office expense, legal, accounting, compensation, rent, taxes, and investor relations expense, had a net decrease of $0.1 million during 2013. This decrease included the following items: (i) a decrease in investor and public relations expenditures of $0.2 million, (ii) a decrease in salaries of $0.2 million as a result of having fewer employees during 2013, partly offset by (iii) an increase of $0.3 million in legal, accounting, and consulting fees primarily associated with a litigation matter as described in Item 3, Legal Proceedings.

        Depreciation decreased by $0.1 million during 2013 as a result of equipment reaching the end of its depreciable life and limited acquisitions of property and equipment during the past few years.

        Non-Cash Stock Based Compensation Expense (which is included in general and administrative and technical services expenses in our statement of operations) increased by $0.1 million during 2013 because the number of options granted and the fair value of options granted during 2013 was greater than those granted during 2012.

        Other Income of $0.4 million in 2012 consisted of a gain from the change in fair value of our warrant derivative liability. The common share purchase warrants associated with the warrant derivative liability expired in April 2012.

Liquidity and Capital Resources

        As of December 31, 2013, our aggregate cash, short term investments, and long term investments totaled $5.7 million compared to $11.8 million at December 31, 2012. The net cash used in operating activities during 2013 was $6.1 million, which consisted primarily of permitting, environmental, exploration, and engineering expenses for the Montanore Project, the Estrella exploration program, and general and administrative expenses, compared with $7.2 million of cash used in operating activities in 2012. Cash flows provided by financing activities were $0.3 million in proceeds from stock options exercised during 2012 compared to $0 in 2013. Cash provided by investing activities during 2013 and 2012 was an insignificant amount. The net decrease in cash and cash equivalents for the year ending December 31, 2013 was $6.1 million.

        In 2014, we plan to continue to focus on planning for our evaluation and delineation drilling program at the Montanore Project pending the final permitting approvals. We anticipate expenditures in 2014 of approximately $5.7 million, consisting of $0.8 million in each quarter for ongoing operating and general administrative expenses, and $0.6 million in each quarter for permitting, engineering and geologic studies to finalize our permitting of the Montanore Project during 2014. We do not currently have enough cash on hand to fund ongoing environmental, engineering, permitting and general administrative expenses beyond 2014. Additional financing will be required to continue operations as a going concern and to complete the evaluation drilling program and a bankable feasibility study. See the opinion of our independent public accountants in our audited financial statements as of and for the year ended December 31, 2013.

Off Balance Sheet Arrangements

        We have no off balance sheet arrangements.

Table of Contractual Obligations

        Not applicable.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        Not applicable.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        The consolidated financial statements for the years ended December 31, 2013 and 2012 are included in this Annual Report on Form 10-K as set forth below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of
Mines Management, Inc. and Subsidiaries

        We have audited the accompanying consolidated balance sheets of Mines Management, Inc. and subsidiaries (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for the years then ended and for the period from inception of the exploration stage (August 12, 2002) through December 31, 2013. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mines Management, Inc. and subsidiaries as of December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for the years then ended and for the period from the inception of the exploration stage (August 12, 2002) through December 31, 2013 in conformity with U.S. generally accepted accounting principles.

        The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Tanner LLC

Salt Lake City, Utah

March 31, 2014

Mines Management, Inc. and Subsidiaries (An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012
Assets
CURRENT ASSETS:
Cash and cash equivalents	$4,145,092	$10,246,073
Interest receivable	6,988	7,815
Prepaid expenses and deposits	237,286	250,892
Certificates of deposit	1,559,361	1,559,361

Total current assets	5,948,727	12,064,141

PROPERTY AND EQUIPMENT:
Buildings and leasehold improvements	836,454	836,454
Equipment	6,419,066	6,450,089
Office equipment	344,939	344,939

	7,600,459	7,631,482
Less accumulated depreciation	6,294,700	5,392,684

	1,305,759	2,238,798

OTHER ASSETS:
Available-for-sale securities	14,174	19,633
Reclamation deposits	1,191,182	1,184,966

	1,205,356	1,204,599

	$8,459,842	$15,507,538

Liabilities and Stockholders' Equity
CURRENT LIABILITIES:
Accounts payable	$381,305	$495,326
Payroll and payroll taxes payable	23,358	17,874

Total current liabilities	404,663	513,200

LONG-TERM LIABILITIES:
Asset retirement obligation	479,488	456,823

Total liabilities	884,151	970,023

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock—no par value, 10,000,000 shares authorized; -0- shares issued and outstanding	—	—
Common stock—$0.001 par value, 100,000,000 shares authorized; 28,999,752 shares issued and outstanding	29,000	29,000
Additional paid-in capital	87,230,381	86,805,769
Accumulated deficit	(1,117,306)	(1,117,306)
Deficit accumulated during the exploration stage	(78,569,393)	(71,188,416)
Accumulated other comprehensive income	3,009	8,468

Total stockholders' equity	7,575,691	14,537,515

	$8,459,842	$15,507,538

See accompanying notes to consolidated financial statements.

Mines Management, Inc. and Subsidiaries (An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
			From Inception of Exploration Stage August 12, 2002 Through December 31, 2013
	2013	2012
REVENUE:
Royalties	$30,172	$31,233	$181,476

OPERATING EXPENSES:
General and administrative	2,884,821	3,219,702	35,826,078
Technical services and exploration	2,619,191	3,857,609	33,423,676
Depreciation	933,039	972,155	6,357,776
Legal, accounting, and consulting	762,317	418,677	5,426,856
Fees, filing, and licenses	258,844	178,511	3,004,173
Impairment of mineral properties	—	—	504,492

Total operating expenses	7,458,212	8,646,654	84,543,051

LOSS FROM OPERATIONS	(7,428,040)	(8,615,421)	(84,361,575)

OTHER INCOME:
Gain from warrant derivatives	—	357,977	476,381
Gain on sale of available-for-sale securities	—	—	2,005,904
Gain from sale of property and equipment	23,000	—	23,000
Interest income, net	24,063	58,104	3,286,897

Total other income	47,063	416,081	5,792,182

NET LOSS	$(7,380,977)	$(8,199,340)	$(78,569,393)

NET LOSS PER SHARE (basic and diluted)	$(0.25)	$(0.28)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (basic and diluted)	28,999,752	28,946,272

See accompanying notes to consolidated financial statements.

Mines Management, Inc. and Subsidiaries (An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Years Ended December 31,
			From Inception of Exploration Stage August 12, 2002 Through December 31, 2013
	2013	2012
Net loss	$(7,380,977)	$(8,199,340)	(78,569,393)
Reclassification to realized gain upon sale of marketable securities	—	—	(2,005,904)
Adjustment to net unrealized gain on marketable securities	(5,459)	6,357	2,008,913

COMPREHENSIVE LOSS	$(7,386,436)	$(8,192,983)	(78,566,384)

See accompanying notes to consolidated financial statements.

Mines Management, Inc. and Subsidiaries (An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FROM INCEPTION (AUGUST 12, 2002) THROUGH DECEMBER 31, 2013

	Common Stock		Issuable Common Stock
							Deficit Accumulated During the Exploration Stage
								Accumulated Other Comprehensive Income
					Additional Paid-in Capital	Accumulated Deficit
	Shares	Amount	Shares	Amount					Total
BALANCES, AUGUST 12, 2002 (Inception of exploration stage)	5,316,956	$5,317	90,000	$22,500	$1,495,998	$(1,117,306)	$—	$846	$407,355
Issuable common stock issued	90,000	90	(90,000)	(22,500)	22,410	—	—	—	—
Common stock issued for cash	14,515,912	14,517	—	—	55,400,354	—	—	—	55,414,871
Exercise of stock options and warrants	3,288,080	3,288	—	—	4,147,557	—	—	—	4,150,845
Stock-based compensation	380,000	380	—	—	10,599,289	—	—	—	10,599,669
Issuance of stock for Heidelberg shares	5,148,162	5,147	—	—	15,035,173	—	—	—	15,040,320
Cumulative adjustment for warrant derivative	—	—	—	—	(476,381)	—	—	—	(476,381)
Adjustment to net unrealized gain on marketable securities	—	—	—	—	—	—	—	2,007,169	2,007,169
Reclassification to realized gain upon sale of marketable securities	—	—	—	—	—	—	—	(2,005,904)	(2,005,904)
Net loss	—	—	—	—	—	—	(62,989,076)	—	(62,989,076)

BALANCES, DECEMBER 31, 2011	28,739,110	28,739	—	—	86,224,400	(1,117,306)	(62,989,076)	2,111	22,148,868
Exercise of stock options and warrants	260,642	261	—	—	275,139	—	—	—	275,400
Stock-based compensation	—	—	—	—	306,230	—	—	—	306,230
Adjustment to net unrealized gain on marketable securities	—	—	—	—	—	—	—	6,357	6,357
Net loss	—	—	—	—	—	—	(8,199,340)	—	(8,199,340)

BALANCES, DECEMBER 31, 2012	28,999,752	29,000	—	—	86,805,769	(1,117,306)	(71,188,416	8,468	14,537,515
Stock-based compensation	—	—	—	—	424,612	—	—	—	424,612
Adjustment to net unrealized gain on marketable securities	—	—	—	—	—	—	—	(5,459)	(5,459)
Net loss	—	—	—	—	—	—	(7,380,977)	—	(7,380,977)

BALANCES, DECEMBER 31, 2013	28,999,752	$29,000	—	$—	$87,230,381	$(1,117,306)	$(78,569,393)	$3,009	$7,575,691

See accompanying notes to consolidated financial statements.

Mines Management, Inc. and Subsidiaries (An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
			From Inception of Exploration Stage August 12, 2002 Through December 31, 2013
	2013	2012
Increase (Decrease) in Cash and Cash Equivalents
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,380,977)	$(8,199,340)	$(78,569,393)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	424,612	306,230	11,330,511
Stock received for services	—	—	(11,165)
Depreciation	933,039	972,155	6,357,776
Initial measurement of asset retirement obligation	—	—	344,187
Accretion of asset retirement obligation	22,665	21,652	135,301
Gain on sale of available-for-sale investments	—	—	(2,005,904)
Gain from warrant derivatives	—	(357,977)	(476,381)
Gain on sale of property and equipment	(23,000)	—	(23,000)
Impairment of mineral properties	—	—	504,492
Changes in assets and liabilities:
Interest receivable	827	5,887	(6,988)
Prepaid expenses and deposits	13,606	(43,607)	(297,697)
Accounts payable	(114,021)	124,603	381,141
Payroll and payroll taxes payable	5,484	243	20,178

Net cash used in operating activities	(6,117,765)	(7,170,154)	(62,316,942)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(32,853)	(7,697,121)
Proceeds from disposition of property and equipment	23,000	—	58,423
Proceeds (purchase) of certificates of deposit	(6,216)	51,880	(2,689,631)
Net proceeds from sale of available-for-sale securities	—	—	2,005,904
Increase in mineral properties	—	—	(144,312)

Net cash provided by (used in) investing activities	16,784	19,027	(8,466,737)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of common stock	—	275,400	74,881,436

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,100,981)	(6,875,727)	4,097,757
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	10,246,073	17,121,800	47,335

CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,145,092	$10,246,073	$4,145,092

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$—	$—	$65,768

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Unrealized gains on available-for-sale securities	$—	$6,357	$3,009

See accompanying notes to consolidated financial statements.

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization:

        Mines Management, Inc. (the "Company") is a publicly held Idaho corporation incorporated in 1947. The Company acquires, explores, and develops mineral properties in North and South America.

Summary of Significant Accounting Policies:

a.    Going concern

        The accompanying consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern and do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. The Company is an exploration stage company and has incurred losses since the inception of its exploration stage. The Company does not have sufficient cash to fund normal operations beyond 2014 without raising additional funds. The Company currently does not have a recurring source of revenue sufficient to fund normal operations and its ability to continue as a going concern is dependent on the Company's ability to secure sufficient funding for its future exploration and working capital requirements, which may include the sale if its equity or debt securities, and the eventual profitable exploitation of its mining properties. There can be no assurance that the Company will succeed in securing additional funding on terms acceptable to the Company or at all, or in generating future profitable operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

b.    Principles of consolidation

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

c.    Exploration stage enterprise

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

d.    Cash and cash equivalents

        Cash and cash equivalents include cash on hand, cash in banks, investments in certificates of deposit with original maturities of 90 days or less, and money market funds.

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

e.    Available for sale securities

        Available-for-sale securities are recorded at fair value, with unrealized gains or losses recorded as a component of equity, unless a decline in value of the security is considered other than temporary. Realized gains and losses and other than temporary impairments are recorded in the statement of operations.

f.    Property and equipment

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

g.    Mining properties, exploration and development costs

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

h.    Asset impairment

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

i.    Fair value measurements

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

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  Level 2:    Quoted prices in inactive markets for identical assets or liabilities, quoted prices for similar assets or liabilities in active markets, or other observable inputs either directly related to the asset or liability or derived principally from corroborated observable market data.

  Level 3:    Unobservable inputs due to the fact that there is little or no market activity.

j.    Asset retirement obligations

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

k.    Deferred income taxes

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

l.    Stock based compensation

        The Company measures and records the costs of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, recognized over the period during which an employee is required to provide services in exchange for such award. Compensation cost is recognized for awards granted and for awards modified, repurchased or cancelled.

m.    Net loss per share

        Basic earnings or loss per share is computed on the basis of the weighted average number of shares outstanding during the period. Diluted earnings or loss per share is calculated on the basis of the weighted average number of shares outstanding during the period plus the effect of potential dilutive shares during the period. Potential dilutive shares include outstanding stock options and warrants. For periods in which a net loss is reported, potential dilutive shares are excluded because they are antidilutive. Therefore, basic loss per share is the same as diluted loss per share for the years ended December 31, 2013 and 2012.

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

o.    Recent accounting pronouncements

        In February 2013, FASB issued guidance related to items reclassified from accumulated other comprehensive income. The new standard requires disclosure either in a single note or parenthetically on the face of the financial statements of: (i) the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its sources and (ii) the income statement line items affected by the reclassification. The Company adopted the provisions of this guidance effective January 1, 2013. This guidance did not have a significant impact on the Company's consolidated financial position, results of operations or cash flows.

p.    Subsequent events

        The Company evaluated events and transactions subsequent to the balance sheet date of December 31, 2013, for potential recognition or disclosure in the consolidated financial statements.

NOTE 2—MINING PROPERTIES

Montanore:

        The Montanore property is located in northwestern Montana and includes 10 patented mining claims and 825 unpatented mining claims. In August 2002, the Company acquired a controlling interest in the Montanore silver and copper deposit in Sanders and Lincoln Counties, Montana. The Company received a quitclaim deed from Noranda Mineral Corp. ("Noranda") when Noranda elected to withdraw from the project. In December 2002, the Company received a quitclaim deed to all intellectual property connected with studies that Noranda carried out on the project.

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

NOTE 3—CERTIFICATES OF DEPOSIT

        The Company owned two certificates of deposit for a total of $1,559,361 as of December 31, 2013 and 2012. These investments matured in February 2014 and bore interest at the rate of 0.35%.

        The Company also has a certificate of deposit pledged as security for a letter of credit to the Montana Department of Environmental Quality as a reclamation guarantee for the Montanore expansion evaluation program. This certificate of deposit was in the amount of $1,130,271 and $1,124,055 as of December 31, 2013 and 2012, respectively. It bore interest at the rate of 0.45% as of December 31, 2013 and had a maturity date of January 3, 2014. This certificate of deposit renews automatically each year and is included with reclamation deposits on the Consolidated Balance Sheets for the years ended December 31, 2013 and 2012. The certificate was renewed on January 3, 2014 in the amount of $1,124,055 bearing interest at the rate of 0.40% and expires on January 3, 2015.

NOTE 4—AVAILABLE-FOR-SALE SECURITIES

        Available-for-sale securities are comprised of common stocks which have been valued using quoted market prices in active markets. The following table summarizes the Company's available-for-sale securities:

	December 31, 2013	December 31, 2012
Cost	$11,165	$11,165
Unrealized Gains	3,009	8,468

Fair Market Value	$14,174	$19,633

NOTE 5—FAIR VALUE MEASUREMENTS

        The following table summarizes the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2013 and 2012, and the fair value calculation input hierarchy level determined to apply to each asset and liability category. Quoted market prices were used to determine the fair value of available-for-sale securities. See note 6 for further discussion on the fair value measurement technique used to value the warrant derivatives. The Company has no financial assets or liabilities that are measured at fair value on a nonrecurring basis.

	Balance at December 31, 2013	Balance at December 31, 2012	Input Hierarchy Level
Assets:
Available-for-sale securities	$14,174	$19,633	Level 1
Liabilities:
Asset retirement obligation	$479,488	$456,823	Level 3

NOTE 5—FAIR VALUE MEASUREMENTS (Continued)

        The following table presents the fair value reconciliation of Level 3 liabilities measured at fair value during the year ended December 31, 2013:

Asset Retirement Obligation
Balance January 1, 2013	$456,823
Accretion expense	22,665

Balance December 31, 2013	$479,488

NOTE 6—WARRANT DERIVATIVES

        The Company had common share purchase warrants with exercise price reset features which qualified for treatment as a derivative liability. These warrants expired on April 20, 2012. The warrants did not qualify for hedge accounting, and as such, all changes in the fair value of the warrants were recognized in earnings until they expired. These common share purchase warrants did not trade in an active securities market, and as such, the Company estimated the fair value of these warrants using the Black-Scholes option pricing model. The Company reported a gain from the change in fair value of the warrants of $357,977 in the Consolidated Statements of Operations for the year ended December 31, 2012.

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

	Year Ended December 31, 2013	Year Ended December 31, 2012
Balance January 1,	$456,823	$435,171
Accretion expense	22,665	21,652

Balance December 31,	$479,488	$456,823

        The Company has a certificate of deposit which is pledged as security for a Letter of Credit to the Montana Department of Environmental Quality as a reclamation guarantee for the Montanore expansion evaluation program which is discussed further in note 3.

NOTE 8—CONCENTRATION OF CREDIT RISK

        The Company maintains most of its cash and cash equivalents in one financial institution. To date, the Company has not experienced a material loss or lack of access to its invested cash or cash equivalents; however, no assurance can be provided that access to the Company's invested cash and

NOTE 8—CONCENTRATION OF CREDIT RISK (Continued)

cash equivalents will not be impacted by adverse conditions in the financial markets. The Company's total uninsured bank deposit balance totaled approximately $6,629,000 as of December 31, 2013.

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

        In October 2005, the Company sold 1,016,667 common shares at a price of $6.00 per share. In connection with the stock sales, the Company granted warrants to purchase up to 737,084 shares of common stock at $8.25 per share. During the term of the warrants, the exercise price of the warrants was reduced to $2.56 per share and the number of common shares issuable upon exercise increased to 2,375,368 shares to comply with the anti-dilution provisions of the warrant agreement. The warrants expired on April 20, 2012. During the years ended December 31, 2013 and 2012, no warrants were exercised. Cumulative warrants exercised relating to this issue were 269,620 as of December 31, 2013 and 2012.

Preferred Shares:

        The Company has authorized 10,000,000 shares of no par value preferred stock. Through December 31, 2013, the Company had not issued any preferred shares.

NOTE 10—STOCK OPTIONS

        The Company has four equity incentive plans: the 2003 Stock Option Plan (which includes both qualified and nonqualified options), the 2003 Consultant Stock Compensation Plan, the 2007 Equity Incentive Plan, and the 2012 Equity Incentive Plan (collectively, the "Plans"). Under all of the equity incentive plans, the option exercise price may not be less than 100% of the fair market value per share

NOTE 10—STOCK OPTIONS (Continued)

on the date of grant, the stock options are exercisable within ten years from the date of the grant of the option, and the vesting schedule of the options is at the discretion of the Board of Directors.

        Under the 2003 Stock Option Plan and Consultant Stock Compensation Plan, both of which expired in February 2014, the Company could grant options to purchase up to 3,000,000 shares and 700,000 shares of authorized and unissued common stock, respectively. Under the 2007 Equity Incentive Plan (the "2007 Plan"), which provides for the issuance of both qualified and nonqualified stock options and restricted shares to directors, employees and consultants of the Company, the Company may issue up to 3,000,000 shares of the Company's authorized but unissued common stock.

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

        A summary of the option activity under the Plans as of December 31, 2013, and changes during the year then ended, is presented below:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2013	3,622,000	$1.81
Granted	1,430,000	$0.74
Forfeited or expired	(389,000)	$1.23

Outstanding at December 31, 2013	4,663,000	$1.53	2.90	$9,360

Exercisable at December 31, 2013	4,075,000	$1.67	2.59	$9,360

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

	Years Ended December 31,
	2013	2012
Weighted average risk-free interest rate	0.54%	0.30%
Weighted average volatility	70.56%	72.33%
Expected dividend yield	—	—
Weighted average expected life (in years)	3.0	3.0
Weighted average grant-date fair value	$0.35	$0.56

        During the year ended December 31, 2013, there were no stock options exercised. During the year ended December 31, 2012, there were 265,000 options exercised with a weighted average exercise price of $1.06. The total intrinsic value of the options exercised during the year ended December 31, 2012 was $212,522.

NOTE 10—STOCK OPTIONS (Continued)

        A summary of the status of the Company's nonvested options as of December 31, 2013 and changes during the year then ended is presented below:

	Number of Options	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2013	—	—
Issued	910,000	$0.27
Vested	(312,000)	$0.27
Forfeited	(10,000)	$0.27

Nonvested at December 31, 2013	588,000	$0.27

        As of December 31, 2013, there was $70,688 of unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans. The cost is expected to be recognized over a weighted-average period of less than one year.

        Total compensation costs recognized for stock-based employee compensation awards was $401,533 and $306,230 for the years ended December 31, 2013 and 2012, respectively. These costs were included in general and administrative and technical services and exploration expenses on the Statements of Operations. Total costs recognized for stock-based compensation awards for services performed by outside parties were $23,079 and $0 for the years ended December 31, 2013 and 2012, respectively. Cash received from options exercised under all share-based payment arrangements for the years ended December 31, 2013 and 2012 was $0 and $275,400, respectively.

NOTE 11—DEFERRED INCOME TAX

        As of December 31, 2013 and 2012, the Company had net deferred tax assets that were fully reserved by valuation allowances. Following are the components of such assets and allowances:

	Years Ended December 31,
	2013	2012
Deferred tax assets:
Net operating loss carryforwards	$22,390,000	$20,340,000
Stock-based compensation	550,000	650,000
Property and equipment	1,250,000	1,250,000
Asset retirement obligation	170,000	160,000

Total deferred tax assets	24,360,000	22,400,000
Deferred tax liabilities:
Property, plant and equipment	350,000	480,000

Net deferred tax asset before valuation allowance	24,010,000	21,920,000
Less valuation allowance	(24,010,000)	(21,920,000)

Net deferred tax assets	$—	$—

        For the periods presented, the effective income tax rate differed from the expected rate because of the effects of changes in the deferred tax asset valuation allowance. Changes in the deferred tax asset valuation allowance for the years ended December 31, 2013 and 2012 relate only to corresponding changes in deferred tax assets for those periods.

        As of December 31, 2013, the Company had federal tax-basis net operating loss carryforwards totaling approximately $65,870,000 which will expire in various amounts from 2018 through 2033. The

NOTE 11—DEFERRED INCOME TAX (Continued)

Company is subject to examination of its income tax filings in the United States and various state jurisdictions for the 2010 through 2013 tax years. Within each of these jurisdictions the Company has examined its material tax positions and determined that they would more likely than not be sustained.

NOTE 12—COMMITMENTS

Operating Leases:

        The Company leases office space and equipment. The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2013.

Years ending December 31:
2014	48,500
2015	50,000
2016	8,500

Total minimum payments required	$107,000

Employment Agreements:

        The Company has employment agreements with certain executives. The agreements include a provision for severance pay equal to a multiple of each executive's salary. To receive severance, termination must be without cause and cannot be a result of death or disability. Additionally, severance must be paid if the executive resigns for good reason within one year following a change in control of the Company. As of December 31, 2013, the potential aggregate liability for severance pay under the agreements is $2,100,000.

Royalties on Patented Mining Claims:

        Two of the Company's patented mining claims, which cover the Montanore deposit, are burdened by a production payment obligation of $0.20 per ton of ore extracted and milled therefrom. The calculation and timing of the production payment are specifically defined by a Purchase and Sale Agreement.

Exploration Earn-In Agreement

        The Company entered into an Exploration Earn-In Agreement with Estrella Gold Corporation ("Estrella") on April 5, 2012, pursuant to which the Company could acquire 75% of the Estrella gold and silver exploration property located in central Peru by expending $5,000,000 on exploration activities. Under the terms of the agreement, the Company was required to make annual cash payments to Estrella of $100,000 prior to the end of the first agreement year ending on February 28, 2013, and $200,000 prior to the end of each subsequent agreement year until the earn-in was completed. The Company was also required to expend a minimum of $500,000 in exploration and development expenditures in each of the first and second agreement years. The Company was able to terminate this agreement at any time during the earn-in period, however, a minimum of $350,000 in exploration and development expenses was required during the first year of the agreement regardless of whether or not the agreement was terminated. As of December 31, 2012, the Company had met the first year's exploration and development expenditure requirements. During February 2013, the Company made the required $100,000 cash payment prior to the end of the first agreement year and continued the Exploration Earn-In Agreement into the second year. During January 2014, the Company terminated the Exploration Earn-In Agreement.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

ITEM 9A.    CONTROLS AND PROCEDURES.

  Disclosure Controls and Procedures

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to the Company's management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required financial disclosure.

        The management of the Company, under the supervision and with the participation of the Company's Chief Executive Officer and Principal Financial Officer, conducted an evaluation of the Company's disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15(e) or 15d-15(e) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this Annual Report.

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

        Management has assessed the effectiveness of its internal control over financial reporting as of December 31, 2013. In making its assessment of the effectiveness of internal control over financial reporting, management used the criteria described in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        Based on its assessment using those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2013.

  Changes in Internal Control over Financial Reporting

        There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 that occurred during the year ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION.

        None.

PART III

        In accordance with General Instruction G(3), the information required by Part III is hereby incorporated by reference from our proxy statement for our 2014 annual shareholders' meeting to be filed pursuant to Regulation 14A (the "2014 Proxy Statement") not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

        Information relating to this item will be included in the 2014 Proxy Statement and is incorporated by reference in this Annual Report on Form 10-K.

ITEM 11.    EXECUTIVE COMPENSATION.

        Information relating to this item will be included in the 2014 Proxy Statement and is incorporated by reference in this Annual Report on Form 10-K.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        Information relating to this item will be included in the 2014 Proxy Statement and is incorporated by reference in this Annual Report on Form 10-K.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

        Information relating to this item will be included in the 2014 Proxy Statement and is incorporated by reference in this Annual Report on Form 10-K.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

        Information relating to this item will be included in the 2014 Proxy Statement and is incorporated by reference in this Annual Report on Form 10-K.

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

  (3)
  The following exhibits are filed with this Annual Report on Form 10-K or incorporated by reference.

EXHIBITS

Exhibit Number	Description of Exhibits
3.1	Articles of Incorporation of Mines Management, Inc., as amended.(1)(2)
3.2	Articles of Amendment to the Articles of Incorporation of Mines Management, Inc.(3)
3.3	Bylaws of Mines Management, Inc.(4)
3.4	First Amendment to Bylaws of Mines Management, Inc.(5)
4.1	Specimen of Certificate of Common Stock, par value $0.001(6)
4.2	Registration Rights Agreement dated October 21, 2005(7)
4.3	Subscription Agreement dated November 2, 2007 between Mines Management, Inc. and Silver Wheaton Corp.(9)
4.4	Registration Rights Agreement dated November 2, 2007 between Mines Management, Inc. and Silver Wheaton Corp.(9)
4.5	Amendment No. 1 to Registration Rights Agreement dated March 12, 2008 between Mines Management, Inc. and Silver Wheaton Corp.(10)
10.1	Right of First Refusal Agreement dated November 2, 2007 between Mines Management, Inc. and Silver Wheaton Corp.(9)
10.2	Employment Agreement dated December 28, 2011 between Mines Management, Inc. and Douglas Dobbs.(11)
10.3	Employment Agreement dated December 28, 2011 between Mines Management, Inc. and Glenn M. Dobbs.(11)
10.4	Employment Agreement dated May 7, 2007 between Mines Management, Inc. and Nicole Altenburg.(12)
10.5	Mines Management, Inc., 2003 Stock Option Plan, as amended.(13)(14)
10.6	Mines Management, Inc., 2003 Consultant Stock Compensation Plan, as amended.(13)(14)
10.7	Mines Management, Inc. 2007 Equity Incentive Plan.(15)
10.8	Mines Management, Inc. 2012 Equity Incentive Plan(18)
10.9	Rights Agreement, dated June 18, 2009, between Mines Management, Inc. and Computershare Trust Company, N.A.(16)
10.10	Exploration Earn-In Agreement dated March 2, 2012 between Estrella Gold Corporation, Mines Management, Inc. and Minera Montanore Peru S.A.C.(12)
14	Code of Ethics.(17)
21	Subsidiaries of the Registrant.*
23.1	Consent of Tanner LLC.*
23.2	Consent of Mine Development Associates, Inc.*
23.3	Consent of Mine and Quarry Engineering Services, Inc.*
31.1	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14(a) and Rule 15d-14(a)(Section 302 of the Sarbanes-Oxley Act of 2002).*

Exhibit Number	Description of Exhibits
31.2	Certification of Principal Financial Officer of Periodic Report pursuant to Rule 13a-14(a) and Rule 15d-14(a)(Section 302 of the Sarbanes-Oxley Act of 2002).*
32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).*
32.2	Certificate of Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).*
101
The following financial information from Mines Management, Inc.'s Annual Report on form 10-K for the year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2013 and December 31, 2012; (ii) Consolidated Statements of Operations for the years ended December 31, 2013 and December 31, 2012, and from inception through December 31, 2013; (iii) Consolidated Statements of Comprehensive Loss for the years ended December 31, 2013 and December 31, 2012, and from inception through December 31, 2013; (iv) Consolidated Statements of Stockholders' Equity from inception through December 31, 2013; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2013 and December 31, 2012, and from inception through December 31, 2013; and (vi) Notes to Consolidated Financial Statements, detail tagged.**

*
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

(10)
Incorporated by reference to Form 10-K filed March 17, 2008.

(11)
Incorporated by reference to Form 8-K filed December 30, 2011.

(12)
Incorporated by reference to Form 10-K filed April 1, 2013

(13)
Incorporated by reference to Form S-8 filed April 24, 2003.

(14)
Incorporated by reference to Form S-8 filed June 10, 2005.

(15)
Incorporated by reference to Proxy Statement on Schedule 14A filed April 21, 2008.

(16)
Incorporated by reference to Form 8-K filed June 19, 2009.

(17)
Incorporated by reference to Form 8-K filed December 8, 2008.

(18)
Incorporated by reference to Proxy Statement on Schedule 14A filed April 30, 2012.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed March 31, 2014 on its behalf by the undersigned, thereunto duly authorized.

MINES MANAGEMENT, INC. Registrant
By:	/s/ GLENN M. DOBBS
	By:	Glenn M. Dobbs
Chief Executive Officer and Chairman

        Pursuant to the requirements of the Securities Act of 1934, this Report has been signed by the following persons on behalf of the Registrant, in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GLENN M. DOBBS Glenn M. Dobbs	Chief Executive Officer and Chairman (Principal Executive Officer)	March 31, 2014
/s/ ROY G. FRANKLIN Roy G. Franklin	Director	March 31, 2014
/s/ ROBERT L. RUSSELL Robert L. Russell	Director	March 31, 2014
/s/ JERRY POGUE Jerry Pogue	Director	March 31, 2014
/s/ RUSSELL C. BABCOCK Russell C. Babcock	Director	March 31, 2014
/s/ NICOLE ALTENBURG Nicole Altenburg	Principal Financial Officer (Principal Financial and Accounting Officer)	March 31, 2014

EXHIBIT INDEX

Exhibit Number	Description of Exhibits
3.1	Articles of Incorporation of Mines Management, Inc., as amended.(1)(2)
3.2	Articles of Amendment to the Articles of Incorporation of Mines Management, Inc.(3)
3.3	Bylaws of Mines Management, Inc.(4)
3.4	First Amendment to Bylaws of Mines Management, Inc.(5)
4.1	Specimen of Certificate of Common Stock, par value $0.001(6)
4.2	Registration Rights Agreement dated October 21, 2005(7)
4.3	Subscription Agreement dated November 2, 2007 between Mines Management, Inc. and Silver Wheaton Corp.(9)
4.4	Registration Rights Agreement dated November 2, 2007 between Mines Management, Inc. and Silver Wheaton Corp.(9)
4.5	Amendment No. 1 to Registration Rights Agreement dated March 12, 2008 between Mines Management, Inc. and Silver Wheaton Corp.(10)
10.1	Right of First Refusal Agreement dated November 2, 2007 between Mines Management, Inc. and Silver Wheaton Corp.(9)
10.2	Employment Agreement dated December 28, 2011 between Mines Management, Inc. and Douglas Dobbs.(11)
10.3	Employment Agreement dated December 28, 2011 between Mines Management, Inc. and Glenn M. Dobbs.(11)
10.4	Employment Agreement dated May 7, 2007 between Mines Management, Inc. and Nicole Altenburg(12)
10.5	Mines Management, Inc., 2003 Stock Option Plan, as amended.(13)(14)
10.6	Mines Management, Inc., 2003 Consultant Stock Compensation Plan, as amended.(13)(14)
10.7	Mines Management, Inc. 2007 Equity Incentive Plan.(15)
10.8	Mines Management, Inc. 2012 Equity Incentive Plan(18)
10.9	Rights Agreement, dated June 18, 2009, between Mines Management, Inc. and Computershare Trust Company, N.A.(16)
10.10	Exploration Earn-In Agreement dated March 2, 2012 between Estrella Gold Corporation, Mines Management, Inc. and Minera Montanore Peru S.A.C.(12)
14	Code of Ethics.(17)
21	Subsidiaries of the Registrant.*
23.1	Consent of Tanner LLC.*
23.2	Consent of Mine Development Associates, Inc.*
23.3	Consent of Mine and Quarry Engineering Services, Inc.*
31.1	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14(a) and Rule 15d-14(a)(Section 302 of the Sarbanes-Oxley Act of 2002).*
31.2	Certification of Principal Financial Officer of Periodic Report pursuant to Rule 13a-14(a) and Rule 15d-14(a)(Section 302 of the Sarbanes-Oxley Act of 2002).*
32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).*

Exhibit Number	Description of Exhibits
32.2	Certificate of Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).*
101
The following financial information from Mines Management, Inc.'s Annual Report on form 10-K for the year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2013 and December 31, 2012; (ii) Consolidated Statements of Operations for the years ended December 31, 2013 and December 31, 2012, and from inception through December 31, 2013; (iii) Consolidated Statements of Comprehensive Loss for the years ended December 31, 2013 and December 31, 2012, and from inception through December 31, 2013; (iv) Consolidated Statements of Stockholders' Equity from inception through December 31, 2013; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2013 and December 31, 2012, and from inception through December 31, 2013; and (vi) Notes to Consolidated Financial Statements, detail tagged.**

*
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

(10)
Incorporated by reference to Form 10-K filed March 17, 2008.

(11)
Incorporated by reference to Form 8-K filed December 30, 2011.

(12)
Incorporated by reference to Form 10-K filed April 1, 2013.

(13)
Incorporated by reference to Form S-8 filed April 24, 2003.

(14)
Incorporated by reference to Form S-8 filed June 10, 2005.

(15)
Incorporated by reference to Proxy Statement of Schedule 14A filed April 21, 2008.

(16)
Incorporated by reference to Form 8-K filed June 19, 2009.

(17)
Incorporated by reference to Form 8-K filed December 8, 2008.

(18)
Incorporated by reference to Proxy Statement on Schedule 14A filed April 30, 2012.