Form 10-Q
period 2014-03-31
MINES MANAGEMENT INC
filed 2014-05-15
CIK 66649

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

At May15, 2014, 29,161,448 common shares, par value $0.001 per share, were issued and outstanding.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

Information contained in or incorporated by reference into this Quarterly Report on Form 10-Q may contain forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995.  The use of any of the words “development”, “anticipate”, “continues”, “estimate”, “expect”, “may”, “project”, “should”, “believe”, or similar expressions are intended to identify such statements.  Forward-looking statements included in this report relate to, among other things, comments regarding further exploration and evaluation of the Montanore Project, including drilling activities, engineering and environmental studies, environmental, reclamation and permitting requirements and the process and timing and the costs associated with the foregoing; the process and timing associated with the Montanore Project permitting process, including the issuance of a final environmental impact statement and a record of decision, financing needs, including the financing required to fund the Company’s ongoing activities, sources of financing; planned expenditures and cash requirements for the remaining three quarters of 2014,  efforts to reduce costs, including reducing manpower.  We believe the expectations reflected in those forward-looking statements are reasonable.  However, we cannot assure that the expectations will prove to be correct.  Certain cautionary statements are also included elsewhere in this report, including, without limitation, in conjunction with the forward-looking statements.  All forward-looking statements speak only as of the date made.  All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements.  Except as required by law, we undertake no obligation to update any forward-looking statements.  Factors that could cause actual results to differ materially from our expectations include, among others, those factors referenced in the “Risk Factors” section of this report and our Annual Report on Form 10-K for the year ended December 31, 2013 and such things as:

•                  the availability of experienced employees;

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

•                  the need for additional financing to continue our business, and complete the underground evaluation program;

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

•                  the potential depressive effect of potential issuances of common stock on the market price of our common stock;

•                  future dilution of shareholders by the exercise of options, and the depressive effect on the stock price of the existence of a significant number of outstanding options; and

•                  other factors, many of which are beyond our control.

MINES MANAGEMENT, INC.

FORM 10-Q

QUARTER ENDED MARCH 31, 2014

PART I— FINANCIAL INFORMATION

ITEM 1.                                                FINANCIAL STATEMENTS

i

Mines Management, Inc. and Subsidiaries

(An Exploration Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2014	December 31, 2013
Assets
CURRENT ASSETS:
Cash and cash equivalents	$4,694,957	$4,145,092
Interest receivable	1,077	6,988
Prepaid expenses and deposits	201,897	237,286
Certificates of deposit	—	1,559,361
Total current assets	4,897,931	5,948,727

PROPERTY AND EQUIPMENT:
Buildings and leasehold improvements	836,454	836,454
Equipment	6,419,066	6,419,066
Office equipment	343,897	344,939
	7,599,417	7,600,459
Less accumulated depreciation	6,500,672	6,294,700
	1,098,745	1,305,759
OTHER ASSETS:
Available-for-sale securities	6,233	14,174
Reclamation deposits	1,184,966	1,191,182
	1,191,199	1,205,356
	$7,187,875	$8,459,842
Liabilities and Stockholders’ Equity
CURRENT LIABILITIES:
Accounts payable	$475,319	$381,305
Payroll and payroll taxes payable	32,214	23,358
Total current liabilities	507,533	404,663

LONG-TERM LIABILITIES:
Asset retirement obligation	485,248	479,488
Total liabilities	992,781	884,151

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred shares — no par value, 10,000,000 shares authorized; -0- shares issued and outstanding	—	—
Common shares — $0.001 par value, 100,000,000 shares authorized; 29,161,448 and 28,999,752 shares issued and outstanding, respectively	29,162	29,000
Additional paid-in capital	87,401,274	87,230,381
Accumulated deficit	(1,117,306)	(1,117,306)
Deficit accumulated during the exploration stage	(80,113,104)	(78,569,393)
Accumulated other comprehensive income	(4,932)	3,009
Total stockholders’ equity	6,195,094	7,575,691
	$7,187,875	$8,459,842

See accompanying notes to condensed consolidated financial statements.

Mines Management, Inc. and Subsidiaries

(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,		From Inception of Exploration Stage August 12, 2002 Through March 31,
	2014	2013	2014
REVENUE:
Royalties	$7,291	$8,308	$188,767
OPERATING EXPENSES:
General and administrative	591,635	975,401	36,417,713
Technical services and exploration	481,918	795,824	33,905,594
Depreciation	206,701	234,903	6,564,477
Legal, accounting, and consulting	206,704	106,139	5,633,560
Fees, filing, and licenses	67,769	50,686	3,071,942
Impairment of mineral properties	—	—	504,492
Total operating expenses	1,554,727	2,162,953	86,097,778
LOSS FROM OPERATIONS	(1,547,436)	(2,154,645)	(85,909,011)
OTHER INCOME:
Gain from warrant derivatives	—	—	476,381
Gain from sale of property and equipment	—	—	23,000
Gain on sale of available-for-sale securities	—	—	2,005,904
Interest income, net	3,725	7,567	3,290,622
	3,725	7,567	5,795,907
NET LOSS	$(1,543,711)	$(2,147,078)	$(80,113,104)
NET LOSS PER SHARE (basic and diluted)	$(0.05)	$(0.07)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (basic and diluted)	29,036,990	28,999,752

See accompanying notes to condensed consolidated financial statements.

Mines Management, Inc. and Subsidiaries

(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

	Three Months Ended March 31,		From Inception of Exploration Stage August 12, 2002 Through March 31,
	2014	2013	2014
Net loss	$(1,543,711)	$(2,147,078)	$(80,113,104)
Reclassification to realized gain upon sale of marketable securities	—	—	(2,005,904)
Adjustment to net unrealized holding gain on marketable securities	(7,941)	(5,985)	2,000,972
COMPREHENSIVE LOSS	$(1,551,652)	$(2,153,063)	$(80,118,036)

See accompanying notes to condensed consolidated financial statements.

 Mines Management, Inc. and Subsidiaries

(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,		From Inception of Exploration Stage August 12, 2002 Through March 31,
	2014	2013	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,543,711)	$(2,147,078)	$(80,113,104)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	42,805	249,600	11,373,316
Stock received for services	—	—	(11,165)
Depreciation	206,701	234,903	6,564,477
Initial measurement of asset retirement obligation	—	—	344,187
Accretion of asset retirement obligation	5,760	5,488	141,061
Gain on sale of available-for-sale securities	—	—	(2,005,904)
Gain from warrant derivatives	—	—	(476,381)
Gain on sale of property and equipment	—	—	(23,000)
Impairment of mineral properties	—	—	504,492
Changes in assets and liabilities:
Interest receivable	5,911	3,790	(1,077)
Prepaid expenses and deposits	35,389	30,597	(262,308)
Accounts payable	94,014	(71,566)	475,155
Payroll and payroll taxes payable	8,856	81,283	29,034
Net cash used in operating activities	(1,144,275)	(1,612,983)	(63,461,217)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	—	(7,697,121)
Proceeds from disposition of property and equipment	313	—	58,736
Proceeds (purchase) of certificates of deposit	1,565,577	(6,216)	(1,124,054)
Net proceeds from sale of available-for-sale securities	—	—	2,005,904
Increase in mineral properties	—	—	(144,312)
Net cash provided by (used in) investing activities	1,565,890	(6,216)	(6,900,847)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of common stock	128,250	—	75,009,686
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	549,865	(1,619,199)	4,647,622
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,145,092	10,246,073	47,335
CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,694,957	$8,626,874	$4,694,957
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$—	$—	$65,768
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Unrealized losses on available-for-sale securities	$(7,941)	$(5,985)	$(4,932)

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

The preparation of financial statements in accordance with U.S. GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company’s condensed consolidated financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions, which could have a material effect on the reported amounts of the Company’s consolidated financial position and results of operations. Operating results for the three month period ended March 31, 2014 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2014.

For further information, refer to the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

(a)           Going concern

The accompanying consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern and do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. The Company is an exploration stage company and has incurred losses since the inception of its exploration stage. The Company does not have sufficient cash to fund normal operations beyond 2014 without raising additional funds. The Company currently does not have a recurring source of revenue sufficient to fund normal operations and its ability to continue as a going concern is dependent on the Company’s ability to secure sufficient funding for its future exploration and working capital requirements, which may include the sale of its equity or debt securities, and the eventual profitable exploitation of its mining properties. There can be no assurance that the Company will succeed in securing additional funding on terms acceptable to the Company or at all, or in generating future profitable operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

(c)                                  Mining properties, exploration and development costs

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

(d)                                 Fair value measurements

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

(e)                                  Stock compensation

The Company measures and records the costs of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, recognized over the period during which an employee is required to provide services in exchange for such award.  Compensation cost is recognized for awards granted and for awards modified, repurchased or cancelled.

(f)                                   Net loss per share

Basic earnings or loss per share is computed on the basis of the weighted average number of shares outstanding during the period.   Diluted earnings or loss per share is calculated on the basis of the weighted average number of shares outstanding during the period plus the effect of potential dilutive shares during the period.  Potential dilutive shares include outstanding stock options and warrants.  For periods in which a net loss is reported, potential dilutive shares are excluded because they are antidilutive.  Therefore, basic loss per share is the same as diluted loss per share for the periods ended March 31, 2014 and 2013.

(f)                                   Recent Accounting Pronouncements

During 2013, the Financial Accounting Standards Board issued guidance related to unrecognized tax benefits related to a net operating loss carryforward, similar tax loss or a tax credit carryforward.  The new standard requires an unrecognized tax benefit that is not available under the tax law or not intended to be used at the reporting date to be presented as a separate liability, rather than netted against a deferred tax asset in the financial statements.  The Company adopted the provisions of this guidance effective January 1, 2014. This guidance did not have a significant impact on our consolidated financial position, results of operations or cash flows for the three months ended March 31, 2014.

(g)                                  Subsequent events

The Company evaluated events and transactions subsequent to the balance sheet date of March 31, 2014 for potential recognition or disclosure in the condensed consolidated financial statements.

NOTE 2  — CERTIFICATES OF DEPOSIT:

The Company owned two certificates of deposit for a total of $1,559,361 at December 31, 2013.  These investments matured in February 2014 and were not renewed.

The Company also has a certificate of deposit pledged as security for a Letter of Credit to the Montana Department of Environmental Quality as a reclamation guarantee for the Montanore expansion evaluation program.  This certificate matures on January 3, 2015, bears interest at the rate of 0.40% and renews automatically each year.  This certificate of deposit ($1,124,055 and $1,130,271 as of March 31, 2014 and December 31, 2013, respectively) is included with reclamation deposits on the Condensed Consolidated Balance Sheets.

NOTE 3  — AVAILABLE-FOR-SALE SECURITIES:

Available-for-sale securities are comprised of common stocks which have been valued using quoted market prices in active markets.  The following table summarizes the Company’s available-for-sale securities:

	March 31, 2014	December 31, 2013
Cost	$11,165	$11,165
Unrealized Gains (Losses)	(4,932)	3,009
Fair Market Value	$6,233	$14,174

NOTE 4 — FAIR VALUE MEASUREMENTS:

The following table summarizes the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2014, and the fair value calculation input hierarchy level determined to apply to each asset and liability category.  Quoted market prices were used to determine the fair value of available-for-sale securities.  The Company has no financial assets or liabilities that are measured at fair value on a nonrecurring basis.

	March 31, 2014	December 31, 2013	Input Hierarchy Level
Assets:
Available-for-sale securities	$6,233	$14,174	Level 1
Liabilities:
Asset retirement obligation	$485,248	$479,488	Level 3

The following table presents the fair value reconciliation of Level 3 liabilities measured at fair value during the three months ended March 31, 2014 and 2013:

	Asset Retirement Obligation
	2014	2013
Balance January 1	$479,488	$456,823
Accretion expense	5,760	5,488
Balance March 31	$485,248	$462,311

NOTE 5 — CONCENTRATION OF CREDIT RISK:

The Company maintains most of its cash and cash equivalents in one financial institution.  To date, the Company has not experienced a material loss or lack of access to its invested cash or cash equivalents; however, no assurance can be provided that access to the Company’s invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets. The total uninsured bank deposit balance on the Company’s bank statements was approximately $5,602,000 as of March 31, 2014.

NOTE 6 — STOCKHOLDERS’ EQUITY:

Common Shares:

For a description of the public offerings that occurred in 2011 and 2007 and the sales of common stock during 2007 and 2005, refer to the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Preferred Shares:

The Company has authorized 10,000,000 preferred shares, no par value.  Through March 31, 2014, the Company had not issued any preferred shares.

NOTE 7 — STOCK OPTIONS:

The Company had four equity incentive plans as of December 31, 2013.  Two of these plans, the 2003 Stock Option Plan and the 2003 Consultant Stock Compensation Plan, expired in February 2014.  There has been no change to the Company’s 2007 and 2012 Equity Incentive Plans during 2014, other than the items summarized below.  For a description of these Equity Incentive Plans, refer to the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

A summary of the option activity under the Company’s Equity Incentive Plans as of March 31, 2014, and changes during the period then ended, is presented below:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2014	4,663,000	$1.53
Exercised	(187,000)	$0.87
Forfeited or expired	(535,000)	$1.96
Outstanding at March 31, 2014	3,941,000	$1.50	2.68	$200,820
Exerciseable at March 31, 2014	3,371,000	$1.66	2.28	$200,820

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

	Three Months Ended March 31,
	2014(1)	2013
Weighted average risk-free interest rate	—	0.44%
Weighted average volatility	—	68.88%
Expected dividend yield	—	—
Weighted average expected life (in years)	—	3.0
Weighted average grant-date fair value	$—	$0.48

(1)         No options were granted during the three months ended March 31, 2014.

During the three months ended March 31, 2014 there were 187,000 stock options exercised with a weighted average price of $0.87 and a total intrinsic value of $67,724.  During the three months ended March 31, 2013, there were no stock options exercised.

A summary of the status of the Company’s nonvested options as of March 31, 2014 and changes during the year then ended is presented below:

	Number of Options	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2014	588,000	$0.27
Vested	(18,000)	$0.27
Nonvested at March 31, 2014	570,000	$0.27

As of March 31, 2014, there was $27,883 of unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans.  The cost is expected to be recognized over a weighted-average period of less than one year.

Total compensation costs recognized for stock-based employee compensation awards was $42,805 and $249,600 for the three months ended March 31, 2014 and 2013, respectively.  These costs were included in general and administrative expenses and technical services and exploration expenses on the Condensed Consolidated Statements of Operations.  Total costs recognized for stock-based compensation awards for services performed by outside parties were $5,519 and $0 for the three months ended March 31, 2014 and 2013, respectively.  Cash received from options exercised under all share-based payment arrangements during the three months ended March 31, 2014 and 2013 was $128,250 and $0, respectively.

NOTE 8 — COMMITMENTS:

The Company entered into an Exploration Earn-In Agreement with Estrella Gold Corp. on April 5, 2012, pursuant to which the Company could acquire 75% of the Estrella gold and silver exploration property located in central Peru by expending $5,000,000 on exploration activities.  Under the terms of the agreement, the Company was required to make annual cash payments to Estrella of $100,000 prior to the end of the first agreement year ending on February 28, 2013, and $200,000 prior to the end of each subsequent agreement year until the earn-in had been completed.  The Company was also required to expend a minimum of $500,000 in exploration and development expenditures in each of the first and second agreement years.  The Company was able to terminate this agreement at any time during the earn-in period; however, a minimum of $350,000 in exploration and development expenses was required during the first year of the agreement regardless of whether or not the agreement was terminated.  The Company met the first year’s exploration and development expenditure requirements during 2012.  During February 2013, the Company made the required $100,000 cash payment prior to the end of the first agreement year and continued the Exploration Earn-In Agreement into the second year.  During January 2014, the Company terminated the Exploration Earn-In Agreement.

ITEM 2.                                               MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2013, as well as with the financial statements and related notes and the other information appearing elsewhere in this report.  As used in this report, unless the context otherwise indicates, references to “we,” “our,” the “Company” and “us” refer to Mines Management, Inc. and its subsidiaries collectively.

We are an exploration stage company with a large silver-copper project, the Montanore Project, located in northwestern Montana.  The Montanore Project continues to be the Company’s main focus.  During 2014, the Company has continued to plan for the advanced exploration and delineation drilling program at the Montanore Project, principally through the pursuit of federal and state agency permitting approvals.

Overview First Quarter 2014

•                  The U.S. Fish and Wildlife Service (“USFWS”) issued a Final Biological Opinion (“BO”) for terrestrial and aquatic endangered species indicating the Montanore Project poses no jeopardy to endangered or threatened species in the area around the project.

•                  The U.S. Forest Service (“USFS”) and the Montana Department of Environmental Quality (“MDEQ”) continued to develop the Final Environmental Impact Statement (“FEIS”) during the quarter. The agency contractor responsible for writing the FEIS completed a draft of the document as well as a draft Record of Decision for agency review.

•                  The Company continued to work with the U.S. Army Corps of Engineers (“USACE”) on the Clean Water Act 404 permitting process. This process will continue concurrently with work on the FEIS and is required prior to the beginning construction of the tailings impoundment dam.

•                  The Company terminated the exploration program at its La Estrella gold-silver project in central Peru under the terms of its Earn-In Agreement with the owner, Estrella Gold Corp, during January 2014, as part of its cash conservation measures.

Montanore Permitting and Environmental

Approval by regulatory agencies will be required before the Montanore Project can proceed with exploration and project development.  The agencies that are involved with the major permits include the USFS, MDEQ, USACE, and the USFWS.  There are other permits required, such as water rights, which will involve other agencies.

The USFWS issued a Final BO for terrestrial and aquatic endangered species on March 31, 2014.  The USFWS determined the proposed plan of operations of the Montanore project, when combined with the planned mitigation, would not jeopardize the continued existence of grizzly bears, lynx, and bull trout in the area around the project.

The permitting process requires completion of the FEIS before a Record of Decision can be issued by the USFS and MDEQ.  The FEIS describes various elements of the project, provides analysis of impacts, includes public input, and discloses aspects of the proposed project that were considered by the agencies.  During the quarter, the contractor working on the FEIS submitted a draft to the involved agencies for internal review.  The USFS, MDEQ, and other agencies provided comments on the FEIS back to the contractor which is now working on the final editing and review steps in the process.  As part of the process, the agencies prepared a general schedule for completion that indicates a preliminary FEIS could be issued during the second or third quarter of 2014.  After the preliminary FEIS is issued, the final FEIS review process begins which includes preparation for publication and release to the public.

The USFS and MDEQ are also preparing a Record of Decision for the Montanore project.  Draft versions of that document were also completed during the quarter and are currently being reviewed and edited by the agencies.  A draft Record of Decision will be issued with the FEIS.

The other major permit required is the 404 permit issued by the USACE under the Clean Water Act.  This permit is required when waters of the U.S. are impacted by a proposed action, in this case by the project tailings impoundment.  The USACE and the Environmental Protection Agency (“EPA”) met during the quarter to coordinate their reviews of the proposed action as it relates to the approval of the 404 permit application submitted by the Company.  The Company expects the USACE to issue additional comments specific to the Company’s mitigation plan design that will be addressed as part of its continued review of the application.

The MDEQ continues to work on state reviews of various permits required for the project.  Under the State of Montana’s regulations, these permits will be issued after the FEIS and Record of Decision are completed.

Financial and Operating Results

The Company continues to expense all of its expenditures when incurred, with the exception of equipment and buildings which are capitalized.  The Company has no revenues from mining operations.  Financial results of operations include primarily general and administrative expenses, permitting, project advancement and engineering expenses.

Quarter Ended March 31, 2014

The Company reported a net loss of $1.5 million for the quarter ended March 31, 2014 compared to a net loss of $2.1 million for the quarter ended March 31, 2013.  The change in net loss in the 2014 quarter resulted primarily from reduced operating expenses:  (1) a $0.4 million decrease in general and administrative expenses consisting of $0.2 million less of stock based compensation issued during the first quarter of 2014 compared to 2013, the absence of a $0.1 million payment to continue the Earn-In Agreement with Estrella Gold Corp. in 2014, and a decrease of $0.1 million in payroll with two less employees during 2014;  and  (2) a $0.3 million decrease in technical services and exploration expenses which includes a $0.2 million reduction in Estrella project expenditures due to the termination of the project in January 2014 and a $0.1 million decrease in fees paid to the contractor working on the Environmental Impact Study during 2014; partly offset by (3) an increase of $0.1 million in legal, accounting and consulting expenditures primarily associated with a litigation matter as described in Part II, Item I, Legal Proceedings.

Liquidity

During the three months ended March 31, 2014, the net cash used in operating activities was approximately $1.1 million, which is $0.5 million less than the same period in the prior year.  This reduced our cash and cash equivalents and certificates of deposit from $5.7 million at December 31, 2013 to approximately $4.7 million at March 31, 2014.  We have continued to limit activity levels, including capital expenditures, until the Record of Decision is issued.

We anticipate expenditures of approximately $4.2 million for the final three quarters of 2014, which we expect to consist of approximately $0.8 million each quarter for general and administrative expenses, and $0.6 million each quarter for permitting, environmental, engineering, and geologic studies for the Montanore Project. We do not currently have enough cash on hand to fund ongoing operating expenses beyond 2014.  Additional financing will be required to continue operations as a going concern and to complete the evaluation drilling program and a bankable feasibility study.

Off-Balance Sheet Arrangements

As of March 31, 2014, we had no existing off-balance sheet arrangements (as defined under SEC rules) that have, or are reasonably likely to have, a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

ITEM 4.                                                CONTROLS AND PROCEDURES

Our management, with the participation of the Company’s Chief Executive Officer and the Company’s Controller and Principal Financial Officer, has evaluated the Company’s disclosure controls and procedures as of March 31, 2014.  Based upon this evaluation, the Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures are designed and were effective as of March 31, 2014 to give reasonable assurances that the information required to be disclosed in the reports that the Company’s files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is also accumulated and communicated to the Company’s management, including its Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2014 that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

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

We also filed on June 28, 2013 a condemnation action, Montanore Minerals Corp. v. Easements and Rights of Way under through and across those certain unpatented lode mining claims et al., Cause No. CV-00133-DLC, in the United States District Court for the District of Montana, Missoula Division. In this action we sought to acquire necessary easements and rights of way for the Montanore Project including for use of the adit and the construction and use of another underground tunnel and related equipment that are contemplated by the draft environment impact statement for the Montanore Project and other draft permits. The defendants include the defendant in the case referenced in the preceding paragraphs whose claim was determined to be valid and overlaps the existing adit.  We filed a motion for a preliminary condemnation order and injunction to obtain immediate access to the easements and rights-of-way and a motion to have the court declare the subject mining claims void for failure to comply with an essential federal filing requirement. The primary defendant filed a motion requesting the court to dismiss without prejudice or stay the condemnation proceeding on abstention grounds and a motion to dismiss one of the two condemnation counts.

On April 29, 2014, the U.S. District Court in Missoula granted the Company’s motion for a preliminary condemnation order, which affirms the Company’s right of access through the adit, and its right to construct another tunnel that is planned in connection with the potential construction of a mine.  In addition, the U.S. District Court granted the Company’s motion for a preliminary injunction for immediate right of possession, thereby preserving the Company’s ongoing access through the adit.  Our motion to declare the subject mining claims void was denied on abstention grounds.  The primary defendant’s motions to dismiss without prejudice or stay the condemnation proceeding on abstention grounds was denied.  The primary defendant’s motion to dismiss one of the condemnation counts was denied as moot.  The court decisions are subject to appeal.

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
101

The following financial information from Mines Management Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at March 31, 2014, and December 31, 2013, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2014, and March 31, 2013 and from Inception through March 31, 2014, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2014, and March 31, 2013, and from Inception through March 31, 2014 and (iv) the Notes to Condensed Consolidated Financial Statements. Pursuant to rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MINES MANAGEMENT, INC.

Date: May 15, 2014	By:	/s/ Glenn M. Dobbs
Glenn M. Dobbs
Chief Executive Officer

Date: May 15, 2014	By:	/s/ Nicole Altenburg
Nicole Altenburg
Principal Financial Officer