Form 10-Q
period 2014-06-30
MINES MANAGEMENT INC
filed 2014-08-14
CIK 66649

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

At August 14, 2014, 29,613,176 common shares, par value $0.001 per share, were issued and outstanding.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

Information contained in or incorporated by reference into this Quarterly Report on Form 10-Q may contain forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995.  The use of any of the words “development”, “anticipate”, “continues”, “estimate”, “expect”, “may”, “project”, “should”, “believe”, or similar expressions are intended to identify such statements.  Forward-looking statements included in this report relate to, among other things, comments regarding further exploration and evaluation of the Montanore Project, including drilling activities, engineering and environmental studies, environmental, reclamation and permitting requirements and the process and timing and the costs associated with the foregoing; the process and timing associated with the Montanore Project permitting process, including the issuance of a final environmental impact statement and a record of decision, financing needs, including the financing required to fund the Company’s ongoing activities, sources of financing; planned expenditures and cash requirements for the remaining two quarters of 2014,  efforts to reduce costs, including reducing manpower.  We believe the expectations reflected in those forward-looking statements are reasonable.  However, we cannot assure that the expectations will prove to be correct.  Certain cautionary statements are also included elsewhere in this report, including, without limitation, in conjunction with the forward-looking statements.  All forward-looking statements speak only as of the date made.  All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements.  Except as required by law, we undertake no obligation to update any forward-looking statements.  Factors that could cause actual results to differ materially from our expectations include, among others, those factors referenced in the “Risk Factors” section of this report and our Annual Report on Form 10-K for the year ended December 31, 2013 and such things as:

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

MINES MANAGEMENT, INC.

FORM 10-Q

QUARTER ENDED June 30, 2014

PART I— FINANCIAL INFORMATION

ITEM 1.                                                FINANCIAL STATEMENTS

i

Mines Management, Inc. and Subsidiaries

(An Exploration Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2014	December 31, 2013
Assets
CURRENT ASSETS:
Cash and cash equivalents	$3,339,409	$4,145,092
Interest receivable	2,205	6,988
Prepaid expenses and deposits	299,891	237,286
Certificates of deposit	—	1,559,361
Total current assets	3,641,505	5,948,727

PROPERTY AND EQUIPMENT:
Buildings and leasehold improvements	836,454	836,454
Equipment	6,385,752	6,419,066
Office equipment	343,897	344,939
	7,566,103	7,600,459
Less accumulated depreciation	6,673,449	6,294,700
	892,654	1,305,759
OTHER ASSETS:
Available-for-sale securities	7,197	14,174
Reclamation deposits	1,184,966	1,191,182
	1,192,163	1,205,356
	$5,726,322	$8,459,842
Liabilities and Stockholders’ Equity
CURRENT LIABILITIES:
Accounts payable	$682,516	$381,305
Payroll and payroll taxes payable	29,210	23,358
Total current liabilities	711,726	404,663

LONG-TERM LIABILITIES:
Asset retirement obligation	491,142	479,488
Total liabilities	1,202,868	884,151

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred shares — no par value, 10,000,000 shares authorized; -0- shares issued and outstanding	—	—
Common shares — $0.001 par value, 100,000,000 shares authorized; 29,211,448 and 28,999,752 shares issued and outstanding, respectively	29,212	29,000
Additional paid-in capital	87,550,957	87,230,381
Accumulated deficit	(1,117,306)	(1,117,306)
Deficit accumulated during the exploration stage	(81,935,441)	(78,569,393)
Accumulated other comprehensive income	(3,968)	3,009
Total stockholders’ equity	4,523,454	7,575,691
	$5,726,322	$8,459,842

See accompanying notes to condensed consolidated financial statements.

Mines Management, Inc. and Subsidiaries

(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,		From Inception of Exploration Stage August 12, 2002 Through June 30,
	2014	2013	2014	2013	2014
REVENUE:
Royalties	$7,627	$6,937	$14,918	$15,245	$196,394
OPERATING EXPENSES:
General and administrative	700,228	758,453	1,291,863	1,733,854	37,117,941
Technical services and exploration	604,421	625,090	1,086,339	1,420,914	34,510,015
Depreciation	206,091	232,745	412,792	467,648	6,770,568
Legal, accounting, and consulting	328,208	199,746	534,912	305,885	5,961,768
Fees, filing, and licenses	5,397	32,556	73,166	83,242	3,077,339
Impairment of mineral properties	—	—	—	—	504,492
Total operating expenses	1,844,345	1,848,590	3,399,072	4,011,543	87,942,123
LOSS FROM OPERATIONS	(1,836,718)	(1,841,653)	(3,384,154)	(3,996,298)	(87,745,729)
OTHER INCOME:
Gain from warrant derivatives	—	—	—	—	476,381
Gain from sale of assets	11,900	—	11,900	—	34,900
Gain on sale of available-for-sale securities	—	—	—	—	2,005,904
Interest income, net	2,481	6,110	6,206	13,677	3,293,103
	14,381	6,110	18,106	13,677	5,810,288
NET LOSS	$(1,822,337)	$(1,835,543)	$(3,366,048)	$(3,982,621)	$(81,935,441)
NET LOSS PER SHARE (basic and diluted)	$(0.06)	$(0.06)	$(0.12)	$(0.14)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (basic and diluted)	29,179,030	28,999,752	29,108,403	28,999,752

See accompanying notes to condensed consolidated financial statements.

Mines Management, Inc. and Subsidiaries

(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,		From Inception of Exploration Stage August 12, 2002 Through
	2014	2013	2014	2013	June 30, 2014
Net Loss	$(1,822,337)	$(1,835,543)	$(3,366,048)	$(3,982,621)	$(81,935,441)
Reclassification to realized gain upon sale of marketable securities	—	—	—	—	(2,005,904)
Adjustment to net unrealized gain (loss) on marketable securities	964	7,770	(6,977)	1,785	2,001,936
COMPREHENSIVE LOSS	$(1,821,373)	$(1,827,773)	$(3,373,025)	$(3,980,836)	$(81,939,409)

See accompanying notes to condensed consolidated financial statements.

Mines Management, Inc. and Subsidiaries

(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,		From Inception of Exploration Stage August 12, 2002 Through June 30,
	2014	2013	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,366,048)	$(3,982,621)	$(81,935,441)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	143,038	249,600	11,473,549
Stock received for services	—	—	(11,165)
Depreciation	412,792	467,648	6,770,568
Initial measurement of asset retirement obligation	—	—	344,187
Accretion of asset retirement obligation	11,654	11,103	146,955
Gain on sale of available-for-sale securities	—	—	(2,005,904)
Gain from warrant derivatives	—	—	(476,381)
Gain on sale of property and equipment	(11,900)	—	(34,900)
Impairment of mineral properties	—	—	504,492
Changes in assets and liabilities:
Interest receivable	4,783	1,362	(2,205)
Prepaid expenses and deposits	(62,605)	29,105	(360,302)
Accounts payable	301,211	(114,732)	682,352
Payroll and payroll taxes payable	5,852	7,460	26,030
Net cash used in operating activities	(2,561,223)	(3,331,075)	(64,878,165)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	—	(7,697,121)
Proceeds from disposition of property and equipment	12,213	—	70,636
Proceeds (purchase) of certificates of deposit	1,565,577	(6,216)	(1,124,054)
Net proceeds from sale of available-for-sale securities	—	—	2,005,904
Increase in mineral properties	—	—	(144,312)
Net cash provided by (used in) investing activities	1,577,790	(6,216)	(6,888,947)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of common stock	177,750	—	75,059,186
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(805,683)	(3,337,291)	3,292,074
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,145,092	10,246,073	47,335
CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,339,409	$6,908,782	$3,339,409
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$—	$—	$65,768
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Unrealized gains (losses) on available-for-sale securities	$(6,977)	$1,785	$(3,968)

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

The preparation of financial statements in accordance with U.S. GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company’s condensed consolidated financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions, which could have a material effect on the reported amounts of the Company’s consolidated financial position and results of operations. Operating results for the three and six month periods ended June 30, 2014 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2014.

For further information, refer to the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

(a)           Going concern

The accompanying consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern and do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. The Company is an exploration stage company and has incurred losses since the inception of its exploration stage. As of June 30, 2014, the Company did not have sufficient cash to fund normal operations beyond 2014 without raising additional funds. The Company currently does not have a recurring source of revenue sufficient to fund normal operations and its ability to continue as a going concern is dependent on the Company’s ability to secure sufficient funding for its future exploration and working capital requirements, which may include the sale of its equity or debt securities, and the eventual profitable exploitation of its mining properties.

On July 30, 2014, the Company sold 4,000 units consisting of one share of the Company’s Series B 6% Convertible Preferred Stock, and a warrant to purchase approximately 636 shares of the Company’s common stock, at a price of $1,000 per unit as described further in Note 6.  The offering yielded gross proceeds, before offering expenses, of $4.0 million.  However, the Company still needs additional funding to continue normal operations.  The Company’s plans for the long-term return to and continuation as a going concern include securing additional funding.  There can be no assurance that the Company will succeed in securing additional funding on terms acceptable to the Company or at all, or in generating future profitable operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

(f)            Net loss per share

Basic earnings or loss per share is computed on the basis of the weighted average number of shares outstanding during the period.  Diluted earnings or loss per share is calculated on the basis of the weighted average number of shares outstanding during the period plus the effect of potential dilutive shares during the period.  Potential dilutive shares include outstanding stock options and warrants.  For periods in which a net loss is reported, potential dilutive shares are excluded because they are antidilutive.  Therefore, basic loss per share is the same as diluted loss per share for the periods ended June 30, 2014 and 2013.

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

(g)           Subsequent events

The Company evaluated events and transactions subsequent to the balance sheet date of June 30, 2014 for potential recognition or disclosure in the condensed consolidated financial statements.

NOTE 2 — CERTIFICATES OF DEPOSIT:

The Company owned two certificates of deposit for a total of $1,559,361 at December 31, 2013.  These investments matured in February 2014 and were not renewed.

The Company also has a certificate of deposit pledged as security for a Letter of Credit to the Montana Department of Environmental Quality as a reclamation guarantee for the Montanore expansion evaluation program.  This certificate matures on January 3, 2015, bears interest at the rate of 0.40% and renews automatically each year.  This certificate of deposit ($1,124,055 and $1,130,271 as of June 30, 2014 and December 31, 2013, respectively) is included with reclamation deposits on the Condensed Consolidated Balance Sheets.

NOTE 3 — AVAILABLE-FOR-SALE SECURITIES:

Available-for-sale securities are comprised of common stocks which have been valued using quoted market prices in active markets.  The following table summarizes the Company’s available-for-sale securities:

	June 30, 2014	December 31, 2013
Cost	$11,165	$11,165
Unrealized Gains (Losses)	(3,968)	3,009
Fair Market Value	$7,197	$14,174

NOTE 4 — FAIR VALUE MEASUREMENTS:

The following table summarizes the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2014, and the fair value calculation input hierarchy level determined to apply to each asset and liability category. Quoted market prices were used to determine the fair value of available-for-sale securities. The Company has no financial assets or liabilities that are measured at fair value on a nonrecurring basis.

	June 30, 2014	December 31, 2013	Input Hierarchy Level
Assets:
Available-for-sale securities	$7,197	$14,174	Level 1
Liabilities:
Asset retirement obligation	$491,142	$479,488	Level 3

The following table presents the fair value reconciliation of Level 3 liabilities measured at fair value during the six months ended June 30, 2014 and 2013:

	Asset Retirement Obligation
	2014	2013
Balance January 1	$479,488	$456,823
Accretion expense	5,760	5,488
Balance March 31	485,248	462,311
Accretion expense	5,894	5,615
Balance June 30	$491,142	$467,926

NOTE 5 — CONCENTRATION OF CREDIT RISK:

The Company maintains most of its cash and cash equivalents in one financial institution.  To date, the Company has not experienced a material loss or lack of access to its invested cash or cash equivalents; however, no assurance can be provided that access to the Company’s invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets. The total uninsured bank deposit balance on the Company’s bank statements was approximately $4,215,000 as of June 30, 2014.

NOTE 6 — STOCKHOLDERS’ EQUITY:

Common Shares:

For a description of the public offerings and sales of common stock that occurred prior to 2014, refer to the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Preferred Shares:

The Company has authorized 10,000,000 preferred shares, no par value.  Through June 30, 2014, the Company had not issued any preferred shares.

On July 30, 2014, the Company sold to one investor 4,000 units consisting of one share of the Company’s Series B 6% convertible preferred stock, no par value, and a warrant to purchase approximately 636 shares of the company’s common stock, par value $0.001 per share, at a price to the investor of $1,000 per unit.  Each share of Series B convertible preferred stock is immediately convertible into shares of common stock at a conversion rate of approximately 1,271 shares of common stock for each share of Series B convertible preferred stock (equivalent to a conversion price of $0.7866 per share of common stock).  The warrants are immediately exercisable at an exercise price of $1.0816 per share and will expire November 30, 2018.  The offering yielded gross proceeds, before offering expenses, of $4.0 million (net proceeds of $3.6 million after deducting placement agent and investor fees and expenses but before deducting other offering expenses).  As of August 14, 2014, 316 shares of the Series B 6% convertible preferred stock had been converted into 401,728 shares of common stock.

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

A summary of the option activity under the Company’s Equity Incentive Plans as of June 30, 2014, and changes during the period then ended, is presented below:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2014	4,663,000	$1.53
Exercised	(187,000)	$0.87
Forfeited or expired	(535,000)	$1.96
Outstanding at March 31, 2014	3,941,000	$1.50
Granted	530,000	$0.91
Exercised	(50,000)	$0.99
Forfeited or expired	(200,000)	$0.99
Outstanding at June 30, 2014	4,221,000	$1.46	2.92	$518,650
Exercisable at June 30, 2014	3,821,000	$1.52	2.70	$518,650

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013(1)	2014	2013
Weighted average risk-free interest rate	0.91%	—	0.91%	0.44%
Weighted average volatility	73.08%	—	73.08%	68.88%
Expected dividend yield	—	—	—	—
Weighted average expected life (in years)	3.0	—	3.0	3.0
Weighted average grant-date fair value	$0.44	$—	$0.44	$0.48

(1)   No options were granted during the three months ended June 30, 2013.

During the three months ended June 30, 2014 there were 50,000 stock options exercised with a weighted average exercise price of $0.99 and a total intrinsic value of $3,000.  During the six months ended June 30, 2014, there were 237,000 stock options exercised with a weighted average exercise price of $0.90 and a total intrinsic value of $88,724.  During the six months ended June 30, 2013, there were no stock options exercised.

A summary of the status of the Company’s nonvested options as of June 30, 2014 and changes during the period then ended is presented below:

	Number of Options	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2014	588,000	$0.27
Vested	(18,000)	$0.27
Nonvested at March 31, 2014	570,000	$0.27
Granted	400,000	$0.44
Vested	(570,000)	$0.27
Nonvested at June 30, 2014	400,000	$0.44

As of June 30, 2014, there was $160,850 of unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans.  The cost is expected to be recognized over a weighted-average period of less than one year.

Total compensation costs recognized for stock-based employee compensation awards was $96,556 and $0 for the three months ended June 30, 2014 and 2013, respectively.  Total compensation costs recognized for stock-based employee compensation awards was $133,842 and $249,600 for the six months ended June 30, 2014 and 2013, respectively.  These costs were included in general and administrative expenses and technical services and exploration expenses on the Condensed Consolidated Statements of Operations.  Total costs recognized for stock-based compensation awards for services performed by outside parties were $3,677 and $0 for the three months ended June 30, 2014 and 2013, respectively. Total costs recognized for stock-based compensation awards for services performed by outside parties were $9,196 and $0 for the six months ended June 30, 2014 and 2013, respectively.  Cash received from options exercised under all share-based payment arrangements during the six months ended June 30, 2014 and 2013 was $177,750 and $0, respectively.

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

Overview Second Quarter 2014

•      The Company sought additional funding for future operations during the quarter, and completed a financing on July 30, 2014 which yielded gross proceeds, of $4.0 million (net proceeds of $3.6 million after deducting placement agent and investor fees and expenses but before deducting other offering expenses).  The Company sold to one investor 4,000 units consisting of one share of the Company’s Series B 6% convertible preferred stock plus a warrant to purchase approximately 636 shares of the Company’s common stock at a price to the public of $1,000 per unit.

•      The U.S. Forest Service (“USFS”) and the Montana Department of Environmental Quality (“MDEQ”) continued to develop the Final Environmental Impact Statement (“FEIS”) during the quarter.  The next step in the process is the issuance of a preliminary FEIS which is expected during the third quarter of 2014.

•      The Company continued to work with the U.S. Army Corps of Engineers (“USACE”) on the Clean Water Act 404 permitting process. This process will continue concurrently with work on the FEIS and although not required for the FEIS, it is required prior to beginning construction of the tailings impoundment dam.  The Company is currently preparing responses to agency comments on its wetlands mitigation plan, received during the quarter.

•      The MDEQ has completed a draft nondegradation review which outlines monitoring of mine inflow and hydrological modeling updates that will be required to demonstrate compliance with flow requirements during the early stages of construction and operation.

Montanore Permitting and Environmental

Approval by regulatory agencies will be required before the Montanore Project can proceed with exploration and project development.  The agencies that are involved with the major permits include the USFS, MDEQ, USACE, and the U.S. Fish and Wildlife Service (“USFWS”).  There are other permits required, such as water rights, which will involve other agencies.

The permitting process requires completion of the FEIS before a Record of Decision can be issued by the USFS and MDEQ.  The FEIS describes various elements of the project, provides analysis of impacts, includes public input, and discloses aspects of the proposed project that were considered by the agencies.  The USFWS issued a Final Biological Opinion for terrestrial and aquatic endangered species at the end of the first quarter 2014, the USFS initiated work to update the wildlife section of the FEIS to reflect the information and recommendations made in the Biological Opinion.  All other sections of the FEIS have been drafted and are in the final internal editing and review steps of the process.  The next important step is the completion of a preliminary FEIS for internal review by the cooperating agencies.  Based on the current schedule for completion drafted by the EIS contractor, the preliminary FEIS could be issued during the third quarter of 2014.  After the preliminary FEIS is issued, the final FEIS review process begins which includes preparation for publication and release to the public.

The USFS and MDEQ are preparing a Record of Decision (“ROD”) for the Montanore project.  Draft versions of that document were also completed during the first quarter 2014 and are currently being reviewed and edited by the agencies.  A draft ROD will be issued with the FEIS.

The other major permit required is the 404 permit issued by the USACE under the Clean Water Act.  This permit is required when waters of the U.S. are impacted by a proposed action, in this case by the project tailings impoundment.  The USACE provided comments on the wetlands mitigation plan submitted by the Company and provided additional clarification on the assessment of the proposed impact on jurisdictional waters.  The Company is updating information and actively preparing responses to these comments.

During the quarter, the MDEQ completed a draft nondegradation review outlining monitoring of mine inflow and hydrological modeling updates that will be required to demonstrate compliance with flow requirements during the early stages of construction and operation.  A decision will be issued as part of the FEIS and draft ROD by the USFS and MDEQ.

The MDEQ continues to work on water rights, transmission line permits, and other minor regulatory reviews that will be required to gain approval for the project.  Under the State of Montana’s regulations, these permits will be issued following issuance of the FEIS and Record of Decision.

Financial and Operating Results

The Company continues to expense all of its expenditures when incurred, with the exception of equipment and buildings which are capitalized.  The Company has no revenues from mining operations.  Financial results of operations include primarily general and administrative expenses, and permitting, project advancement and engineering expenses.

Quarter Ended June 30, 2014

The Company reported a net loss of $1.8 million in each of the quarters ended June 30, 2014 and 2013.  The most significant difference in operating expenditures between the two quarters was an increase in legal, accounting and consulting fees of $0.1 million during the 2014 quarter, primarily due to the litigation matter described in Part II, Item I, Legal Proceedings.  This increase was offset by a decrease in expenditures related to the La Estrella project during 2014 of $0.1 million due to the termination of the project in

January 2014.  Expenditures related to La Estrella were included in general and administrative expenses, technical services and exploration, and fees, filing, and licenses on the Condensed Consolidated Statements of Operations.

Six Months Ended June 30, 2014

The Company reported a net loss of $3.4 million for the six months ended June 30, 2014 compared to a net loss of $4.0 million for the six months ended June 30, 2013.  The change in net loss resulted primarily from reduced operating expenses during the 2014 period including:  (1) a $0.4 million decrease in general and administrative expenses consisting of $0.1 million less of stock-based compensation during the 2014 period compared to the 2013 period, the absence in 2014 of a $0.1 million payment to continue the Earn-In Agreement with Estrella Gold Corp., a decrease in 2014 of $0.1 million in payroll with two fewer employees, and a $0.1 million decrease in promotional and other administrative expenses during 2014; (2) a $0.3 million decrease in technical services and exploration expenses primarily related to the termination of the La Estrella project in January 2014;  and (3) a $0.1 million decrease in depreciation during 2014 due to property and equipment having reached the end of its depreciable life;  partly offset by (4) an increase of $0.2 million in legal, accounting and consulting expenditures during the 2014 period primarily associated with a litigation matter as described in Part II, Item I, Legal Proceedings.

Liquidity

During the six months ended June 30, 2014, the net cash used in operating activities was approximately $2.6 million, which is $0.7 million less than the same period in the prior year.  This reduced our cash and cash equivalents and certificates of deposit from $5.7 million at December 31, 2013 to approximately $3.3 million at June 30, 2014.

We anticipate expenditures of approximately $2.8 million for the final two quarters of 2014, which we expect to consist of approximately $0.8 million each quarter for general and administrative expenses, and $0.6 million each quarter for permitting, environmental, engineering, and geologic studies for the Montanore Project.  On July 30, 2014, we completed a financing which yielded gross proceeds of $4.0 million (net proceeds of $3.6 million after deducting placement agent and investor fees and expenses but before deducting other offering expenses). We plan to continue to limit activity levels, including capital expenditures, until the Record of Decision is issued.  Additional financing will be required to continue operations and to complete the evaluation drilling program and a bankable feasibility study.

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The majority of our cash balances are held in U.S. dollars and our long term investment certificates of deposit are denominated in U.S. dollars in local and national banking institutions.  We manage the timing of cash required for review of the permitting and engineering of the Montanore Project and for general corporate purposes utilizing our money market account.  Our policy is to invest only in government securities rated “investment grade” or better.

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

ITEM 4.                CONTROLS AND PROCEDURES

Our management, with the participation of the Company’s Chief Executive Officer and the Company’s Controller and Principal Financial Officer, has evaluated the Company’s disclosure controls and procedures as of June 30, 2014.  Based upon this evaluation, the Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures are designed and were effective as of June 30, 2014 to give reasonable assurances that the information required to be disclosed in the reports that the Company’s files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is also accumulated and communicated to the Company’s management, including its Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2014 that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

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

On remand, the Company filed a motion to substitute the District Court judge, which was denied by the District Court judge. The Company has appealed this denial to the Montana Supreme Court.

On June 28, 2013 the Company filed a condemnation action, Montanore Minerals Corp. v. Easements and Rights of Way under through and across those certain unpatented lode mining claims et al., Cause No. CV-00133-DLC, in the United States District Court for the District of Montana, Missoula Division. In this action we sought to acquire necessary easements and rights of way for the Montanore Project including for use of the adit and the construction and use of another underground tunnel and related equipment that are contemplated by the draft environment impact statement for the Montanore Project and other draft permits. The defendants include the defendant in the case referenced in the preceding paragraphs whose claim was determined to be valid and overlaps the existing adit.  We filed a motion for a preliminary condemnation order and injunction to obtain immediate access to the easements and rights-of-way and a motion to have the court declare the subject mining claims void for failure to comply with an essential federal filing requirement. The primary defendant filed a motion requesting the court to dismiss without prejudice or stay the condemnation proceeding on abstention grounds and a motion to dismiss one of the two condemnation counts.

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

On July 10, 2014, Frank R. Wall filed a complaint in the Montana Nineteenth Judicial District Court, Lincoln County, Montana, Frank R. Wall vs. Patent Lode Mining claims HR-133 AND HR 134, et al., arising out of the facts related to the litigation described above and claiming monetary damages, declaratory judgments and other relief.  The complaint names the Company and its subsidiaries Newhi, Inc. and Montanore Minerals Corporation as defendants.  The complaint has not been served on the Company or its subsidiaries.  The Company believes the allegations of the complaint are without merit.

ITEM 1A.             RISK FACTORS

The following risk factors relate to the Company’s issuance of Series B 6% Convertible Preferred Stock (the “Preferred Stock”) in July 2014.

The holders of our Preferred Stock have rights as a holder of Preferred Stock that are senior to, and could disadvantage, holders of our common stock.

The Preferred Stock is senior to our common stock in the right to receive dividends and payments in the event of a liquidation. These preferences could disadvantage the holders of our common stock, and may make it more difficult for us to raise equity capital in the future.

We may issue a significant number of shares of common stock upon the conversion of our Preferred Stock and as dividends payments on the Preferred Stock, and common stockholders may be adversely affected by the issuance of those shares.

If our shareholders approve certain proposals related to the Preferred Stock and our common stock purchase warrants issued on July 25, 2014, the Preferred Stock will include a full ratchet anti-dilution provision that would reduce the conversion price of the Preferred Stock if at any time we issue equity or equity equivalent securities having an effective issue, exercise or conversion price lower than the then-existing Preferred Stock conversion price. In addition, we are obligated to pay a 6% quarterly dividend on the Preferred Stock for as long as the Preferred Stock is outstanding, and have the option to pay the dividend in our common stock.  In general, the number of shares issuable would increase if the price of our common stock decreased. The issuance of our common stock on conversion of the Preferred Stock and payment of dividends, and the increase in the number of shares issued on conversion in the event the conversion price is reduced due to the full ratchet anti-dilution provision, could adversely affect the market price of our common stock, even if our business is doing well.

Mandatory redemption and certain other provisions of the Preferred Stock may defer, delay or prevent a change in control of the Company.

The mandatory redemption and certain other provisions of the Preferred Stock may have the effect of deferring, delaying or preventing a change in control of the Company.  The Preferred Stock is required to be redeemed in the event of a change in control of the Company approved by the Board at a redemption price of 115% of the stated value of the Preferred Stock, or $4,600,000, which amount would most likely be required to be paid by the acquiring company.   In a change of control transaction not approved by the Board in which shareholders of the Company receive securities of the acquiring company or cash, if the holders do not require redemption of the Preferred Stock, the value attributed to the Preferred Stock would exceed the value attributed to the Common Stock, thereby decreasing the amount received by holders of Common Stock in such a transaction.

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

101.INS        XBRL Instance Document

101.SCH      XBRL Taxonomy Extension Schema Document

101.CAL      XBRL Taxonomy Calculation Linkbase Document

101.DEF       XBRL Taxonomy Definition Document

101.LAB      XBRL Taxonomy Label Linkbase Document

101.PRE       XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MINES MANAGEMENT, INC.

Date: August 14, 2014	By:	/s/ Glenn M. Dobbs
Glenn M. Dobbs
Chief Executive Officer

Date: August 14, 2014	By:	/s/ Nicole Altenburg
Nicole Altenburg
Principal Financial Officer