Form 10-Q
period 2014-09-30
MINES MANAGEMENT INC
filed 2014-11-14
CIK 66649

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

At November 14, 2014, 29,814,040 common shares, par value $0.001 per share, were issued and outstanding.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

Information contained in or incorporated by reference into this Quarterly Report on Form 10-Q may contain forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995.  The use of any of the words “development”, “anticipate”, “continues”, “estimate”, “expect”, “may”, “project”, “should”, “believe”, or similar expressions are intended to identify such statements.  Forward-looking statements included in this report relate to, among other things, comments regarding further exploration and evaluation of the Montanore Project, including drilling activities, engineering and environmental studies, environmental, reclamation and permitting requirements and the process and timing and the costs associated with the foregoing; the process and timing associated with the Montanore Project permitting process, including the issuance of a final environmental impact statement and a record of decision, financing needs, including the financing required to fund the Company’s ongoing activities, sources of financing; planned expenditures and cash requirements for the remaining quarter of 2014,  efforts to reduce costs, including reducing manpower.  We believe the expectations reflected in those forward-looking statements are reasonable.  However, we cannot assure that the expectations will prove to be correct.  Certain cautionary statements are also included elsewhere in this report, including, without limitation, in conjunction with the forward-looking statements.  All forward-looking statements speak only as of the date made.  All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements.  Except as required by law, we undertake no obligation to update any forward-looking statements.  Factors that could cause actual results to differ materially from our expectations include, among others, those factors referenced in the “Risk Factors” section of this report and our Annual Report on Form 10-K for the year ended December 31, 2013 and such things as:

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

MINES MANAGEMENT, INC.

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2014

PART I— FINANCIAL INFORMATION

ITEM 1.                                                FINANCIAL STATEMENTS

Contents

Page

FINANCIAL STATEMENTS (unaudited):

Condensed consolidated balance sheets	1

Condensed consolidated statements of operations	2

Condensed consolidated statements of comprehensive loss	3

Condensed consolidated statements of cash flows	4

Notes to condensed consolidated financial statements	5-10

i

Mines Management, Inc. and Subsidiaries

(An Exploration Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2014	December 31, 2013
Assets
CURRENT ASSETS:
Cash and cash equivalents	$5,426,539	$4,145,092
Interest receivable	3,344	6,988
Prepaid expenses and deposits	336,655	237,286
Certificates of deposit	—	1,559,361
Total current assets	5,766,538	5,948,727

PROPERTY AND EQUIPMENT:
Buildings and leasehold improvements	836,454	836,454
Equipment	6,361,318	6,419,066
Office equipment	343,897	344,939
	7,541,669	7,600,459
Less accumulated depreciation	6,850,764	6,294,700
	690,905	1,305,759
OTHER ASSETS:
Available-for-sale securities	5,649	14,174
Reclamation deposits	1,184,966	1,191,182
	1,190,615	1,205,356
	$7,648,058	$8,459,842
Liabilities and Stockholders’ Equity
CURRENT LIABILITIES:
Accounts payable	$550,571	$381,305
Payroll and payroll taxes payable	21,977	23,358
Dividends payable	35,848	—
Total current liabilities	608,396	404,663

LONG-TERM LIABILITIES:
Asset retirement obligation	497,174	479,488
Total liabilities	1,105,570	884,151

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred shares — no par value, 10,000,000 shares authorized; Series B 6% convertible preferred shares — $1,000 stated value, 3,526 and -0- shares issued and outstanding, respectively	3,526,000	—
Common shares — $0.001 par value, 100,000,000 shares authorized; 29,814,040 and 28,999,752 shares issued and outstanding, respectively	29,814	29,000
Additional paid-in capital	87,591,786	87,230,381
Accumulated deficit	(1,117,306)	(1,117,306)
Deficit accumulated during the exploration stage	(83,482,290)	(78,569,393)
Accumulated other comprehensive income	(5,516)	3,009
Total stockholders’ equity	6,542,488	7,575,691
	$7,648,058	$8,459,842

See accompanying notes to condensed consolidated financial statements.

Mines Management, Inc. and Subsidiaries

(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,		From Inception of Exploration Stage August 12, 2002 Through September 30,
	2014	2013	2014	2013	2014
REVENUE:
Royalties	$4,622	$9,049	$19,540	$24,294	$201,016
OPERATING EXPENSES:
General and administrative	544,983	561,647	1,836,846	2,295,501	37,662,924
Technical services and exploration	480,274	616,415	1,566,613	2,037,329	34,990,289
Depreciation	201,749	232,746	614,541	700,394	6,972,317
Legal, accounting, and consulting	261,529	259,540	796,441	565,425	6,223,297
Fees, filing, and licenses	139,983	128,552	213,149	211,794	3,217,322
Impairment of mineral properties	—	—	—	—	504,492
Total operating expenses	1,628,518	1,798,900	5,027,590	5,810,443	89,570,641
LOSS FROM OPERATIONS	(1,623,896)	(1,789,851)	(5,008,050)	(5,786,149)	(89,369,625)
OTHER INCOME:
Gain from warrant derivatives	—	—	—	—	476,381
Gain from sale of property and equipment	110,700	—	122,600	—	145,600
Gain on sale of available-for-sale securities	—	—	—	—	2,005,904
Interest income, net	2,912	5,495	9,118	19,172	3,296,015
	113,612	5,495	131,718	19,172	5,923,900
NET LOSS	(1,510,284)	(1,784,356)	(4,876,332)	(5,766,977)	(83,445,725)
CUMULATIVE PREFERRED STOCK DIVIDENDS	(36,565)	—	(36,565)	—	(36,565)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(1,546,849)	$(1,784,356)	$(4,912,897)	$(5,766,977)	$(83,482,290)
NET LOSS PER SHARE (basic and diluted)	$(0.05)	$(0.06)	$(0.17)	$(0.20)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (basic and diluted)	29,554,227	28,999,752	29,258,644	28,999,752

See accompanying notes to condensed consolidated financial statements.

Mines Management, Inc. and Subsidiaries

(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,		From Inception of Exploration Stage August 12, 2002 Through
	2014	2013	2014	2013	September 30, 2014
Net Loss	$(1,510,284)	$(1,784,356)	$(4,876,332)	$(5,766,977)	$(83,445,725)
Reclassification to realized gain upon sale of marketable securities	—	—	—	—	(2,005,904)
Adjustment to net unrealized gain (loss) on marketable securities	(1,548)	(3,703)	(8,525)	(1,918)	2,000,388
COMPREHENSIVE LOSS	$(1,511,832)	$(1,788,059)	$(4,884,857)	$(5,768,895)	$(83,451,241)

See accompanying notes to condensed consolidated financial statements.

Mines Management, Inc. and Subsidiaries

(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,		From Inception of Exploration Stage August 12, 2002 Through September 30,
	2014	2013	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,876,332)	$(5,766,977)	$(83,445,725)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	216,393	327,030	11,546,904
Stock received for services	—	—	(11,165)
Depreciation	614,541	700,394	6,972,317
Initial measurement of asset retirement obligation	—	—	344,187
Accretion of asset retirement obligation	17,686	16,849	152,987
Gain on sale of available-for-sale securities	—	—	(2,005,904)
Gain from warrant derivatives	—	—	(476,381)
Gain on sale of property and equipment	(122,600)	—	(145,600)
Impairment of mineral properties	—	—	504,492
Changes in assets and liabilities:
Interest receivable	3,644	3,505	(3,344)
Prepaid expenses and deposits	(99,369)	(30,172)	(397,066)
Accounts payable	169,266	(57,204)	550,407
Payroll and payroll taxes payable	(1,381)	4,731	18,797
Net cash used in operating activities	(4,078,152)	(4,801,844)	(66,395,094)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	—	(7,697,121)
Proceeds from disposition of property and equipment	122,913	—	181,336
Proceeds (purchase) of certificates of deposit	1,565,577	(6,216)	(1,124,054)
Net proceeds from sale of available-for-sale securities	—	—	2,005,904
Increase in mineral properties	—	—	(144,312)
Net cash provided by (used in) investing activities	1,688,490	(6,216)	(6,778,247)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of preferred stock	3,494,076	—	3,494,076
Net proceeds from sales of common stock	177,750	—	75,059,186
Cumulative preferred stock dividends	(717)	—	(717)
Net cash provided by financing activities	3,671,109	—	78,552,545
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,281,447	(4,808,060)	5,379,204
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,145,092	10,246,073	47,335
CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,426,539	$5,438,013	$5,426,539
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$—	$—	$65,768
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Unrealized gains (losses) on available-for-sale securities	$(8,525)	$1,918	$(5,516)
Change in cumulative preferred stock dividends payable	$35,848	$—	$35,848
Preferred shares converted to common shares	$474,000	$—	$474,000

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

The preparation of financial statements in accordance with U.S. GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company’s condensed consolidated financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions, which could have a material effect on the reported amounts of the Company’s consolidated financial position and results of operations. Operating results for the three and nine month periods ended September 30, 2014 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2014.

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

On July 30, 2014, the Company sold 4,000 units consisting of one share of the Company’s Series B 6% convertible preferred stock, and a warrant to purchase approximately 636 shares of the Company’s common stock, at a price of $1,000 per unit as described further in Note 6.  The offering yielded gross proceeds, before offering expenses, of $4.0 million.  However, the Company still needs additional funding to continue normal operations.  The Company’s plans for the long-term return to and continuation as a going concern include securing additional funding and the eventual profitable operation of its mining property.  There can be no assurance that the Company will succeed in securing additional funding on terms acceptable to the Company or at all, or in generating future profitable operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

(f)                                   Net loss per share

Basic earnings or loss per share is computed on the basis of the weighted average number of shares outstanding during the period.  Diluted earnings or loss per share is calculated on the basis of the weighted average number of shares outstanding during the period plus the effect of potential dilutive shares during the period.  Potential dilutive shares include outstanding stock options and warrants.  For periods in which a net loss is reported, potential dilutive shares are excluded because they are antidilutive.  Therefore, basic loss per share is the same as diluted loss per share for the periods ended September 30, 2014 and 2013.

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

(g)                                  Subsequent events

The Company evaluated events and transactions subsequent to the balance sheet date of September 30, 2014 for potential recognition or disclosure in the condensed consolidated financial statements.

NOTE 2 — CERTIFICATES OF DEPOSIT:

The Company owned two certificates of deposit for a total of $1,559,361 at December 31, 2013.  These investments matured in February 2014 and were not renewed.

The Company also has a certificate of deposit pledged as security for a Letter of Credit to the Montana Department of Environmental Quality as a reclamation guarantee for the Montanore expansion evaluation program.  This certificate matures on January 3, 2015, bears interest at the rate of 0.40% and renews automatically each year.  This certificate of deposit ($1,124,055 and $1,130,271 as of September 30, 2014 and December 31, 2013, respectively) is included with reclamation deposits on the Condensed Consolidated Balance Sheets.

NOTE 3 — AVAILABLE-FOR-SALE SECURITIES:

Available-for-sale securities are comprised of common stocks which have been valued using quoted market prices in active markets.  The following table summarizes the Company’s available-for-sale securities:

	September 30, 2014	December 31, 2013
Cost	$11,165	$11,165
Unrealized Gains (Losses)	(5,516)	3,009
Fair Market Value	$5,649	$14,174

NOTE 4 — FAIR VALUE MEASUREMENTS:

The following table summarizes the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 30, 2014, and the fair value calculation input hierarchy level determined to apply to each asset and liability category. Quoted market prices were used to determine the fair value of available-for-sale securities.  The Company has no financial assets or liabilities that are measured at fair value on a nonrecurring basis.

	September 30, 2014	December 31, 2013	Input Hierarchy Level
Assets:
Available-for-sale securities	$5,649	$14,174	Level 1
Liabilities:
Asset retirement obligation	$497,174	$479,488	Level 3

The following table presents the fair value reconciliation of Level 3 liabilities measured at fair value during the nine months ended September 30, 2014 and 2013:

	Asset Retirement Obligation
	2014	2013
Balance January 1	$479,488	$456,823
Accretion expense	5,760	5,488
Balance March 31	485,248	462,311
Accretion expense	5,894	5,615
Balance June 30	491,142	467,926
Accretion expense	6,032	5,746
Balance September 30	$497,174	$473,672

NOTE 5 — CONCENTRATION OF CREDIT RISK:

The Company maintains most of its cash and cash equivalents in one financial institution.  To date, the Company has not experienced a material loss or lack of access to its invested cash or cash equivalents; however, no assurance can be provided that access to the Company’s invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets. The total uninsured bank deposit balance on the Company’s bank statements was approximately $6,355,000 as of September 30, 2014.

NOTE 6 — STOCKHOLDERS’ EQUITY:

Common Shares:

For a description of the public offerings and sales of common stock that occurred prior to 2014, refer to the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Preferred Shares:

During July 2014, the Company sold to one investor 4,000 units consisting of one share of the Company’s Series B 6% convertible preferred stock, no par value, and a warrant to purchase the Company’s common stock, par value $0.001 per share, at a stated value of $1,000 per unit.  Each share of Series B convertible preferred stock is immediately convertible into shares of common stock at a conversion rate of approximately 1,271 shares of common stock for each share of Series B convertible preferred stock (equivalent to a conversion price of $0.7866 per share of common stock).  The offering yielded gross proceeds, before offering expenses, of $4.0 million (net proceeds of $3.5 million after deducting placement agent and investor fees and expenses and other offering expenses).  The preferred stock has no voting rights but will entitle the holders to receive cumulative dividends at the rate of 6% per annum per share, payable quarterly.  The dividends are payable in either cash or common stock at the Company’s discretion.  As of September 30, 2014, 474 shares of the Series B 6% convertible preferred stock had been converted into 602,592 shares of common stock.

Liquidation:  Upon any dissolution, liquidation or winding up, whether voluntary or involuntary, holders of the preferred stock are entitled to receive distributions out of the Company’s assets, whether capital or surplus, before any distributions may be made on any other outstanding classes of stock.  The amount received by holders of the preferred stock will be equal to the stated value of $1,000 per share of preferred stock plus any accrued and unpaid dividends thereon, and any other fees or liquidated damages then due and owing.

Warrants:  Each warrant allows the holder to purchase approximately 636 shares of the Company’s common stock and is immediately exercisable.  The warrants are not listed on a national securities exchange and do not have the rights or privileges of a holder of common stock, including any voting rights, until the holder exercises the warrant.  The following table summarizes exercise prices and expiration dates of outstanding common stock purchase warrants as of September 30, 2014.

Number of Warrants	Exercise Price Per Share	Expiration Date
4,000	$1.0816	November 30, 2018

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

A summary of the option activity under the Company’s Equity Incentive Plans as of September 30, 2014, and changes during the period then ended, is presented below:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2014	4,663,000	$1.53
Exercised	(187,000)	0.87
Forfeited or expired	(535,000)	1.96
Outstanding at March 31, 2014	3,941,000	1.50
Granted	530,000	0.91
Exercised	(50,000)	0.99
Forfeited or expired	(200,000)	0.99
Outstanding at June 30, 2014	4,221,000	1.46
Forfeited or expired	(10,000)	1.81
Outstanding at September 30, 2014	4,211,000	$1.46	2.70	$33,520
Exercisable at September 30, 2014	3,811,000	$1.52	2.46	$33,520

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014(1)	2013	2014	2013
Weighted average risk-free interest rate	—	0.59%	0.91%	0.54%
Weighted average volatility	—	71.52%	73.08%	70.56%
Expected dividend yield	—	—	—	—
Weighted average expected life (in years)	—	3.0	3.0	3.0
Weighted average grant-date fair value	$—	$0.27	$0.44	$0.38

(1)         No options were granted during the three months ended September 30, 2014.

During the three months ended September 30, 2014 there were no stock options exercised.  During the nine months ended September 30, 2014, there were 237,000 stock options exercised with a weighted average exercise price of $0.90 and a total intrinsic value of $88,724.  During the nine months ended September 30, 2013, there were no stock options exercised.

A summary of the status of the Company’s nonvested options as of September 30, 2014 and changes during the period then ended is presented below:

	Number of Options	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2014	588,000	$0.27
Vested	(18,000)	0.27
Nonvested at March 31, 2014	570,000	0.27
Granted	400,000	0.44
Vested	(570,000)	0.27
Nonvested at June 30, 2014 and September 30, 2014	400,000	0.44

As of September 30, 2014, there was $87,495 of unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans.  The cost is expected to be recognized over a weighted-average period of less than one year.

Total compensation costs recognized for stock-based employee compensation awards was $73,355 and $77,430 for the three months ended September 30, 2014 and 2013, respectively.  Total compensation costs recognized for stock-based employee compensation awards was $216,393 and $327,030 for the nine months ended September 30, 2014 and 2013, respectively.  These costs were included in general and administrative expenses and technical services and exploration expenses on the Condensed Consolidated Statements of Operations.  There were no costs recognized for stock-based compensation awards for services performed by outside parties during the three months ended September 30, 2014 and 2013.  Total costs recognized for stock-based compensation awards for services performed by outside parties were $9,196 and $0 for the nine months ended September 30, 2014 and 2013, respectively.  Cash received from options exercised under all share-based payment arrangements during the nine months ended September 30, 2014 and 2013 was $177,750 and $0, respectively.

NOTE 8 — COMMITMENTS:

The Company entered into an Exploration Earn-In Agreement with Estrella Gold Corp. on April 5, 2012, pursuant to which the Company could acquire 75% of the Estrella gold and silver exploration property located in central Peru by expending $5,000,000 on exploration activities.  Under the terms of the agreement, the Company was required to make annual cash payments to Estrella of $100,000 prior to the end of the first agreement year ending on February 28, 2013, and $200,000 prior to the end of each subsequent agreement year until the earn-in had been completed.  The Company was also required to expend a minimum of $500,000 in exploration and development expenditures in each of the first and second agreement years.  The Company was able to terminate this agreement at any time during the earn-in period.  The Company met the first year’s exploration and development expenditure requirements during 2012.  During February 2013, the Company made the required $100,000 cash payment prior to the end of the first agreement year and continued the Exploration Earn-In Agreement into the second year.  During January 2014, the Company terminated the Exploration Earn-In Agreement.

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

Overview Third Quarter 2014

•                  The Company completed a financing in July of 2014 which yielded gross proceeds, of $4.0 million (net proceeds of $3.5 million after deducting placement agent and investor fees and expenses and other offering expenses).  The Company sold 4,000 units consisting of one share of the Company’s Series B 6% convertible preferred stock plus a warrant to purchase approximately 636 shares of the Company’s common stock at a stated value of $1,000 per unit.

•                  The U.S. Forest Service (“USFS”) and the Montana Department of Environmental Quality (“MDEQ”) continued to develop the Final Environmental Impact Statement (“FEIS”) and issued the preliminary FEIS during the third quarter of 2014.

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

The permitting process requires completion of the FEIS before a Record of Decision can be issued by the USFS and MDEQ.  The FEIS describes various elements of the project, provides analysis of impacts, includes public input, and discloses aspects of the proposed project that were considered by the agencies.  The FEIS is an important document utilized by the State of Montana to support issuance of the other permits.  A preliminary FEIS was completed in August 2014 and participating agencies reviewed and submitted comments on the preliminary FEIS.  During the fourth quarter of 2014, a second preliminary FEIS will be prepared and then reviewed by the USFS and MDEQ.  Once the agencies approve the preliminary FEIS, it will be printed and a Notice of Availability will be filed in the Federal Register which marks the beginning of the public comment period on the FEIS.

The USFS and MDEQ are also preparing a Record of Decision (“ROD”) for the Montanore project.  Draft versions of that document were also completed during the first quarter 2014 and are currently being reviewed and edited by the agencies.  A draft ROD will be issued with the FEIS.

The other major permit required is the 404 permit issued by the USACE under the Clean Water Act.  This permit is required when waters of the U.S. are impacted by a proposed action, in this case by the project tailings impoundment.  The USACE is currently focused on finalizing impact analyses on Waters of the U.S. as well as proposed compensatory mitigation proposed by the Company.  The USACE process will be completed after the issuance of the ROD.

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

Quarter Ended September 30, 2014

The Company reported a net loss of $1.5 million and $1.8 million for the quarters ended September 30, 2014 and 2013, respectively.  The most significant differences in operating expenditures between the two quarters include a decrease in technical services of $0.1 million during the 2014 quarter, primarily due to a reduction of the amount of environmental baseline data collected in 2014 compared to 2013 as part of the pre-mining activity monitoring requirements included in the FEIS.  Other decreases in operating expenses for the quarter ended September 30, 2014, include a decrease in depreciation as assets reach the end of their depreciable life, and a decrease in payroll related expenditures due to two less employees during 2014, which together totaled $0.1 million in general and administrative, technical services, and depreciation expenses.  There was also a $0.1 million gain in other income resulting from the sale of the Company’s interest in an oil and gas lease during the quarter ended September 30, 2014.

Nine Months Ended September 30, 2014

The Company reported a net loss of $4.9 million for the nine months ended September 30, 2014 compared to a net loss of $5.8 million for the nine months ended September 30, 2013.  The change in net loss resulted primarily from reduced operating expenses during the 2014 period including:  (1) a $0.5 million decrease in general and administrative expenses consisting of $0.1 million less of stock-based compensation during the 2014 period compared to the 2013 period, the absence in 2014 of a $0.1 million payment to continue the Earn-In Agreement with Estrella Gold Corp., a decrease in 2014 of $0.2 million in payroll with two fewer employees, and a $0.1 million decrease in promotional and other administrative expenses during 2014; (2) a $0.5 million decrease in technical services and exploration expenses, $0.4 million related to the termination of the La Estrella project in January 2014, and $0.1 million related to the decrease in fees paid to the contractor working on the Environmental Impact Study during 2014;  and (3) a $0.1 million decrease in depreciation during 2014 due to property and equipment having reached the end of its depreciable life;  partly offset by (4) an increase of $0.2 million in legal, accounting and consulting expenditures during the 2014 period primarily associated with a litigation matter as described in Part II, Item I, Legal Proceedings; and (5) a $0.1 million gain in other income resulting from the sale of the Company’s interest in an oil and gas lease during 2014.

Liquidity

During the nine months ended September 30, 2014, the net cash used in operating activities was approximately $4.1 million, which is $0.7 million less than the same period in the prior year.  Net cash provided by financing activities during 2014 was $3.7 million.  This decreased our cash and cash equivalents and certificates of deposit from $5.7 million at December 31, 2013 to approximately $5.4 million at September 30, 2014.

We anticipate expenditures of approximately $1.3 million for the fourth quarter of 2014, which we expect to consist of approximately $0.7 million for general and administrative expenses, and $0.6 million for permitting, environmental, engineering, and geologic studies for the Montanore Project.  Anticipated expenditures for 2015 are not expected to vary significantly from 2014 until the Record of Decision is issued.  Additional financing will be required to continue operations and to complete the evaluation drilling program and a bankable feasibility study.  We plan to continue to limit activity levels, including capital expenditures, until the Record of Decision is issued.

ITEM 3.                                                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our cash balances and our long term investment certificates of deposit are denominated in U.S. dollars in local and national banking institutions.  We manage the timing of cash required for review of the permitting and engineering of the Montanore Project and for general corporate purposes utilizing our money market account.  Our policy is to invest only in government securities rated “investment grade” or better.

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

ITEM 4.                                                CONTROLS AND PROCEDURES

Our management, with the participation of the Company’s Chief Executive Officer and the Company’s Controller and Principal Financial Officer, has evaluated the Company’s disclosure controls and procedures as of September 30, 2014.  Based upon this evaluation, the Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures are designed and were effective as of September 30, 2014 to give reasonable assurances that the information required to be disclosed in the reports that the Company’s files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is also accumulated and communicated to the Company’s management, including its Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2014 that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

PART II— OTHER INFORMATION

ITEM 1.                                                LEGAL PROCEEDINGS

In September 2007, we filed a declaratory judgment action, Mines Management, Inc., Newhi, Inc. and Montanore Minerals Corp. v. Tracie Fus et al., Cause No. DV 07-248 in Montana Nineteenth Judicial District Court, Lincoln County. In this action we sought a Court judgment against certain of the defendants that the unpatented mining claims of such defendants, allegedly located above portions of our Libby adit and overlapping certain of our patented and unpatented mining claims, mill sites and tunnel sites are invalid. The defendants subsequently asserted trespass claims against us relating to our use of certain of our mining claims, mill sites and the adit. The parties participated in a mediation in 2009 which resulted in a settlement with seven of the ten defendants. On March 21, 2013, the Court issued an order (i) enforcing the settlement with seven of the ten defendants, (ii) enjoining us from trespassing on certain mining claims owned by one of the defendants, and (iii) finding that the mining claim of another defendant is valid and superior to certain of our claims. The claims with respect to which we were enjoined from trespass do not overlap the adit.  The mining claim that the Court determined was valid and superior to certain of our claims overlaps portions of the adit and portions of certain of our patented claims and unpatented mill sites and tunnel sites. We do not believe that this order affects our ability to use the adit or to conduct exploration and development operations as currently planned once we have obtained the required permits.

The Company appealed to the Montana Supreme Court, Case No. DA 13-0240, certain portions of the order. The Supreme Court ruled in favor of the Company remanding the case to the District Court with instructions to vacate the injunction and to conduct further proceedings. The Supreme Court reversed the District Court on the basis of lack of findings, existence of an issue of fact, lack of evidence regarding trespass and misplaced reliance on evidence that the District Court relied upon with respect to claim validity.

On remand, the Company filed a motion to substitute the District Court judge, which was denied by the District Court judge. The Company appealed this denial to the Montana Supreme Court.  The Company’s appeal was denied.

On June 28, 2013 the Company filed a condemnation action, Montanore Minerals Corp. v. Easements and Rights of Way under through and across those certain unpatented lode mining claims et al., Cause No. CV-00133-DLC, in the United States District Court for the District of Montana, Missoula Division. In this action we sought to acquire easements and rights of way for the Montanore Project including for use of the adit and the construction and use of another underground tunnel and related equipment that are contemplated by the draft environment impact statement for the Montanore Project and other draft permits. The defendants include the defendant in the case referenced in the preceding paragraphs whose claim was determined to be valid and overlaps the existing adit.  We filed a motion for a preliminary condemnation order and injunction to obtain immediate access to the easements and rights-of-way and a motion to have the court declare the subject mining claims void for failure to comply with an essential federal filing requirement. The primary defendant filed a motion requesting the court to dismiss without prejudice or stay the condemnation proceeding on abstention grounds and a motion to dismiss one of the two condemnation counts.

On April 29, 2014, the U.S. District Court in Missoula granted the Company’s motion for a preliminary condemnation order, which affirms the Company’s right of access through the Libby adit, and its right to construct another tunnel that is planned in connection with the potential construction of a mine.  In addition, the U.S. District Court granted the Company’s motion for a preliminary injunction for immediate right of possession, thereby preserving the Company’s ongoing access through the adit.  Our motion to declare the subject mining claims void was denied on abstention grounds.  The primary defendant’s motions to dismiss without prejudice or stay the condemnation proceeding on abstention grounds was denied.  The primary defendant’s motion to dismiss one of the condemnation counts was denied as moot.  The court decisions referenced in this paragraph are subject to appeal. The trial on the compensation phase of the condemnation case is scheduled to commence in mid-February 2015.

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

The Preferred Stock includes a full ratchet anti-dilution provision that would reduce the conversion price of the Preferred Stock if at any time we issue equity or equity equivalent securities having an effective issue, exercise or conversion price lower than the then-existing Preferred Stock conversion price. In addition, we are obligated to pay a 6% quarterly dividend on the Preferred Stock for as long as the Preferred Stock is outstanding, and have the option to pay the dividend in our common stock.  In general, the number of shares issuable would increase if the price of our common stock decreased. The issuance of our common stock on conversion of the Preferred Stock and payment of dividends, and the increase in the number of shares issued on conversion in the event the conversion price is reduced due to the full ratchet anti-dilution provision, could adversely affect the market price of our common stock, even if our business is doing well.

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

MINES MANAGEMENT, INC.

Date: November 14, 2014	By:	/s/ Glenn M. Dobbs
Glenn M. Dobbs
Chief Executive Officer

Date: November 14, 2014	By:	/s/ Nicole Altenburg
Nicole Altenburg
Principal Financial Officer