Form 10-K
period 2014-12-31
MINES MANAGEMENT INC
filed 2015-03-31
CIK 66649

Use these links to rapidly review the document

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2014, was approximately $30.2 million based on the closing price of the Common Stock on the NYSE MKT LLC of $1.12 per share. The number of shares of our common stock outstanding as of March 30, 2015 was 29,814,040.

DOCUMENTS INCORPORATED BY REFERENCE

         Certain information required for Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference to the Registrant's Definitive Proxy Statement for the 2015 Annual Meeting of Stockholders to be filed no later than April 30, 2015.

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

  •
  the process and timing associated with advanced exploration and delineation drilling program;

  •
  estimates of mineralized material;

  •
  financing needs, including the financing required to fund the final phases of the advanced exploration and delineation drilling program and bankable feasibility study;

  •
  sources of financing;

  •
  estimates of costs to complete the rehabilitation of the Libby adit and commence delineation drilling;

  •
  planned expenditures and cash requirements for 2015;

  •
  expected increase in the number of employees and the location of such employees;

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

  •
  obligations under a long-term contract to sell our silver production; and

  •
  the factors discussed under "Risk Factors" in this Annual Report on Form 10-K for the year ended December 31, 2014.

        For a more detailed discussion of such risks and other important factors that could cause actual results to differ materially from those in such forward-looking statements, please see the section entitled "Item 1A. Risk Factors" contained in this Annual Report on Form 10-K for the year ended December 31, 2014. Although we have attempted to identify important factors that could cause actual results to differ materially from those described in forward-looking statements, there may be other factors that cause results not to be as anticipated, estimated or intended. There can be no assurance that these statements will prove to be accurate, as actual results and future events could differ materially from those anticipated in the statements. Except as required by law (e.g. information contained in our subsequent reports filed with the SEC on Forms 10-K, 10-Q and 8-K and any amendments thereto), we assume no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

        In May 2006, we acquired two Noranda subsidiaries that held title to the property providing access to the 14,000 foot Libby adit and related permits. The Libby adit, when extended, will provide access to the Montanore deposit for our planned underground exploration and delineation drilling program. We submitted revisions to the operating permit that allowed us to reopen the Libby adit in 2006 and to proceed with dewatering and rehabilitation of the adit. In March 2008, we obtained authorization from the State of Montana to resume the exploration activities started by the previous owner. Until the environmental review process for the Montanore Project is complete, we are prohibited from conducting exploration activities at the Libby adit.

        Since 2003, we have spent approximately $72.9 million on evaluation and updating of data, including that originating from previous owners, permitting activities, acquisition of equipment, construction of site infrastructure, and development and construction of a dewatering system. As currently planned, the advanced exploration and delineation drilling program includes the following:

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

        Before we are able to advance the Montanore Project, we must obtain the requisite project approvals and permits from the U.S. Forest Service ("USFS"), the State of Montana Department of Environmental Quality ("MDEQ"), the U.S. Fish and Wildlife Service ("USFWS"), and the Army Corps of Engineers. A draft environmental impact statement was issued by the USFS and the MDEQ in the first quarter of 2009. After the comment period expired, it was determined by the agencies that a supplemental draft environmental impact statement was necessary and this was completed in September 2011. The public comment period for the supplemental draft environmental impact statement closed in December 2011. The USFWS issued the final biological opinion for terrestrial and aquatic endangered species during the second quarter of 2014, indicating the Montanore Project posed no jeopardy to endangered species in the area around the Project. The USFS and the MDEQ continued to develop the final environmental impact statement during 2014 and issued the preliminary final environmental impact statement during the third quarter of 2014. A second preliminary final environmental impact statement was completed late in 2014. Several drafts of the Record of Decision ("ROD") were also completed during 2014 by the environmental impact statement contractor. We anticipate the issuance of the final ROD in late 2015, following publication of the draft ROD and an objection process. We plan to commence the extension of the underground adit and the underground evaluation and delineation drilling program following issuance of the ROD and the raising of sufficient external financing.

        During 2012, we entered into an Exploration Earn-In Agreement with Estrella Gold Corporation pursuant to which we could acquire 75% of the La Estrella silver and gold advanced exploration stage project in Peru, approximately 230 kilometers southeast of Lima. Following exploration in 2012 and 2013, the Company terminated the Exploration Earn-In Agreement with Estrella Gold Corporation without penalty during January of 2014.

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

Employees

        As of March 31, 2015, the Company had six employees located in Spokane, Washington and five employees in Libby, Montana. The Company plans to add additional engineering, geological, and operating staff at Libby as the development of the Montanore Project progresses. Outside consultants and contractors are engaged from time to time to perform tasks involved in re-permitting the Montanore Project. The Company expects to continue to rely on consultants from time to time to provide these services and to assist in advancing the adit rehabilitation and drifting.

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

        In order to demonstrate the existence of proven or probable reserves under SEC guidelines, it would be necessary for the Company to advance the exploration of the Montanore Project by significant additional delineation drilling to demonstrate the existence of sufficient mineralized material with satisfactory continuity. If successful, the results of this drilling program would provide the basis for a feasibility study demonstrating with reasonable certainty that the mineralized material can be economically extracted and produced. We do not currently have sufficient data to support a feasibility study of the Montanore Project, and in order to perform the drilling to support such a feasibility study, we must first obtain the necessary permits to continue our exploration efforts. It is possible that, even if we obtain sufficient geologic data to support a feasibility study on the Montanore Project, the data will lead us to conclude that none of the identified mineral deposits can be economically and legally extracted or produced. If we cannot adequately confirm or discover any mineral reserves of precious metals on the Montanore property, we may not be able to generate any revenues.

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

We will require additional financing which we may be unable to obtain, to continue our business through 2015 and to complete our exploratory drilling program at the Montanore Project.

        We are an exploration stage mining company and currently do not have sufficient capital to continue our business activities as planned through 2015 or to fund the activities needed to establish the economic feasibility of the Montanore Project. We have approximately $3.9 million of cash and cash equivalents on hand as of December 31, 2014. We anticipate that our expenses in 2015 will be approximately $2.0 million for regulatory permitting activities and $3.3 million of general and administrative expenses, assuming that permitting is not completed until the end of 2015. We estimate that, following the completion of permitting, the costs of completing the exploratory drilling program will be approximately $20.0 to $25.0 million, plus general and administrative expenses during the period in which the drilling program is being conducted. Uncertainties surrounding the exploratory drilling program and, in particular, the permitting process could require the project to take longer and cause costs to increase. Our cash on hand will not be sufficient to continue our business through 2015 or to commence the exploratory drilling program and the bankable feasibility study, and additional financing will be required. We cannot guarantee that we will be able to obtain additional financing on commercially reasonable terms or at all, nor can we guarantee that we would be able to fund the activities required to continue our business or complete a bankable feasibility study. Additional equity funding could be dilutive to existing stockholders. If we fail to obtain the necessary financing when needed, we may not be able to continue our business or execute our planned activities and we may be forced to abandon exploration and development of, or to sell our interest in, the Montanore Project, which would have a material adverse effect on our growth strategy, results of operations and financial condition.

Even if our exploration efforts at Montanore are successful, we may not be able to raise the funds necessary to develop the Montanore Project.

        If our exploration efforts at Montanore are successful, a Preliminary Economic Assessment completed in November 2010 indicated that it would cost approximately $550.0 million in external financing to develop and construct the Montanore Project. If and when an updated estimate is completed, this amount could increase significantly. Sources of external financing could include bank borrowings, offtake financings, debt and equity offerings, or the sale of a portion of the Montanore Project. Even if a bankable feasibility study is completed, commodity prices, the then-current state of financial markets or other factors may make financing for the development of the Montanore Project unavailable. Financing has become significantly more difficult to obtain in the current market environment. There can be no assurance that we will commence production at Montanore or generate sufficient revenues to meet our obligations as they become due or obtain necessary financing on acceptable terms, if at all, and we may not be able to secure the financing necessary to begin or sustain production at the Montanore Project. If we cannot adequately finance our exploration of the Montanore property and its subsequent development, we will not be able to generate any revenues. In addition, should we incur significant losses in future periods, we may be unable to continue as a going concern, and realization of assets and settlement of liabilities in other than the normal course of business may be at amounts significantly different than those included in our periodic reports.

We may not be able to obtain permits required for development of the Montanore Project.

        In the ordinary course of business, mining companies are required to seek governmental permits for expansion of existing operations or for the commencement of new operations. We are required to obtain numerous permits for the Montanore Project. Obtaining the necessary governmental permits has been, and continues to be, a complex and time-consuming process involving numerous jurisdictions and often involving public hearings and costly undertakings. We have been engaged in renewing or pursuing permits since early 2005, and, under the most favorable timing, could have permits in place by the end of 2015. However, the process is controlled by the governmental agencies, and throughout the permitting process these agencies have repeatedly missed anticipated deadlines. Obtaining required permits for the Montanore Project has been and may continue to be more difficult due to its location within the Cabinet Wilderness Area, and its proximity to core habitat of certain protected species, including the grizzly bear and bull trout. In addition, a third party is seeking to permit another mining operation near the Montanore Project and the impact of that operation on the environment and on wildlife in the area was taken into consideration in our permitting determinations and has lengthened our permitting process and made those determinations more difficult. Private political groups purportedly dedicated to protection of the environment have been active in opposing permitting of projects in and near the Cabinet Wilderness Area and may take actions to oppose or delay the Montanore Project.

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

        The duration and success of our efforts to re-permit are contingent upon many variables not within our control. There can be no assurance that we will obtain all necessary permits and, if obtained, that the permitting costs involved will not exceed available funds. Permitting costs through 2014 have totaled approximately $43.5 million, and it is possible that the costs and delays associated with the compliance with such standards and regulations could become such that we would be unable to raise sufficient funds to proceed with the further exploration, development or operation of a mine at the Montanore Project.

We have a history of losses and we expect losses to continue.

        As an exploration stage company that has no production history, we have incurred losses since our inception and we expect to continue to incur additional losses for the foreseeable future. For the fiscal years ended December 31, 2014 and 2013, we incurred losses of $6.5 million and $7.4 million, respectively. As of December 31, 2014, we had a deficit accumulated during the exploration stage of $85.1 million. There can be no assurance that we will achieve or sustain profitability in the future.

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

        If we establish ore reserves at the Montanore Project, we expect that it would be several additional years from that determination until production is possible. During this time, the economic feasibility of production could change as a result of changes in commodity prices, inflation or other issues. As a result of these uncertainties, there can be no assurance that our exploration programs will result in proven and probable reserves in sufficient quantities to justify commercial operations at the Montanore Project or at any other exploration project.

Operation of a mine at the Montanore site will depend on our ability to recruit and retain qualified employees.

        If our exploration efforts at the Montanore site are successful and we are able to raise the necessary external financing to develop and construct the Montanore Project, our ability to conduct mining operations will depend in part upon our ability to attract, compensate and retain a sufficient number of qualified employees, including executive officers, managers, employees and other personnel knowledgeable about the mining business. Qualified individuals of the requisite caliber and number needed to fill these positions may be in short supply in areas near the Montanore Project, and the challenges in attracting and relocating qualified employees to the Montanore site may be considerable. If we are unable to hire and retain employees to operate the mine, any planned commencement of mining operations in the future would be delayed. Furthermore, increases in labor costs due to the competition for qualified employees and hiring employees represented by labor unions could render mining operations at Montanore uneconomical. Any such delays or any increases in labor costs could have a material adverse effect on our business and financial condition.

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

        The aggregate effect of these factors on metals prices is impossible for us to predict. Future weakness in the global economy and decreases in metals prices could adversely affect our ability to finance the exploration and development of the Company's properties, which would have a material adverse effect on our financial condition and results of operations and cash flows. There can be no assurance that metals prices will not decline. During the five-year period ended December 31, 2014, the high and low settlement prices for silver and copper were approximately $48.70 on May 2, 2011 and $15.14 on February 8, 2010 per ounce of silver and $4.62 on February 14, 2011 and $2.75 on June 7, 2010 per pound of copper.

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

        In recent years, the U.S. Congress has considered a number of proposed amendments to the General Mining Law, as well as legislation that would make comprehensive changes to the law. Although no such legislation has been adopted to date, there can be no assurance that such legislation will not be adopted in the future. If adopted, such legislation, if it included concepts that have been part of previous legislative proposals, could, among other things, (i) adopt the millsite limitation discussed above, (ii) impose time limits on the effectiveness of plans of operation that may not coincide with mine life, (iii) impose more stringent environmental compliance and reclamation requirements, (iv) establish a mechanism that would allow states, localities and Native American tribes to petition for the withdrawal of identified tracts of federal land from the operation of the General Mining Law, (v) allow for administrative determinations that mining would not be allowed in situations where undue degradation of the federal lands in question could not be prevented, and (vi) impose royalties on silver and copper production or fees on tons of material moved from unpatented mining claims located on federal lands or impose fees on production or tons of material moved from patented mining claims. If adopted, such legislation could have an adverse impact on earnings from our operations, could reduce estimates of any reserves we may establish and could curtail our future exploration and development activity on federal lands or patented claims.

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

        Our common stock is listed on the NYSE MKT LLC ("NYSE MKT") and the Toronto Stock Exchange, or TSX. Securities of small-cap companies such as ours have experienced substantial volatility in the past, often based on factors unrelated to the financial performance or prospects of the companies involved. These factors include macroeconomic developments in North America and globally and market perceptions of the attractiveness of particular industries. This volatility has been exacerbated in recent years because of global economic and political disruptions and natural disasters. Our share price is also likely to be significantly affected by short-term changes in silver and copper prices or in our liquidity, financial condition or results of operations as reflected in our quarterly earnings reports. Over the last three years, the closing price of our common shares as reported on the NYSE MKT has fluctuated from a low of $0.47 per share to a high of $2.20 per share. Other factors unrelated to our performance that could have an effect on the price of our common stock include the following:

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

  •
  the relatively small size of our public float limits the ability of some institutions to invest in our securities;

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

Our shareholders are subject to future dilution by the conversion of shares of preferred stock to shares of common stock, the exercise of options and warrants, and the existence of a significant number of options which could depress the price of our common stock.

        As of December 31, 2014, there were (i) 29,814,040 shares of common stock outstanding; (ii) 3,526 Series B 6% Convertible Preferred Stock outstanding immediately convertible into 4,482,584 shares of common stock at a conversion price of $0.7866 per share, and (iii) warrants outstanding to purchase 2,542,588 shares of common stock at an exercise price of $1.0816 per share. As of that date, there were options outstanding to purchase up to 4,876,000 shares of common stock at a weighted average exercise price of $1.31 per share. As of March 30, 2015, there are 1,506,000 additional shares of common stock (494,000 in the 2007 Equity Incentive Plan, and 1,012,000 in the 2012 Equity Incentive Plan) available for issuance under our stock option plans. If we issue additional options or warrants, or if currently outstanding options to purchase our common stock are exercised, the investments of our shareholders would be further diluted. In addition, the potential for exercise of a significant number of options can have a depressive effect on the market price for our common stock.

The issuance of additional common or convertible preferred stock may negatively impact the trading price of our common stock.

        We have issued equity securities in the past, most recently in July 2014, and may continue to issue equity securities to finance our activities in the future, including to finance future acquisitions, or as consideration for acquisitions of businesses or assets. In addition, outstanding options to purchase our common stock may be exercised and additional options and warrants may be issued, resulting in the issuance of additional shares of common stock. The issuance by us of additional shares of common or convertible preferred stock would result in dilution to our stockholders, and even the perception that such an issuance may occur could have a negative impact on the trading price of our common stock.

Anti-takeover provisions in our articles of incorporation, our bylaws and under Idaho law may enable our incumbent management to retain control of us and discourage or prevent a change of control that may be beneficial to our shareholders.

        Certain provisions of the Company's articles of incorporation and bylaws and of Idaho law could discourage, delay or prevent a merger, acquisition, or other change of control that shareholders may consider favorable, including transactions in which shareholders might otherwise receive a premium for their shares of common stock in the Company. Specifically, the Company's articles of incorporation divide the board of directors into three classes having staggered terms of office. This may prevent or frustrate attempts by our shareholders to replace or remove management. The Company has also implemented a shareholders rights plan which would substantially reduce or eliminate the expected economic benefit to an acquirer from acquiring us in a manner or on terms not approved by our board of directors. In addition, our board of directors is able to issue a new series of preferred stock from time to time without stockholder approval that could affect the voting power of our common stock and have dividend and liquidation preferences that could negatively affect the value of our common stock. These and other impediments to a third party acquisition or change of control could limit the price investors are willing to pay in the future for shares of our common stock. Our board of directors has also approved employment agreements with certain of our executive officers that include change of control provisions that provide severance benefits in the event that their employment terminates involuntarily without cause or for good reason within twelve months after a change of control of the Company. These agreements could affect the consummation of and the terms of a third party acquisition. We are also subject to provisions of Idaho law that could have the effect of delaying, deferring or preventing a change in control of the Company. One of these provisions prevents us from engaging in a business combination with any interested shareholder for a period of three years from the date the person becomes an interested shareholder, unless specified conditions are satisfied.

There are differences in U.S. and Canadian requirements for reporting of resources and mineralization, and we utilized the Canadian mining industry reporting standards for reporting of resources in our recent Preliminary Economic Assessment, or PEA. Some information required by Canadian reporting is not permitted under SEC guidelines.

        The mineralized material figures presented in this Annual Report on Form 10-K are based upon estimates made by independent geologists. U.S. reporting requirements for disclosure of mineral properties are governed by SEC Industry Guide 7. Although we are a U.S. company traded on the NYSE MKT, we also report in Canada estimates of resources that are prepared in accordance with Canadian standards because we are also traded on the TSX and are thus subject to Canadian reporting requirements. These resource estimates were prepared in accordance with standards of the Canadian Institute of Mining, Metallurgy and Petroleum referred to in Canadian National Instrument 43-101, commonly known as NI 43-101. In early 2011, we completed a Preliminary Economic Assessment, or PEA, that was prepared in accordance with NI 43-101 reporting standards. The reporting standards required by NI 43-101 are different from the standards permitted to report reserve and resource estimates in reports and other materials filed with the SEC. Accordingly, information concerning descriptions of mineralized material contained in our public filings with the SEC may not be comparable to information, including the PEA, that we file with Canadian securities authorities.

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

        We may, in the future, engage in targeted acquisitions. Any acquisition that we make may change our business and operations, and may expose us to new geographic, political, operating, financial, governmental, environmental and geological risks. Our success in acquisition activities depends on our ability to identify suitable acquisition candidates, negotiate acceptable terms for any such acquisition and successfully integrate the acquired operations. Any acquisition would be accompanied by risks. We may expend considerable resources on pursuing an acquisition candidate, including due diligence and negotiations, and we may ultimately not prove successful in completing the acquisition. Even if successful in completing the acquisition, the acquisition may present problems. For example, there may be significant decreases in commodity prices after we have committed to complete the transaction and have established the purchase price or exchange ratio; a material ore body may prove to be below expectations; we may have difficulty integrating and assimilating the operations and personnel of any acquired companies, realizing anticipated synergies and maximizing the financial and strategic position of the combined enterprise and maintaining uniform standards, policies and controls across the organization; the integration of the acquired business or assets may disrupt our ongoing business and our relationships with employees, customers, suppliers and contractors; and the acquired business or assets may have unknown liabilities which may be significant. If we choose to use equity securities as consideration for such an acquisition, our existing stockholders may suffer substantial dilution. Alternatively, we could in the future choose to finance any such acquisition with then existing cash resources which could materially affect our liquidity and the availability of funds to invest in the Montanore Project. There can be no assurance that we would be successful in overcoming these risks or any other problems encountered in connection with any acquisition.

We do not intend to pay any cash dividends on common stock in the foreseeable future.

        We have never paid cash dividends on common stock and we intend to retain our earnings, if any, to finance the growth and development of our business. Any return on an investment in our common stock will come from the appreciation, if any, in the value of our common stock.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES.

        The significant properties in which the Company has an interest are described below.

Montanore Property

        The Montanore Project is located in Sanders and Lincoln Counties in northwestern Montana and consists of 10 patented mining claims and 861 unpatented mining claims owned by the Company. The unpatented mining claims are held subject to a $155 per claim annual maintenance fee paid to the federal government.

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

        The mineralized zone crops out at the surface and extends down dip at least 12,000 feet to the north-northwest. The mineralization is open ended in the down dip direction. Mineralization occurs in at least two sub-parallel horizons separated by a silver- and copper-deficient zone containing low-grade lead in the form of galena. The two horizons are identified as the B1 for the upper zone and the B for the lower and more extensive zone. Both zones dip to the northwest between 15 degrees and 30 degrees, with an average of just over 15 degrees. The width of the main (B) horizon, in plane view, is defined by a fault on one side and a fold axis on the other, and varies from 804 feet to 3,540 feet. The property boundaries, however, limit the controlled portion of the deposit to a maximum of 2,000 feet. The average thickness for each of the two horizons is 35 feet, depending upon cutoff.

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

        In 2008 and 2009, we continued the testing and installation of the adit dewatering system in preparation for the planned 3,000 foot extension of the Libby adit and initiation of the drilling program and installed sumps that allowed us to test most of the mining equipment that will be used during the adit advancement and future development activities. We dewatered the adit in 2009. Engineering and geology work also continued during 2008 and 2009.

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

  Stage 1—Dewatering and Adit Rehabilitation

        The construction of water pumping and treatment facilities and the addition of generators to provide power for the underground exploration program are described above. In addition, we have worked to rehabilitate the adit which involves, among other things, sealing the walls, installing new roof bolts and extending power, ventilation and dewatering infrastructure in the adit. To date, infrastructure placed in the decline includes a refuge chamber, mine power center and temporary pump station, along with the previously installed sumps and pumping system at the 700 foot location. As previously noted, the adit is now on care and maintenance until the environmental review process is complete. We are prohibited from doing further work in the adit until the USFS approves an operating plan for Montanore. Total costs for Stage 1 activities are projected at approximately $7.3 million, of which approximately $6.8 million had been spent by December 31, 2014.

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

  Stage 4—Phase II Drilling and Bankable Feasibility Study

        During this stage, we anticipate completing an additional 25,000 feet of diamond core drilling, undertaking additional metallurgical and geotechnical testing and analysis, and if the results of our exploration are successful, preparing for and completing a bankable feasibility study at an estimated cost, with site operating and capital costs, of approximately $6.0 million. A feasibility study and report would provide the basis for financing the development of the project, which was estimated in November 2010 to cost $550.0 million to develop and construct.

Permitting and Environmental

        Approval by regulatory agencies will be required before the Montanore Project can proceed with exploration and project development. The agencies that are involved with the major permits include the USFS, MDEQ, U.S. Army Corps of Engineers ("USACE"), and the USFWS. There are other permits required, such as air quality permits and water rights, which will involve other agencies. Significant progress was made in 2014 towards obtaining agency approval and authorization to proceed with exploration and project development.

  Final Environmental Impact Statement and Record of Decision

        During 2014, the USFS and MDEQ continued to develop the final environmental impact statement ("FEIS") that assesses the environmental impacts of the Montanore Project including wetlands mitigation and water quality analyses. The agencies completed a draft environmental impact statement in March 2009 and, following comments from the environmental protection agency and public comments, the required submission of a supplemental draft environmental impact statement was completed in September 2011. Public comment on the supplemental draft environmental impact statement was completed in December 2011. Subsequent to 2011, the development of the FEIS included consideration of public comments as well as updated analyses and new technical data generated by the environmental impact contractor and the Company, to prepare updates to monitoring requirements and proposed mitigation designed to minimize or offset the projected impact of the Montanore Project. Upon completion of the FEIS, the MDEQ and USFS must each issue a record of decision ("ROD") before the underground evaluation and drilling program could begin.

        In August of 2014, a preliminary FEIS was completed and reviewed by the agencies, a second preliminary FEIS was completed in late 2014, and a final technical review was completed with agency comments submitted to the environmental impact statement ("EIS") contractor at the end of the year. The EIS contractor also generated several versions of the draft ROD during 2014 which were reviewed by the agencies. A final draft ROD will be included with the FEIS that will be released to the public. On March 26, 2015, the USFS announced it will provide legal notice to the public announcing the availability of the FEIS and draft ROD on April 1, 2015. Following public notice, the objection process will commence. The objection process is a new program replacing the previous USFS appeal program. Under the objection process, individuals or organizations with legal standing can provide the agencies with objections and their proposed resolutions to address their concern. The Company expects the objection period to conclude in the second half of 2015. At the conclusion of the objection process, the USFS will modify the FEIS or draft ROD as appropriate and then file a Notice of Availability in the Federal Register providing the public notification that the FEIS and ROD are available and the USFS has made a final decision on project approval. The MDEQ ROD should be issued shortly after the USFS places the Notice of Availability in the Federal Register.

  Biological Opinion

        As part of the permitting process, the USFS is required to prepare a biological assessment ("BA") for both terrestrial and aquatic life. The USFWS reviews these reports in connection with its biological opinion addressing the impact of the Project on threatened and endangered species, including grizzly bear and bull trout. The issuance of a biological opinion is required prior to the completion of the FEIS and issuance of a ROD. The initial BA was prepared by the USFS and submitted to the USFWS in 2011. The USFWS provided general comments to the USFS early in 2012, and the two agencies continued the Section 7 consultation process into 2013. In December 2013, the USFWS completed a final draft terrestrial biological opinion on the project and submitted it to the USFS and the Company for review. On March 31, 2014, the USFWS issued the final biological opinion concluding that the project, as mitigated, will not adversely impact endangered species. With this determination, the USFS met the requirements of the Endangered Species Act necessary to advance the Montanore Project.

  Section 404 Permit

        The USACE has authority over jurisdictional waters of the U.S. and as part of the development of the FEIS, the USACE must complete an analysis of potential project discharges of dredged or fill material into water of the United States, including wetlands. These discharges are regulated by Section 404 of the Clean Water Act which requires a permit before dredged or fill material may be discharged that is required for construction of the tailings facility. In 2012, the USACE completed a jurisdictional determination on the proposed tailings impoundment site. This process required extensive aquatic habitat data. The Company completed a compensatory mitigation plan for aquatic resources affected by the proposed tailings impoundment which was accepted by the USACE as complete during 2014. It is anticipated the USACE will make a permit decision shortly after the FEIS is issued. The State of Montana must certify the USACE Section 404 authorization through the 401 certification process before the USACE can issue a permit. The State has been involved throughout the 404 review process and continues to work with the USACE during 2015. The Company expects that the 404 permit will be issued subsequent to the issuance of the final ROD.

  Non-Jurisdictional Wetlands

        The USACE has authority to regulate proposed discharge of dredged or fill material into waters of the U.S. while the USFS has authority to regulate non-jurisdictional wetlands. In 2014, the USFS and USACE concurred on the classification of the jurisdictional and non-jurisdictional wetlands. The Company prepared a monitoring and mitigation plan for the USFS to compensate for the loss of non-jurisdictional wetlands to ensure the project is compliant with the "no net loss" of wetlands policy. The USFS has accepted the plan as complete and will incorporate the proposal with any modifications into the FEIS and draft ROD.

  Hardrock Operating Permit

        The Company currently holds Permit 150 (Hardrock Operating Permit) which has remained active since its issuance in 1993. The Company also holds an approved amendment to Permit 150 that authorizes exploration activities pending the completion of the FEIS.

  State Permits

        Under Montana regulations, all projects must go through a nondegradation review to determine if there could be an impact to water quality. The nondegradation review was completed in 2014 and the MDEQ prepared a draft decision with regard to the project included in the FEIS. The MDEQ is anticipated to publicize its nondegradation review concurrently with the completion of the FEIS.

        The Company has continued to work with Montana Department of Natural Resources and Conservation ("DNRC") responsible for issuing water rights. Modifications to the original application were completed in 2014 and the agency has determined the applications are complete. The DNRC determined that issuance of the water rights cannot be accomplished until the USFS issues the ROD for the project. They have prepared a draft water rights application for the project to cover water uses for the milling process, domestic use, and other water uses throughout the mine.

        Montana regulates transmission lines under the Major Siting Act. A draft certificate was prepared several years ago and remains in place pending the completion of the FEIS, at which point the MDEQ will issue the authorization to construct a transmission line to supply power to the project.

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

Exploration Earn-In Agreement

        During 2012, we entered into an Exploration Earn-In Agreement with Estrella Gold Corporation ("Estrella") pursuant to which we could acquire 75% of the La Estrella silver and gold advanced exploration stage project in central Peru. The Company conducted exploration on this property during 2012 and 2013, and in January 2014, the Company terminated the Earn-In Agreement.

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

        The Company appealed to the Montana Supreme Court, Case No. DA 13-0240, certain portions of the order. The Supreme Court ruled in favor of the Company remanding the case to the District Court with instructions to vacate the injunction and to conduct further proceedings. In January 2014, the Supreme Court reversed the District Court on the basis of lack of findings, existence of an issue of fact, lack of evidence regarding trespass and misplaced reliance on evidence that the District Court relied upon with respect to claim validity.

        On remand, the Company filed a motion to substitute the District Court judge, which was denied by the District Court judge. The Company appealed this denial to the Montana Supreme Court. The Company's appeal was denied in September 2014. No trial date in this matter has been set since the date of this filing.

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

        On April 29, 2014, the U.S. District Court in Missoula granted the Company's motion for a preliminary condemnation order, which affirms the Company's right of access through the Libby adit,

and its right to construct another tunnel that is planned in connection with the potential construction of a mine. In addition, the U.S. District Court granted the Company's motion for a preliminary injunction for immediate right of possession, thereby preserving the Company's ongoing access through the adit. Our motion to declare the subject mining claims void was denied on abstention grounds. The primary defendant's motions to dismiss without prejudice or stay the condemnation proceeding on abstention grounds were denied. The primary defendant's motion to dismiss one of the condemnation counts was denied as moot. The court decisions referenced in this paragraph are subject to appeal. The hearing on the compensation phase of the condemnation case is scheduled to commence April 8, 2015.

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

        The following table shows the high and low closing sales prices for our common stock for each quarter since January 1, 2013. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. On March 27, 2015, the closing price of the Company's common stock was $0.49 on the NYSE MKT and CDN $0.65 on the TSX.

	NYSE MKT		Toronto Stock Exchange
Fiscal Year	High	Low	High	Low
	($)		(CDN$)
2015:
First Quarter (through March 27, 2015)	0.58	0.43	0.70	0.54
2014:
Fourth Quarter	0.64	0.47	0.71	0.51
Third Quarter	1.10	0.61	1.16	0.68
Second Quarter	1.36	0.82	1.46	0.88
First Quarter	1.73	0.60	1.89	0.66
2013:
Fourth Quarter	0.65	0.50	0.65	0.55
Third Quarter	0.93	0.54	0.97	0.55
Second Quarter	0.96	0.53	0.96	0.61
First Quarter	1.25	0.95	1.24	0.96

        As of March 23, 2015 there were 517 shareholders of record of our common stock and approximately 5,300 shareholders whose shares are held through banks, brokerage firms or other institutions.

        The Company has never paid a dividend on common stock and anticipates that future earnings, if any, will be retained to finance growth and development of our business.

Unregistered Sales of Equity Securities

        Not applicable.

Securities Authorized for Issuance Under Equity Compensation Plans

        The following information is provided as of December 31, 2014:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a)) (c)
Equity compensation plans approved by shareholders	4,876,000	$1.31	967,000
Equity compensation plans not approved by shareholders	—	—	—
Total	4,876,000	$1.31	967,000

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

Overview

Highlights

  •
  The USFWS issued a final Biological Opinion for terrestrial and aquatic endangered species on March 31, 2014, indicating the Montanore Project poses no jeopardy to endangered or threatened species in the area around the project.

  •
  The Company completed a financing in July of 2014 which yielded gross proceeds of $4.0 million (net proceeds of $3.5 million after deducting placement agent and investor fees and expenses and other offering expenses). The Company sold 4,000 units consisting of one share of the Company's Series B 6% convertible preferred stock plus a warrant to purchase approximately 636 shares of the Company's common stock at a stated value of $1,000 per unit. The warrants have an exercise price of $1.0816 per share and expire on November 30, 2018.

  •
  The USFS and the MDEQ continued to develop the Final Environmental Impact Statement ("FEIS") during 2014 and issued the preliminary FEIS during the third quarter of 2014. On March 26, 2015, the USFS announced it will provide legal notice to the public announcing the availability of the FEIS and draft ROD on April 1, 2015, which will initiate an objection and resolution process considered to be the final phase of the National Environmental Protection Act permitting process.

  •
  The Company continued to work with the USACE on the Clean Water Act 404 permitting process. This process will continue concurrently with work on the FEIS and is required prior to the beginning of construction of the tailings impoundment dam. The Company completed a compensatory mitigation plan for aquatic resources affected by the proposed tailings impoundment which was accepted by the USACE as complete during 2014 with the final permit determination expected after the FEIS is issued.

Financial and Operating Results

        We reported a net loss for the year ended December 31, 2014 of $6.5 million or $0.22 per share compared to a loss of $7.4 million or $0.25 per share for the year ended December 31, 2013. The following table summarizes expenses and other income by category and year:

	2014	2013
	(millions)
Montanore Project Expense	$2.2	$2.4
Estrella Project Expense	—	$0.4
Administrative Expense	$3.3	$3.3
Depreciation	$0.8	$0.9
Non Cash Stock Based Compensation Expense	$0.3	$0.4
Other Income	$(0.1)	$0.0

        Montanore Project Expense includes exploration, fees, filing and licenses, and technical services, including environmental, engineering and permitting expense. Montanore Project Expense decreased by $0.2 million during 2014 compared to 2013 primarily because of the reduction in fees paid to the contractor working on the Environmental Impact Study ("EIS") as well as a reduction in the baseline studies associated with the EIS.

        There was a $0.4 million reduction in Estrella Project Expenses during 2014 because the project was terminated during January 2014.

        Administrative Expense, which includes general overhead and office expense, legal, accounting, compensation, rent, taxes, and investor relations expense, did not materially change during 2014 compared to 2013. However, the following factors included within administrative expenses did change: (i) a decrease in investor and public relations expenditures of $0.1 million, (ii) a decrease in salaries of $0.3 million as a result of having fewer employees during 2014, offset by (iii) an increase of $0.4 million in legal, accounting, and consulting fees primarily associated with a litigation matter as described in Item 3, Legal Proceedings.

        Depreciation decreased by $0.1 million during 2014 as a result of equipment reaching the end of its depreciable life and limited acquisitions of property and equipment during the past few years.

        Non-Cash Stock Based Compensation Expense (which is included in general and administrative and technical services expenses in our statement of operations) decreased by $0.1 million during 2014 because the number of options granted and the fair value of options granted during 2014 was less than those granted during 2013.

        Other Income of $0.1 million in 2014 consisted of a gain from the sale of the Company's interest in an oil and gas lease during the year.

Liquidity and Capital Resources

        As of December 31, 2014, our aggregate cash, short term investments, and long term investments totaled $3.9 million compared to $5.7 million at December 31, 2013. The net cash used in operating activities during 2014 was $5.6 million compared with $6.1 million utilized in operating activities in 2013. Operating activities for both years consisted primarily of permitting, environmental, exploration, and engineering expenses for the Montanore Project, general and administrative expenses, and legal, accounting, and consulting expenses. Net cash flows provided by financing activities included proceeds of $3.5 million from the sale of preferred stock and $0.2 million in proceeds from stock options exercised during 2014 compared to $0 in 2013. Net cash provided by investing activities during 2014 was primarily from certificates of deposit reaching maturity in the amount of $1.6 million. Net cash provided by investing activities during 2013 was an insignificant amount. The net decrease in cash and cash equivalents for the year ending December 31, 2014 was $0.3 million.

        In 2015, we plan to continue to focus on planning for our evaluation and delineation drilling program at the Montanore Project pending the final permitting approvals. We anticipate expenditures in 2015 of approximately $5.3 million, consisting of $0.8 million in each quarter for ongoing operating and general administrative expenses, and $0.5 million in each quarter for permitting, engineering and geologic studies to finalize our permitting of the Montanore Project during 2015. We do not currently have enough cash on hand to fund ongoing environmental, engineering, permitting and general administrative expenses through 2015. Additional financing will be required to continue operations as a going concern and to complete the evaluation drilling program and a bankable feasibility study. If we are not successful in raising additional financing, we expect to reduce our activities and our expenditures in 2015 to amounts lower than those described above. If we are successful in raising sufficient additional financing, in addition to the activities described above and providing we receive regulatory approvals, we may engage in additional activities related to the advancement of the Project in preparation for the evaluation phase. See the opinion of our independent registered public accounting firm in our audited financial statements as of and for the year ended December 31, 2014.

Off Balance Sheet Arrangements

        We have no off balance sheet arrangements.

Table of Contractual Obligations

        Not applicable.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        Not applicable.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        The consolidated financial statements for the years ended December 31, 2014 and 2013 are included in this Annual Report on Form 10-K as set forth below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of
Mines Management, Inc. and Subsidiaries

        We have audited the accompanying consolidated balance sheets of Mines Management, Inc. and subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for the years then ended and for the period from inception of the exploration stage (August 12, 2002) through December 31, 2014. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mines Management, Inc. and subsidiaries as of December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for the years then ended and for the period from the inception of the exploration stage (August 12, 2002) through December 31, 2014 in conformity with U.S. generally accepted accounting principles.

        The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the consolidated financial statements, the Company has recurring losses from operations and does not have sufficient cash on hand to fund operations through the end of 2015. These matters raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Tanner LLC

Salt Lake City, Utah

March 31, 2015

Mines Management, Inc. and Subsidiaries (An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013
Assets
CURRENT ASSETS:
Cash and cash equivalents	$3,862,462	$4,145,092
Interest receivable	4,484	6,988
Prepaid expenses and deposits	307,951	237,286
Certificates of deposit	—	1,559,361

Total current assets	4,174,897	5,948,727

PROPERTY AND EQUIPMENT:
Buildings and leasehold improvements	836,454	836,454
Equipment	6,361,318	6,419,066
Office equipment	343,897	344,939

	7,541,669	7,600,459
Less accumulated depreciation	6,997,153	6,294,700

	544,516	1,305,759

OTHER ASSETS:
Available-for-sale securities	2,467	14,174
Reclamation deposits	1,184,966	1,191,182

	1,187,433	1,205,356

	$5,906,846	$8,459,842

Liabilities and Stockholders' Equity
CURRENT LIABILITIES:
Accounts payable	$326,570	$381,305
Payroll and payroll taxes payable	18,141	23,358
Dividends payable	52,890	—

Total current liabilities	397,601	404,663

LONG-TERM LIABILITIES:
Asset retirement obligation	503,279	479,488

Total liabilities	900,880	884,151

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock—no par value, 10,000,000 shares authorized; Series B 6% convertible preferred shares—$1,000 stated value, 3,526 and -0- shares issued and outstanding, respectively	3,526,000	—
Common stock—$0.001 par value, 100,000,000 shares authorized; 29,814,040 and 28,999,752 shares issued and outstanding, respectively	29,814	29,000
Additional paid-in capital	87,685,232	87,230,381
Accumulated deficit	(1,117,306)	(1,117,306)
Deficit accumulated during the exploration stage	(85,109,076)	(78,569,393)
Accumulated other comprehensive income	(8,698)	3,009

Total stockholders' equity	5,005,966	7,575,691

	$5,906,846	$8,459,842

See accompanying notes to consolidated financial statements.

Mines Management, Inc. and Subsidiaries (An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

			From Inception of Exploration Stage August 12, 2002 Through December 31, 2014
	Years Ended December 31,
	2014	2013
REVENUE:
Royalties	$19,566	$30,172	$201,042

OPERATING EXPENSES:
General and administrative	2,404,660	2,884,821	38,230,738
Technical services and exploration	2,027,758	2,619,191	35,451,434
Depreciation	760,930	933,039	7,118,706
Legal, accounting, and consulting	1,194,789	762,317	6,621,645
Fees, filing, and licenses	216,113	258,844	3,220,286
Impairment of mineral properties	—	—	504,492

Total operating expenses	6,604,250	7,458,212	91,147,301

LOSS FROM OPERATIONS	(6,584,684)	(7,428,040)	(90,946,259)

OTHER INCOME:
Gain from warrant derivatives	—	—	476,381
Gain on sale of available-for-sale securities	—	—	2,005,904
Gain from sale of property and equipment	122,600	23,000	145,600
Interest income, net	11,856	24,063	3,298,753

Total other income	134,456	47,063	5,926,638

NET LOSS	(6,450,228)	(7,380,977)	(85,019,621)
CUMMULATIVE PREFERRED STOCK DIVIDENDS	(89,455)	—	(89,455)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(6,539,683)	$(7,380,977)	$(85,109,076)

NET LOSS PER SHARE (basic and diluted)	$(0.22)	$(0.25)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (basic and diluted)	29,398,634	28,999,752

See accompanying notes to consolidated financial statements.

Mines Management, Inc. and Subsidiaries (An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

			From Inception of Exploration Stage August 12, 2002 Through December 31, 2014
	Years Ended December 31,
	2014	2013
Net loss	$(6,450,228)	$(7,380,977)	$(85,019,621)
Reclassification to realized gain upon sale of marketable securities	—	—	(2,005,904)
Adjustment to net unrealized gain on marketable securities	(11,707)	(5,459)	1,997,206

COMPREHENSIVE LOSS	$(6,461,935)	$(7,386,436)	$(85,028,319)

See accompanying notes to consolidated financial statements.

Mines Management, Inc. and Subsidiaries (An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FROM INCEPTION (AUGUST 12, 2002) THROUGH DECEMBER 31, 2014

			Issuable Common Stock						Deficit Accumulated During the Exploration Stage
	Common Stock				Preferred Stock					Accumulated Other Comprehensive Income
							Additional Paid-in Capital	Accumulated Deficit
	Shares	Amount	Shares	Amount	Shares	Amount					Total
BALANCES, AUGUST 12, 2002 (Inception of exploration stage)	5,316,956	$5,317	90,000	$22,500	—	$—	$1,495,998	$(1,117,306)	$—	$846	$407,355
Issuable common stock issued	90,000	90	(90,000)	(22,500)	—	—	22,410	—	—	—	—
Common stock issued for cash	14,515,912	14,517	—	—	—	—	55,400,354	—	—	—	55,414,871
Exercise of stock options and warrants	3,548,722	3,549	—	—	—	—	4,422,696	—	—	—	4,426,245
Stock-based compensation	380,000	380	—	—	—	—	10,905,519	—	—	—	10,905,899
Issuance of stock for Heidelberg shares	5,148,162	5,147	—	—	—	—	15,035,173	—	—	—	15,040,320
Cumulative adjustment for warrant derivative	—	—	—	—	—	—	(476,381)	—	—	—	(476,381)
Adjustment to net unrealized gain on marketable securities	—	—	—	—	—	—	—	—	—	2,013,526	2,013,526
Reclassification to realized gain upon sale of marketable securities	—	—	—	—	—	—	—	—	—	(2,005,904)	(2,005,904)
Net loss	—	—	—	—	—	—	—	—	(71,188,416)	—	(71,188,416)

BALANCES, DECEMBER 31, 2012	28,999,752	29,000	—	—	—	—	86,805,769	(1,117,306)	(71,188,416)	8,468	14,537,515
Stock-based compensation	—	—	—	—	—	—	424,612	—	—	—	424,612
Adjustment to net unrealized gain on marketable securities	—	—	—	—	—	—	—	—	—	(5,459)	(5,459)
Net loss	—	—	—	—	—	—	—	—	(7,380,977)	—	(7,380,977)

BALANCES, DECEMBER 31, 2013	28,999,752	29,000	—	—	—	—	87,230,381	(1,117,306)	(78,569,393)	3,009	7,575,691
Exercise of stock options and warrants	211,696	212	—	—	—	—	177,538	—	—	—	177,750
Stock-based compensation	—	—	—	—	—	—	309,839	—	—	—	309,839
Preferred stock issued for cash	—	—	—	—	4,000	4,000,000	(505,924)	—	—	—	3,494,076
Preferred stock converted to common stock	602,592	602	—	—	(474)	(474,000)	473,398	—	—	—	—
Preferred stock dividends	—	—	—	—	—	—	—	—	(89,455)	—	(89,455)
Adjustment to net unrealized gain on marketable securities	—	—	—	—	—	—	—	—	—	(11,707)	(11,707)
Net loss	—	—	—	—	—	—	—	—	(6,450,228)	—	(6,450,228)

BALANCES, DECEMBER 31, 2014	29,814,040	$29,814	—	$—	3,526	$3,526,000	$87,685,232	$(1,117,306)	$(85,109,076)	$(8,698)	$5,005,966

See accompanying notes to consolidated financial statements.

Mines Management, Inc. and Subsidiaries (An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

			From Inception of Exploration Stage August 12, 2002 Through December 31, 2014
	Years Ended December 31,
	2014	2013
Increase (Decrease) in Cash and Cash Equivalents
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,450,228)	$(7,380,977)	$(85,019,621)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	309,839	424,612	11,640,350
Stock received for services	—	—	(11,165)
Depreciation	760,930	933,039	7,118,706
Initial measurement of asset retirement obligation	—	—	344,187
Accretion of asset retirement obligation	23,791	22,665	159,092
Gain on sale of available-for-sale investments	—	—	(2,005,904)
Gain from warrant derivatives	—	—	(476,381)
Gain on sale of property and equipment	(122,600)	(23,000)	(145,600)
Impairment of mineral properties	—	—	504,492
Changes in operating assets and liabilities:
Interest receivable	2,504	827	(4,484)
Prepaid expenses and deposits	(70,665)	13,606	(368,362)
Accounts payable	(54,735)	(114,021)	326,406
Payroll and payroll taxes payable	(5,217)	5,484	14,961

Net cash used in operating activities	(5,606,381)	(6,117,765)	(67,923,323)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	—	(7,697,121)
Proceeds from disposition of property and equipment	122,913	23,000	181,336
Proceeds (purchase) of certificates of deposit	1,565,577	(6,216)	(1,124,054)
Net proceeds from sale of available-for-sale securities	—	—	2,005,904
Increase in mineral properties	—	—	(144,312)

Net cash provided by (used in) investing activities	1,688,490	16,784	(6,778,247)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of preferred stock	3,494,076	—	3,494,076
Net proceeds from sales of common stock	177,750	—	75,059,186
Cumulative preferred stock dividends	(36,565)	—	(36,565)

Net cash provided by financing activities	3,635,261	—	78,516,697

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(282,630)	(6,100,981)	3,815,127
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	4,145,092	10,246,073	47,335

CASH AND CASH EQUIVALENTS, END OF YEAR	$3,862,462	$4,145,092	$3,862,462

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$—	$—	$65,768

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrual of cumulative preferred stock dividends	$52,890	$—	$—

Preferred shares converted to common shares	$474,000	$—	$474,000

See accompanying notes to consolidated financial statements.

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization:

        Mines Management, Inc. (the "Company") is a publicly held Idaho corporation incorporated in 1947. The Company acquires, explores, and develops mineral properties in North and South America.

Summary of Significant Accounting Policies:

a.     Going concern

        The accompanying consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern and do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. The Company is an exploration stage company and has incurred losses since the inception of its exploration stage. The Company does not have sufficient cash to fund normal operations beyond 2015 without raising additional funds. The Company currently does not have a recurring source of revenue sufficient to fund normal operations and its ability to continue as a going concern is dependent on the Company's ability to secure sufficient funding for its future exploration and working capital requirements, which may include the sale of its equity or debt securities, and the eventual profitable exploitation of its mining properties. There can be no assurance that the Company will succeed in securing additional funding on terms acceptable to the Company or at all, or in generating future profitable operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

j.      Asset retirement obligations

        A liability is recognized for the present value of estimated environmental remediation (asset retirement obligation), in the period in which the liability is incurred if a reasonable estimate of fair value can be made. The offsetting balance is charged to expense as an exploration cost if the liability is incurred during the exploration stage of the related mining project or as an asset if the related mining project is in production. Adjustments are made to the liability for changes resulting from passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation. The Company has an asset retirement obligation associated with its underground evaluation program at the Montanore Project, described more fully in note 6.

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

m.    Net loss per share

        Basic earnings or loss per share is computed on the basis of the weighted average number of shares outstanding during the period. Diluted earnings or loss per share is calculated on the basis of the weighted average number of shares outstanding during the period plus the effect of potential dilutive shares during the period. Potential dilutive shares include outstanding stock options and warrants and convertible preferred stock. For periods in which a net loss is reported, potential dilutive shares are excluded because they are antidilutive. Therefore, basic loss per share is the same as diluted loss per share for the years ended December 31, 2014 and 2013.

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

o.     Recent accounting pronouncements

        During 2013, the FASB issued guidance related to unrecognized tax benefits related to a net operating loss carryforward, similar tax loss or a tax credit carryforward. The new standard requires an unrecognized tax benefit that is not available under the tax law or not intended to be used at the reporting date to be presented as a separate liability, rather than netted against a deferred tax asset in the financial statements. The Company adopted the provisions of this guidance effective January 1, 2014. This guidance did not have a significant impact on the Company's consolidated financial position, results of operations or cash flows.

        In June 2014, the FASB issued guidance with regard to Development Stage Entities which eliminates the requirement for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The Company adopted the provisions of this guidance effective January 1, 2015. Adoption of this update is expected to affect only the presentation and disclosures of the Company's consolidated financial statements.

        In August 2014, the FASB issued a new going concern standard which defines management's responsibility to evaluate whether there is substantial doubt about an organization's ability to continue as a going concern and to provide related footnote disclosures. This guidance is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Adoption of this update is not anticipated to have a material impact on the Company's consolidated financial statements.

p.     Subsequent events

        The Company evaluated events and transactions subsequent to the balance sheet date of December 31, 2014, for potential recognition or disclosure in the consolidated financial statements.

NOTE 2—MINING PROPERTIES

Montanore:

        The Montanore property is located in northwestern Montana and includes 10 patented mining claims and 861 unpatented mining claims. In August 2002, the Company acquired a controlling interest

NOTE 2—MINING PROPERTIES (Continued)

in the Montanore silver and copper deposit in Sanders and Lincoln Counties, Montana. The Company received a quitclaim deed from Noranda Mineral Corp. ("Noranda") when Noranda elected to withdraw from the project. In December 2002, the Company received a quitclaim deed to all intellectual property connected with studies that Noranda carried out on the project.

Advance and Iroquois:

        The Advance and Iroquois properties are located in northern Washington State. The Advance property consists of 720 acres of patented mineral rights. Although the Company does not own the overlying surface rights to its patented mineral rights, it does have right of access to explore and mine. The Iroquois property consists of 62 acres of patented mineral and surface rights.

NOTE 3—CERTIFICATES OF DEPOSIT

        The Company owned two certificates of deposit for a total of $1,559,361 as of December 31, 2013. These investments matured in February 2014 and were not renewed.

        The Company also has a certificate of deposit pledged as security for a letter of credit to the Montana Department of Environmental Quality as a reclamation guarantee for the Montanore expansion evaluation program. This certificate of deposit was in the amount of $1,124,055 and $1,130,271 as of December 31, 2014 and 2013, respectively. It bore interest at the rate of 0.40% as of December 31, 2014 and had a maturity date of January 3, 2015. This certificate of deposit renews automatically each year and is included with reclamation deposits on the Consolidated Balance Sheets for the years ended December 31, 2014 and 2013. The certificate was renewed on January 3, 2015 in the amount of $1,124,055 bearing interest at the rate of 0.40% and expires on January 3, 2016.

NOTE 4—AVAILABLE-FOR-SALE SECURITIES

        Available-for-sale securities are comprised of common stocks which have been valued using quoted market prices in active markets. The following table summarizes the Company's available-for-sale securities:

	December 31, 2014	December 31, 2013
Cost	$11,165	$11,165
Unrealized Gains (Losses)	(8,698)	3,009

Fair Market Value	$2,467	$14,174

NOTE 5—FAIR VALUE MEASUREMENTS

        The following table summarizes the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2014 and 2013, and the fair value calculation input hierarchy level determined to apply to each asset and liability category. Quoted market prices

NOTE 5—FAIR VALUE MEASUREMENTS (Continued)

were used to determine the fair value of available-for-sale securities. The Company has no financial assets or liabilities that are measured at fair value on a nonrecurring basis.

	Balance at December 31, 2014	Balance at December 31, 2013	Input Hierarchy Level
Assets:
Available-for-sale securities	$2,467	$14,174	Level 1
Liabilities:
Asset retirement obligation	$503,279	$479,488	Level 3

        The following table presents the fair value reconciliation of Level 3 liabilities measured at fair value during the year ended December 31, 2014:

Asset Retirement Obligation
Balance January 1, 2014	$479,488
Accretion expense	23,791

Balance December 31, 2014	$503,279

NOTE 6—ASSET RETIREMENT OBLIGATIONS

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

	Year Ended December 31, 2013	Year Ended December 31, 2013
Balance January 1,	$479,488	$456,823
Accretion expense	23,791	22,665

Balance December 31,	$503,279	$479,488

        The Company has a certificate of deposit which is pledged as security for a Letter of Credit to the Montana Department of Environmental Quality as a reclamation guarantee for the Montanore expansion evaluation program which is discussed further in note 3.

NOTE 7—CONCENTRATION OF CREDIT RISK

        The Company maintains most of its cash and cash equivalents in one financial institution. To date, the Company has not experienced a material loss or lack of access to its invested cash or cash equivalents; however, no assurance can be provided that access to the Company's invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets. The Company's total uninsured bank deposit balance totaled approximately $4,800,000 as of December 31, 2014.

NOTE 8—STOCKHOLDERS' EQUITY

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

        In October 2005, the Company sold 1,016,667 common shares at a price of $6.00 per share. In connection with the stock sales, the Company granted warrants to purchase up to 737,084 shares of common stock at $8.25 per share. During the term of the warrants, the exercise price of the warrants was reduced to $2.56 per share and the number of common shares issuable upon exercise increased to 2,375,368 shares to comply with the anti-dilution provisions of the warrant agreement. Cumulative warrants exercised relating to this issue were 269,620 as of the date they expired, April 20, 2012.

Preferred Shares:

        During July 2014, the Company sold to one investor 4,000 units consisting of one share of the Company's Series B convertible preferred stock, no par value, and a warrant to purchase the Company's common stock, par value $0.001 per share, at a stated value of $1,000 per unit. Each share of Series B convertible preferred stock is immediately convertible into shares of common stock at a conversion rate of approximately 1,271 shares of common stock for each share of Series B convertible preferred stock (equivalent to a conversion price of $0.7866 per share of common stock). The conversion rate is subject to downward adjustment upon the Company issuing or selling shares of the Company's common stock for a per share price less than the applicable conversion rate. The offering yielded gross proceeds, before offering expenses, of $4.0 million (net proceeds of $3.5 million after deducting placement agent and investor fees and expenses and other offering expenses). The preferred stock has no voting rights but will entitle the holders to receive cumulative dividends at the rate of 6% per annum per share, payable quarterly. The dividends are payable in either cash or common stock at the Company's discretion. As of December 31, 2014, 474 shares of the Series B convertible preferred stock had been converted into 602,592 shares of common stock. Upon the occurrence of certain events that the Company believes are within its control, the holders of the preferred shares may have the

NOTE 8—STOCKHOLDERS' EQUITY (Continued)

option to redeem or convert them into common shares or increase the dividend rate to 18% per annum.

        Warrants:    Each warrant is immediately exercisable at an exercise price of $1.0816 per share and allows the holder to purchase approximately 636 shares of the Company's common stock. The warrants are not listed on a national securities exchange and do not have the rights or privileges of a holder of common stock, including any voting rights, until the holder exercises the warrant. Upon the occurrence of a Fundamental Transaction, as defined in the warrant, the Company or its successor may be required to purchase the unexercised portion of the warrant from the warrant holder. The Company does not currently anticipate that this will occur. The following table summarizes exercise prices and expiration dates of outstanding common stock purchase warrants as of December 31, 2014.

Number of Warrants	Exercise Price Per Share	Expiration Date
4,000	$1.0816	November 30, 2018

        Liquidation:    Upon any dissolution, liquidation or winding up, whether voluntary or involuntary, holders of the preferred stock are entitled to receive distributions out of the Company's assets, whether capital or surplus, before any distributions may be made on any other outstanding classes of stock. The amount received by holders of the preferred stock will be equal to the stated value of $1,000 per share of preferred stock plus any accrued and unpaid dividends thereon, and any other fees or liquidated damages then due and owing.

NOTE 9—STOCK OPTIONS

        The Company had four equity incentive plans: the 2003 Stock Option Plan, the 2003 Consultant Stock Compensation Plan, the 2007 Equity Incentive Plan, and the 2012 Equity Incentive Plan (collectively, the "Plans"). Under all of the equity incentive plans, the option exercise price may not be less than 100% of the fair market value per share on the date of grant, the stock options are exercisable within ten years from the date of the grant of the option, and the vesting schedule of the options is at the discretion of the Board of Directors.

        Under the 2003 Stock Option Plan and Consultant Stock Compensation Plan, both of which expired in February 2014, the Company could grant options to purchase up to 3,000,000 shares and 700,000 shares of authorized and unissued common stock, respectively. The 2003 Stock Option Plan included both incentive stock options and nonqualified stock options.

        Under the 2007 Equity Incentive Plan (the "2007 Plan"), which provides for the issuance of both incentive stock options and nonqualified stock options and restricted shares to directors, employees and consultants of the Company, the Company may issue up to 3,000,000 shares of the Company's authorized but unissued common stock. No participant is eligible to be granted more than 500,000 common shares during any calendar year.

        Under the 2012 Equity Incentive Plan ("2012 Plan"), the Company may grant options to purchase up to 3,000,000 shares of the Company's authorized but unissued common stock, at the discretion of the Board. The 2012 Plan provides for the issuance of incentive stock options to employees and nonqualified stock options to directors, employees and consultants of the Company. No participant is eligible to be granted more than 200,000 common shares during any calendar year.

NOTE 9—STOCK OPTIONS (Continued)

        A summary of the option activity under the Plans as of December 31, 2014, and changes during the year then ended, is presented below:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2014	4,663,000	$1.53
Granted	1,290,000	$0.69
Exercised	(237,000)	$0.90
Forfeited or expired	(840,000)	$1.72

Outstanding at December 31, 2014	4,876,000	$1.31	2.91	$—

Exercisable at December 31, 2014	3,976,000	$1.46	2.44	$—

        The fair value for each option award is estimated at the date of grant using the Black-Scholes option-pricing model using the assumptions noted in the following table. Volatility for the years presented is based on the historical volatility of the Company's common stock over the expected life of the option. The risk-free rate for periods within the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The Company does not foresee the payment of dividends on common stock in the near term.

	Years Ended December 31,
	2014	2013
Weighted average risk-free interest rate	0.95%	0.54%
Weighted average volatility	69.00%	70.56%
Expected dividend yield	—	—
Weighted average expected life (in years)	3.0	3.0
Weighted average grant-date fair value	$0.32	$0.35

        During the year ended December 31, 2014, there were 237,000 options exercised with a weighted average exercise price of $0.90. The total intrinsic value of the options exercised during the year ended December 31, 2014 was $88,724. During the year ended December 31, 2013, there were no options exercised.

        A summary of the status of the Company's nonvested options as of December 31, 2014 and changes during the year then ended is presented below:

	Number of Options	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2014	588,000	$0.27
Issued	1,100,000	$0.31
Vested	(788,000)	$0.31

Nonvested at December 31, 2014	900,000	$0.28

        As of December 31, 2014, there was $176,449 of unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans. The cost is expected to be recognized over a weighted-average period of less than one year.

NOTE 9—STOCK OPTIONS (Continued)

        Total compensation costs recognized for stock-based employee compensation awards was $300,643 and $401,533 for the years ended December 31, 2014 and 2013, respectively. These costs were included in general and administrative and technical services and exploration expenses on the Consolidated Statements of Operations. Total costs recognized for stock-based compensation awards for services performed by outside parties were $9,196 and $23,079 for the years ended December 31, 2014 and 2013, respectively. Cash received from options exercised under all share-based payment arrangements for the years ended December 31, 2014 and 2013 was $177,750 and $0, respectively.

NOTE 10—DEFERRED INCOME TAX

        As of December 31, 2014 and 2013, the Company had net deferred tax assets that were fully reserved by valuation allowances. Following are the components of such assets and allowances:

	Years Ended December 31,
	2014	2013
Deferred tax assets:
Net operating loss carryforwards	$24,270,000	$22,390,000
Stock-based compensation	480,000	550,000
Property and equipment	1,250,000	1,250,000
Asset retirement obligation	170,000	170,000

Total deferred tax assets	26,170,000	24,360,000
Deferred tax liabilities:
Property, plant and equipment	210,000	350,000

Net deferred tax asset before valuation allowance	25,960,000	24,010,000
Less valuation allowance	(25,960,000)	(24,010,000)

Net deferred tax assets	$—	$—

        For the periods presented, the effective income tax rate differed from the expected rate because of the effects of changes in the deferred tax asset valuation allowance. Changes in the deferred tax asset valuation allowance for the years ended December 31, 2014 and 2013 relate only to corresponding changes in deferred tax assets for those periods.

        As of December 31, 2014, the Company had federal tax-basis net operating loss carryforwards totaling approximately $71,600,000 which will expire in various amounts from 2019 through 2034. The Company is subject to examination of its income tax filings in the United States and various state jurisdictions for the 2011 through 2014 tax years. Within each of these jurisdictions the Company has examined its material tax positions and determined that they would more likely than not be sustained.

NOTE 11—COMMITMENTS

Operating Leases:

        The Company leases office space and equipment. The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2014.

Years ending December 31:
2015	$53,100
2016	11,500
2017	3,100
2018	1,600

Total minimum payments required	$69,300

Employment Agreements:

        The Company has employment agreements with certain executives. The agreements include a provision for severance pay equal to a multiple of each executive's salary. To receive severance, termination must be without cause and cannot be a result of death or disability. Additionally, severance must be paid if the executive resigns for good reason within one year following a change in control of the Company. As of December 31, 2014, the potential aggregate liability for severance pay under the agreements is $2,100,000.

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

        Management has assessed the effectiveness of its internal control over financial reporting as of December 31, 2014. In making its assessment of the effectiveness of internal control over financial reporting, management used the criteria described in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        Based on its assessment using those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2014.

  Changes in Internal Control over Financial Reporting

        There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 that occurred during the year ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION.

        None.

PART III

        In accordance with General Instruction G(3), the information required by Part III is hereby incorporated by reference from our proxy statement for our 2015 annual shareholders' meeting to be filed pursuant to Regulation 14A (the "2015 Proxy Statement") not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

        Information relating to this item will be included in the 2015 Proxy Statement and is incorporated by reference in this Annual Report on Form 10-K.

ITEM 11.    EXECUTIVE COMPENSATION.

        Information relating to this item will be included in the 2015 Proxy Statement and is incorporated by reference in this Annual Report on Form 10-K.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        Information relating to this item will be included in the 2015 Proxy Statement and is incorporated by reference in this Annual Report on Form 10-K.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

        Information relating to this item will be included in the 2015 Proxy Statement and is incorporated by reference in this Annual Report on Form 10-K.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

        Information relating to this item will be included in the 2015 Proxy Statement and is incorporated by reference in this Annual Report on Form 10-K.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)
Documents filed as part of this Annual Report on Form 10-K or incorporated by reference:

(1)
Our consolidated financial statements beginning on page 32 of this report.

  (2)
  Financial Statement Schedules (omitted because they are either not required, are not applicable, or the required information is disclosed in the notes to the financial statements or related notes).

  (3)
  The following exhibits are filed with this Annual Report on Form 10-K or incorporated by reference.

EXHIBITS

Exhibit Number	Description of Exhibits
3.1	Articles of Incorporation of Mines Management, Inc.,(1)
3.2	Articles of Amendment to the Articles of Incorporation of Mines Management, Inc. (dated June 18, 2009)(2)
3.3	Articles of Amendment to the Articles of Incorporation of Mines Management, Inc. (dated June 24, 2014)(3)
3.4	Bylaws of Mines Management, Inc.(4)
3.5	First Amendment to Bylaws of Mines Management, Inc.(5)
4.1	Specimen of Certificate of Common Stock, par value $0.001.(6)
4.2	Registration Rights Agreement dated October 21, 2005.(7)
4.3	Registration Rights Agreement dated November 2, 2007 between Mines Management, Inc. and Silver Wheaton Corp.(8)
4.4	Amendment No. 1 to Registration Rights Agreement dated March 12, 2008 between Mines Management, Inc. and Silver Wheaton Corp.(9)
4.5	Form of Warrant.(10)
10.1	Right of First Refusal Agreement dated November 2, 2007 between Mines Management, Inc. and Silver Wheaton Corp.(9)
10.2	Employment Agreement dated December 28, 2011 between Mines Management, Inc. and Douglas Dobbs.(11)
10.3	Employment Agreement dated December 28, 2011 between Mines Management, Inc. and Glenn M. Dobbs.(11)
10.4	Employment Agreement dated May 7, 2007 between Mines Management, Inc. and Nicole Altenburg.(12)
10.5	Mines Management, Inc., 2003 Stock Option Plan, as amended.(13)(14)
10.6	Mines Management, Inc. 2007 Equity Incentive Plan.(15)
10.7	Mines Management, Inc. 2012 Equity Incentive Plan.(18)
10.8	Rights Agreement, dated June 18, 2009, between Mines Management, Inc. and Computershare Trust Company, N.A.(16)
10.9	Exploration Earn-In Agreement dated March 2, 2012 between Estrella Gold Corporation, Mines Management, Inc. and Minera Montanore Peru S.A.C.(12)
10.10	Placement Agent Agreement, dated as of July 25, 2014, between Mines Management, Inc. and Roth Capital Partners, LLC.(10)

Exhibit Number	Description of Exhibits
10.11	Form of Securities Purchase Agreement.(10)
14	Code of Ethics.(17)
21	Subsidiaries of the Registrant.*
23.1	Consent of Tanner LLC.*
23.2	Consent of Mine Development Associates, Inc.*
23.3	Consent of Mine and Quarry Engineering Services, Inc.*
31.1	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14(a) and Rule 15d- 14(a)(Section 302 of the Sarbanes-Oxley Act of 2002).*
31.2	Certification of Principal Financial Officer of Periodic Report pursuant to Rule 13a-14(a) and Rule 15d-14(a)(Section 302 of the Sarbanes-Oxley Act of 2002).*
32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).**
32.2	Certificate of Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).**
101
The following financial information from Mines Management, Inc.'s Annual Report on form 10-K for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2014 and December 31, 2013; (ii) Consolidated Statements of Operations for the years ended December 31, 2014 and December 31, 2013, and from inception through December 31, 2014; (iii) Consolidated Statements of Comprehensive Loss for the years ended December 31, 2014 and December 31, 2013, and from inception through December 31, 2014; (iv) Consolidated Statements of Stockholders' Equity from inception through December 31, 2014; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2014 and December 31, 2013, and from inception through December 31, 2014; and (vi) Notes to Consolidated Financial Statements, detail tagged.*

*
Filed herewith.

**
Furnished herewith.

(1)
Incorporated by reference to Form S-3 filed on June 12, 2006.

(2)
Incorporated by reference to Form 8-K filed June 19, 2009.

(3)
Incorporated by reference to Form 8-K filed on July 25, 2014.

(4)
Incorporated by reference to Form 10SB12G filed February 11, 1999.

(5)
Incorporated by reference to Form 8-K filed April 21, 2009.

(6)
Incorporated by reference to Form S-3 filed June 12, 2006.

(7)
Incorporated by reference to Form 8-K filed October 24, 2005.

(8)
Incorporated by reference to Form 8-K filed April 20, 2007.

(9)
Incorporated by reference to Form 10-K filed March 17, 2008.

(10)
Incorporated by reference to Form 8-K filed on July 25, 2014.

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

(17)
Incorporated by reference to Form 8-K filed December 8, 2008.

(18)
Incorporated by reference to Proxy Statement on Schedule 14A filed April 30, 2012.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed March 31, 2015 on its behalf by the undersigned, thereunto duly authorized.

MINES MANAGEMENT, INC. Registrant
By:	/s/ GLENN M. DOBBS
	By:	Glenn M. Dobbs
Chief Executive Officer and Chairman

        Pursuant to the requirements of the Securities Act of 1934, this Report has been signed by the following persons on behalf of the Registrant, in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GLENN M. DOBBS Glenn M. Dobbs	Chief Executive Officer and Chairman (Principal Executive Officer)	March 31, 2015
/s/ DOUGLAS D. DOBBS Douglas D. Dobbs	President and Director	March 31, 2015
/s/ ROY G. FRANKLIN Roy G. Franklin	Director	March 31, 2015
/s/ ROBERT L. RUSSELL Robert L. Russell	Director	March 31, 2015
/s/ JERRY G. POGUE Jerry G. Pogue	Director	March 31, 2015
/s/ RUSSELL C. BABCOCK Russell C. Babcock	Director	March 31, 2015
/s/ NICOLE ALTENBURG Nicole Altenburg	Principal Financial Officer (Principal Financial and Accounting Officer)	March 31, 2015

EXHIBIT INDEX

Exhibit Number	Description of Exhibits
3.1	Articles of Incorporation of Mines Management, Inc.(1)
3.2	Articles of Amendment to the Articles of Incorporation of Mines Management, Inc.(dated June 18, 2009)(2)
3.3	Articles of Amendment to the Articles of Incorporation of Mines Management, Inc.(dated June 24, 2014)(3)
3.4	Bylaws of Mines Management, Inc.(4)
3.5	First Amendment to Bylaws of Mines Management, Inc.(5)
4.1	Specimen of Certificate of Common Stock, par value $0.001(6)
4.2	Registration Rights Agreement dated October 21, 2005(7)
4.3	Registration Rights Agreement dated November 2, 2007 between Mines Management, Inc. and Silver Wheaton Corp.(8)
4.4	Amendment No. 1 to Registration Rights Agreement dated March 12, 2008 between Mines Management, Inc. and Silver Wheaton Corp.(9)
4.5	Form of Warrant.(10)
10.1	Right of First Refusal Agreement dated November 2, 2007 between Mines Management, Inc. and Silver Wheaton Corp.(9)
10.2	Employment Agreement dated December 28, 2011 between Mines Management, Inc. and Douglas Dobbs.(11)
10.3	Employment Agreement dated December 28, 2011 between Mines Management, Inc. and Glenn M. Dobbs.(11)
10.4	Employment Agreement dated May 7, 2007 between Mines Management, Inc. and Nicole Altenburg(12)
10.5	Mines Management, Inc., 2003 Stock Option Plan, as amended.(13)(14)
10.6	Mines Management, Inc. 2007 Equity Incentive Plan.(15)
10.7	Mines Management, Inc. 2012 Equity Incentive Plan.(18)
10.8	Rights Agreement, dated June 18, 2009, between Mines Management, Inc. and Computershare Trust Company, N.A.(16)
10.9	Exploration Earn-In Agreement dated March 2, 2012 between Estrella Gold Corporation, Mines Management, Inc. and Minera Montanore Peru S.A.C.(12)
10.10	Placement Agent Agreement, dated as of July 25, 2014, between Mines Management, Inc. and Roth Capital Partners, LLC.(10)
10.11	Form of Securities Purchase Agreement.(10)
14	Code of Ethics.(17)
21	Subsidiaries of the Registrant.*
23.1	Consent of Tanner LLC.*
23.2	Consent of Mine Development Associates, Inc.*
23.3	Consent of Mine and Quarry Engineering Services, Inc.*

Exhibit Number	Description of Exhibits
31.1	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14(a) and Rule 15d- 14(a)(Section 302 of the Sarbanes-Oxley Act of 2002).*
31.2	Certification of Principal Financial Officer of Periodic Report pursuant to Rule 13a-14(a) and Rule 15d-14(a)(Section 302 of the Sarbanes-Oxley Act of 2002).*
32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).**
32.2	Certificate of Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).**
101
The following financial information from Mines Management, Inc.'s Annual Report on form 10-K for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2014 and December 31, 2013; (ii) Consolidated Statements of Operations for the years ended December 31, 2014 and December 31, 2013, and from inception through December 31, 2014; (iii) Consolidated Statements of Comprehensive Loss for the years ended December 31, 2014 and December 31, 2013, and from inception through December 31, 2014; (iv) Consolidated Statements of Stockholders' Equity from inception through December 31, 2014; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2014 and December 31, 2013, and from inception through December 31, 2014; and (vi) Notes to Consolidated Financial Statements, detail tagged.*

*
Filed herewith.

**
Furnished herewith.

(1)
Incorporated by reference to Form S-3 filed on June 12, 2006.

(2)
Incorporated by reference to Form 8-K filed June 19, 2009.

(3)
Incorporated by reference to Form 8-K filed on July 25, 2014.

(4)
Incorporated by reference to Form 10SB12G filed February 11, 1999.

(5)
Incorporated by reference to Form 8-K filed April 21, 2009.

(6)
Incorporated by reference to Form S-3 filed June 12, 2006.

(7)
Incorporated by reference to Form 8-K filed October 24, 2005.

(8)
Incorporated by reference to Form 8-K filed April 20, 2007.

(9)
Incorporated by reference to Form 10-K filed March 17, 2008.

(10)
Incorporated by reference to Form 8-K filed on July 25, 2014.

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