Form 10-Q
period 2015-03-31
MINES MANAGEMENT INC
filed 2015-05-15
CIK 66649

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

At May14, 2015, 29,814,040 common shares, par value $0.001 per share, were issued and outstanding.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

Information contained in or incorporated by reference into this Quarterly Report on Form 10-Q may contain forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995.  The use of any of the words “development”, “anticipate”, “continues”, “estimate”, “expect”, “may”, “project”, “should”, “believe”, or similar expressions are intended to identify such statements.  Forward-looking statements included in this report relate to, among other things, comments regarding further exploration and evaluation of the Montanore Project, including drilling activities, engineering and environmental studies, environmental, reclamation and permitting requirements and the process and timing and the costs associated with the foregoing; the process and timing associated with the Montanore Project permitting process, including the issuance of a final environmental impact statement and a record of decision, financing needs, including the financing required to fund the Company’s ongoing activities, sources of financing; planned expenditures and cash requirements for the remaining three quarters of 2015,  efforts to reduce costs, including reducing manpower.  We believe the expectations reflected in those forward-looking statements are reasonable.  However, we cannot assure that the expectations will prove to be correct.  Certain cautionary statements are also included elsewhere in this report, including, without limitation, in conjunction with the forward-looking statements.  All forward-looking statements speak only as of the date made.  All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements.  Except as required by law, we undertake no obligation to update any forward-looking statements.  Factors that could cause actual results to differ materially from our expectations include, among others, those factors referenced in the “Risk Factors” section of this report and our Annual Report on Form 10-K for the year ended December 31, 2014 and such things as:

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

MINES MANAGEMENT, INC.

FORM 10-Q

QUARTER ENDED MARCH 31, 2015

PART I— FINANCIAL INFORMATION

ITEM 1.                                                FINANCIAL STATEMENTS

i

Mines Management, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2015	December 31, 2014
Assets
CURRENT ASSETS:
Cash and cash equivalents	$2,653,693	$3,862,462
Interest receivable	1,078	4,484
Prepaid expenses and deposits	261,566	307,951
Total current assets	2,916,337	4,174,897

PROPERTY AND EQUIPMENT:
Buildings and leasehold improvements	836,454	836,454
Equipment	6,361,318	6,361,318
Office equipment	343,897	343,897
	7,541,669	7,541,669
Less accumulated depreciation	7,024,990	6,997,153
	516,679	544,516
OTHER ASSETS:
Available-for-sale securities	3,447	2,467
Reclamation deposits	1,184,966	1,184,966
	1,188,413	1,187,433
	$4,621,429	$5,906,846
Liabilities and Stockholders’ Equity
CURRENT LIABILITIES:
Accounts payable	$457,790	$326,570
Payroll and payroll taxes payable	33,581	18,141
Dividends payable	52,890	52,890
Total current liabilities	544,261	397,601

LONG-TERM LIABILITIES:
Asset retirement obligation	509,325	503,279
Total liabilities	1,053,586	900,880

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred shares — no par value, 10,000,000 shares authorized; Series B 6% convertible preferred shares — $1,000 stated value, 3,526 shares issued and outstanding	3,526,000	3,526,000
Common shares — $0.001 par value, 100,000,000 shares authorized; 29,814,040 shares issued and outstanding	29,814	29,814
Additional paid-in capital	87,813,032	87,685,232
Accumulated deficit	(87,793,285)	(86,226,382)
Accumulated other comprehensive income	(7,718)	(8,698)
Total stockholders’ equity	3,567,843	5,005,966
	$4,621,429	$5,906,846

See accompanying notes to condensed consolidated financial statements.

Mines Management, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
	2015	2014
REVENUE:
Royalties	$—	$7,291
OPERATING EXPENSES:
General and administrative	551,902	591,635
Technical services and exploration	422,958	481,918
Depreciation	27,837	206,701
Legal, accounting, and consulting	465,624	206,704
Fees, filing, and licenses	47,800	67,769
Total operating expenses	1,516,121	1,554,727
LOSS FROM OPERATIONS	(1,516,121)	(1,547,436)
OTHER INCOME:
Interest income, net	2,108	3,725
NET LOSS	(1,514,013)	(1,543,711)

CUMULATIVE PREFERRED STOCK DIVIDENDS	(52,890)	—

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(1,566,903)	$(1,543,711)

NET LOSS PER SHARE (basic and diluted)	$(0.05)	$(0.05)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (basic and diluted)	29,814,040	29,036,990

See accompanying notes to condensed consolidated financial statements.

Mines Management, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

	Three Months Ended March 31,
	2015	2014
Net Loss	$(1,514,013)	$(1,543,711)
Adjustment to net unrealized gain (loss) on marketable securities	980	(7,941)
COMPREHENSIVE LOSS	$(1,513,033)	$(1,551,652)

See accompanying notes to condensed consolidated financial statements.

Mines Management, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,514,013)	$(1,543,711)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	127,800	42,805
Depreciation	27,837	206,701
Accretion of asset retirement obligation	6,046	5,760
Changes in assets and liabilities:
Interest receivable	3,406	5,911
Prepaid expenses and deposits	46,385	35,389
Accounts payable	131,220	94,014
Payroll and payroll taxes payable	15,440	8,856
Net cash used in operating activities	(1,155,879)	(1,144,275)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposition of property and equipment	—	313
Proceeds from certificates of deposit	—	1,565,577
Net cash provided by investing activities	—	1,565,890
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sales of common stock	—	128,250
Cumulative preferred stock dividends	(52,890)	—
Net cash provided by (used in) financing activities	(52,890)	128,250
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,208,769)	549,865
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,862,462	4,145,092
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,653,693	$4,694,957
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
Accrual of cumulative preferred stock dividends	$52,890	$—

See accompanying notes to condensed consolidated financial statements.

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Nature of Operations:

Mines Management, Inc. (the Company) is an Idaho corporation incorporated in 1947.  The Company acquires, explores, and develops mineral properties in North America.  The Company’s principal mineral property interest, the Montanore Project, is held by its wholly owned subsidiaries, Newhi Inc. and Montanore Minerals Corp.  The Company’s properties, including the Montanore property are currently in the exploration stage; none of its properties are currently in production.  The Company has commenced       re-permitting of the Montanore Project and is determining its feasibility for development.  Approval by regulatory agencies will be required before the Montanore Project can proceed with exploration and project development.  The Company’s business, operations and financial condition are subject to significant risks and uncertainties, including failing to secure additional funding to continue our business or execute our planned advanced evaluation and delineation drilling program at the Montanore Project.

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

The preparation of financial statements in accordance with U.S. GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company’s condensed consolidated financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions, which could have a material effect on the reported amounts of the Company’s consolidated financial position and results of operations. Operating results for the three month period ended March 31, 2015 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2015.

For further information, refer to the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

(b)                                 Mining properties, exploration and development costs

All exploration expenditures are expensed as incurred.  Significant property acquisition payments for active exploration properties are capitalized, including payments to acquire mineral rights.  Once a feasibility study has been completed and approved by management, and a decision is made to put the ore body into production, expenditures to develop new mines, to define further mineralization in existing ore bodies, and to expand the capacity of operating mines, are capitalized and amortized on the units of production basis over proven and probable reserves.  The Company charges to operations the allocable portion of capitalized costs attributable to properties sold.  Capitalized costs are allocated to properties sold based on the proportion of claims sold to the claims remaining within the project area.

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

(e)                                  Net loss per share

Basic earnings or loss per share is computed on the basis of the weighted average number of shares outstanding during the period.  Diluted earnings or loss per share is calculated on the basis of the weighted average number of shares outstanding during the period plus the effect of potential dilutive shares during the period.  Potential dilutive shares include outstanding stock options and warrants.  For periods in which a net loss is reported, potential dilutive shares are excluded because they are antidilutive.  Therefore, basic loss per share is the same as diluted loss per share for the periods ended March 31, 2015 and 2014.

(f)                                   Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (“FASB”) issued guidance with regard to Development Stage Entities which eliminates the requirement for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The Company adopted the provisions of this guidance effective January 1, 2015. Adoption of this update is expected to affect only the presentation and disclosures of the Company’s consolidated financial statements.

In August 2014, the FASB issued a new going concern standard which defines management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. This guidance is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter.  Adoption of this update is expected to affect only the presentation and disclosures of the Company’s consolidated financial statements.

(g)                                 Subsequent events

The Company evaluated events and transactions subsequent to the balance sheet date of March 31, 2015 for potential recognition or disclosure in the condensed consolidated financial statements.

NOTE 2 — CERTIFICATE OF DEPOSIT:

The Company has a certificate of deposit in the amount of $1,124,055 pledged as security for a Letter of Credit to the Montana Department of Environmental Quality as a reclamation guarantee for the Montanore expansion evaluation program.  This certificate matures on January 3, 2016, bears interest at the rate of 0.40% and renews automatically each year.  This certificate of deposit is included with reclamation deposits on the Condensed Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014.

NOTE 3 — AVAILABLE-FOR-SALE SECURITIES:

Available-for-sale securities are comprised of common stocks which have been valued using quoted market prices in active markets.  The following table summarizes the Company’s available-for-sale securities:

	March 31, 2015	December 31, 2014
Cost	$11,165	$11,165
Unrealized Losses	(7,718)	(8,698)
Fair Market Value	$3,447	$2,467

NOTE 4 — FAIR VALUE MEASUREMENTS:

The following table summarizes the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2015, and the fair value calculation input hierarchy level determined to apply to each asset and liability category. Quoted market prices were used to determine the fair value of available-for-sale securities. The Company has no financial assets or liabilities that are measured at fair value on a nonrecurring basis.

	March 31, 2015	December 31, 2014	Input Hierarchy Level
Assets:
Available-for-sale securities	$3,447	$2,467	Level 1
Liabilities:
Asset retirement obligation	$509,325	$503,279	Level 3

The following table presents the fair value reconciliation of Level 3 liabilities measured at fair value during the three months ended March 31, 2015 and 2014:

	Asset Retirement Obligation
	2015	2014
Balance January 1	$503,279	$479,488
Accretion expense	6,046	5,760
Balance March 31	$509,325	$485,248

NOTE 5 — CONCENTRATION OF CREDIT RISK:

The Company maintains most of its cash and cash equivalents in one financial institution.  To date, the Company has not experienced a material loss or lack of access to its invested cash or cash equivalents; however, no assurance can be provided that access to the Company’s invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets. The total uninsured bank deposit balance on the Company’s bank statements was approximately $3,560,000 as of March 31, 2015.

NOTE 6 — STOCKHOLDERS’ EQUITY:

Common Shares:

For a description of the public offerings and sales of common stock that occurred prior to 2014, refer to the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Preferred Shares:

The Company sold to one investor 4,000 units consisting of one share of the Company’s Series B 6% convertible preferred stock, no par value, and a warrant to purchase the Company’s common stock, par value $0.001 per share, at a stated value of $1,000 per unit.  Each share of Series B convertible preferred stock is immediately convertible into shares of common stock at a conversion rate of approximately 1,271 shares of common stock for each share of Series B convertible preferred stock (equivalent to a conversion price of $0.7866 per share of common stock).  The conversion rate is subject to downward adjustment upon the Company issuing or selling shares of the Company’s common stock for a per share price less than the applicable conversion rate.  The offering yielded gross proceeds, before offering expenses, of $4.0 million (net proceeds of $3.5 million after deducting placement agent and investor fees and expenses and other offering expenses).  The preferred stock has no voting rights but will entitle the holders to receive cumulative dividends at the rate of 6% per annum per share, payable quarterly.  The dividends are payable in either cash or common stock at the

Company’s discretion.  As of March 31, 2015, 474 shares of the Series B 6% convertible preferred stock had been converted into 602,592 shares of common stock.  Upon the occurrence of certain events the Company believes are within its control, the holders of the preferred shares may have the option to redeem or convert them into common shares or increase the dividend rate to 18% per annum.

Warrants:  Each warrant is immediately exercisable and allows the holder to purchase approximately 636 shares of the Company’s common stock.  The warrants are not listed on a national securities exchange and do not have the rights or privileges of a holder of common stock, including any voting rights, until the holder exercises the warrant.  Upon the occurrence of a Fundamental Transaction, as defined in the warrant, the Company or its successor may be required to purchase the unexercised portion of the warrant from the warrant holder.  The Company does not currently anticipate that this will occur.  The following table summarizes exercise prices and expiration dates of outstanding common stock purchase warrants as of March 31, 2015.

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

NOTE 7 — STOCK OPTIONS:

For a description of the Company’s Equity Incentive Plans, refer to the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. A summary of the option activity under the Company’s Equity Incentive Plans as of March 31, 2015, and changes during the period then ended, is presented below:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2015	4,876,000	$1.31
Forfeited or expired	(539,000)	$2.48
Outstanding at March 31, 2015	4,337,000	$1.16	3.07	$—
Exercisable at March 31, 2015	3,437,000	$1.30	2.56	$—

The fair value for each option award is estimated at the date of grant using the Black-Scholes option-pricing model. Volatility for the periods presented is based on the historical volatility of the Company’s common shares over the expected life of the option. The risk-free rate for periods within the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The Company does not foresee the payment of dividends in the near term.  There were no options granted during the three month periods ended March 31, 2015 and 2014.

During the three months ended March 31, 2015 there were no stock options exercised.  During the three months ended March 31, 2014, there were 187,000 stock options exercised with a weighted average exercise price of $0.87 and a total intrinsic value of $67,724.

A summary of the status of the Company’s nonvested options as of March 31, 2015 and changes during the period then ended is presented below:

	Number of Options	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2015 and March 31, 2015	900,000	$0.28

As of March 31, 2015, there was $48,649 of unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Company’s Equity Incentive Plans.  The cost is expected to be recognized over a weighted-average period of less than one year.

Total compensation costs recognized for stock-based employee compensation awards was $127,800 and $42,805 for the three months ended March 31, 2015 and 2014, respectively.  These costs were included in general and administrative expenses and technical services and exploration expenses on the Condensed Consolidated Statements of Operations.  Total costs recognized for stock-based compensation awards for services performed by outside parties were $0 and $5,519 during the three months ended March 31, 2015 and 2014, respectively.  Cash received from options exercised under all share-based payment arrangements during the three months ended March 31, 2015 and 2014 was $0 and $128,250, respectively.

ITEM 2.                                               MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2014, as well as with the financial statements and related notes and the other information appearing elsewhere in this report.  As used in this report, unless the context otherwise indicates, references to “we,” “our,” the “Company” and “us” refer to Mines Management, Inc. and its subsidiaries collectively.

Mines Management, Inc. is an exploration stage company with a large silver-copper project, the Montanore Project, located in northwestern Montana.  The Montanore Project continues to be the Company’s main focus.  During 2015, the Company has continued to plan for the advanced exploration and delineation drilling program at the Montanore Project, and has continued its pursuit of federal and state agency permitting approvals.

Overview

•                  The U.S. Forest Service (“USFS”) and the Montana Department of Environmental Quality (“MDEQ”) provided legal notice to the public on April 1, 2015 announcing the availability of the final Environmental Impact Statement (“EIS”) and draft Record of Decision (“ROD”).  This has initiated an objection and resolution process that should be the final phase of the permitting process.

•                  The Company continued to work with the U.S. Army Corps of Engineers (“USACE”) on the Clean Water Act 404 permitting process. This process will continue concurrently with work on the final EIS and although not required for the final EIS, it is required prior to beginning construction of the tailings impoundment dam.

•                  In May 2015, the Commissioners appointed by the Federal District Court for the District of Montana to determine just compensation for the Company’s easements across certain unpatented mineral claims in the area of the Montanore Project following the conclusion of the trial in April, 2015, reported that claim-holders have lost no value and thus are due no compensation from the Company. See Part II, Item 1, Legal Proceedings for further details.

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

The permitting process requires completion of the final EIS before a ROD can be issued by the USFS and MDEQ.  The final EIS describes various elements of the project, provides analysis of impacts, includes public input, and discloses aspects of the proposed project that were considered by the agencies.  The final EIS is used by the State of Montana to support issuance of the other permits.  On April 1, 2015, the USFS and MDEQ provided legal notice to the public announcing the availability of the final EIS and draft ROD.  Following this public notice, the objection process has commenced.  The objection process is a new program replacing the previous USFS appeal program.  Under the objection process, individuals or organizations with legal standing can provide the agencies with objections to the draft ROD and their proposed resolutions to address their concern.  The Company expects the objection period to conclude in the second half of 2015.  At the conclusion of the objection process, the USFS may modify the final EIS and ROD as appropriate and then file a Notice of Availability in the Federal Register.  This will constitute completion and issuance by the agencies of the final EIS and ROD.

The other major permit required is the 404 permit issued by the USACE under the Clean Water Act.  This permit is required when waters of the U.S. are impacted by a proposed action, in this case by the project tailings impoundment.  The Company completed a compensatory mitigation plan for aquatic resources affected by the proposed tailings impoundment which was accepted by the USACE as complete during 2014.  It is anticipated the USACE will make a permit decision shortly after the final EIS is issued.  The State of Montana must certify the USACE Section 404 authorization through the Section 401 certification process before the USACE can issue a permit.  The State has been involved throughout the 404 review process and continues to work with the USACE during 2015.  The Company expects the 404 permit will be issued subsequent to the issuance of the final ROD.

The MDEQ continues to work on water rights, transmission line permits, and other minor regulatory reviews that will be required to gain approval for the project.  Under the State of Montana’s regulations, the Company expects these permits to be issued following issuance of the final EIS and ROD.

Financial and Operating Results

The Company continues to expense all of its expenditures when incurred, with the exception of equipment and buildings which are capitalized.  The Company has no revenues from mining operations.  Financial results of operations include primarily general and administrative expenses, and permitting, project advancement and engineering expenses.

Quarter Ended March 31, 2015

The Company reported a net loss of $1.5 million for each of the quarters ended March 31, 2015 and 2014.  The most significant differences in operating expenditures between those two quarters include a $0.2 million decrease in depreciation as a result of assets reaching the end of their depreciable lives and limited acquisitions of property and equipment during the past few years; offset by a $0.3 million increase in legal, accounting and consulting fees primarily associated with a litigation matter as described in Part II, Item 1, Legal Proceedings.  Other operating expenditures including general and administrative, technical services, and fees, filing and licenses combined for a total decrease of $0.1 million during the first quarter of 2015 as compared to the first quarter of 2014.  Most of these items did not materially change, however, there were two factors included in general and administrative expenses which did change by a significant amount: (i) an increase in stock based compensation of $0.1 million for the quarter ended March 31, 2015 as compared to the same period in 2014, offset by (ii) a decrease in payroll expenditures of $0.1 million resulting from having one less employee during the first quarter of 2015 as compared to the first quarter of 2014.

Liquidity

During the three months ended March 31, 2015, the net cash used in operating activities was approximately $1.2 million, which was comparable to the same period in the prior year.  Net cash utilized by financing activities during 2015 included approximately $0.1 million cumulative preferred stock dividends paid.  This decreased our cash and cash equivalents from $3.9 million at December 31, 2014 to approximately $2.7 million at March 31, 2015.  Net cash provided by investing and financing activities amounted to $1.7 million during 2014 and included certificates of deposit maturing and proceeds from common stock options exercised.

We anticipate expenditures of approximately $4.2 million for the final three quarters of 2015, which we expect to consist of approximately $0.9 million each quarter for ongoing operating and general administrative expenses and $0.5 million in each quarter for permitting, environmental, engineering, and geologic studies for the Montanore Project.  We do not currently have enough cash on hand to fund ongoing operating expenses as described above through 2015.  Additional financing will be required to continue operations as a going concern and to complete the evaluation drilling program and a bankable feasibility study.  If we are not successful in raising additional financing, we expect to reduce our activities and our expenditures in 2015 to amounts lower than those described above.  If we are successful in raising sufficient additional financing, in addition to the activities described above and providing we receive regulatory approvals, we may engage in additional activities related to the advancement of the Montanore Project in preparation for the evaluation phase.

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

ITEM 4.                                                CONTROLS AND PROCEDURES

Our management, with the participation of the Company’s Chief Executive Officer and the Company’s Controller and Principal Financial Officer, has evaluated the Company’s disclosure controls and procedures as of March 31, 2015.  Based upon this evaluation, the Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures are designed and were effective as of March 31, 2015 to give reasonable assurances that the information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is also accumulated and communicated to the Company’s management, including its Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2015 that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

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

On remand, the Company filed a motion to substitute the District Court judge, which was denied by the District Court judge. The Company appealed this denial to the Montana Supreme Court.  The Company’s appeal was denied in September 2014.  No trial date in this matter has been set since the date of this filing.

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

On April 29, 2014, the U.S. District Court in Missoula granted the Company’s motion for a preliminary condemnation order, which affirms the Company’s right of access through the Libby adit, and its right to construct another tunnel that is planned in connection with the potential construction of a mine.  In addition, the U.S. District Court granted the Company’s motion for a preliminary injunction for immediate right of possession, thereby preserving the Company’s ongoing access through the adit.  Our motion to declare the subject mining claims void was denied on abstention grounds.  The primary defendant’s motions to dismiss without prejudice or stay the condemnation proceeding on abstention grounds was denied.  The primary defendant’s motion to dismiss one of the condemnation counts was denied as moot.  The court decisions referenced in this paragraph are subject to appeal. The trial on the compensation phase of the condemnation case was held in April 2015. In their report issued in May 2015, the Commissioners appointed by the court to determine the just compensation for the taking resulting from the court’s preliminary condemnation order concluded that the amount of just compensation to the defendants is $0. The Company expects the Court to provide its final ruling, which could be appealed, in the near term.

On July 10, 2014, Frank R. Wall filed a complaint in the Montana Nineteenth Judicial District Court, Lincoln County, Montana, Frank R. Wall vs. Patent Lode Mining claims HR-133 AND HR 134, et al., arising out of the facts related to the litigation described above and claiming monetary damages, declaratory judgments and other relief.  The complaint names the Company and its subsidiaries Newhi, Inc. and Montanore Minerals Corp. as defendants.  The Company believes the allegations of the complaint are without merit.

ITEM 1A.                                       RISK FACTORS

None.

ITEM 2.                                                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                                                DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                                                MINE SAFETY DISCLOSURES

None.

ITEM 5.                                                OTHER INFORMATION

None.

ITEM 6.                                                EXHIBITS

Exhibit No.	Title of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Controller and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C., 1350 (Section 906 of the Sarbanes-Oxley Act) (furnished herewith)
32.2	Certification of Controller and Principal Financial Officer pursuant to 18 U.S.C., 1350 (Section 906 of the Sarbanes-Oxley Act) (furnished herewith)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MINES MANAGEMENT, INC.

Date: May 15, 2015	By:	/s/ Glenn M. Dobbs
Glenn M. Dobbs
Chief Executive Officer

Date: May 15, 2015	By:	/s/ Nicole Altenburg
Nicole Altenburg
Principal Financial Officer