Form 10-Q
period 2015-06-30
MINES MANAGEMENT INC
filed 2015-08-14
CIK 66649

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

At August 14, 2015, 29,814,040 common shares, par value $0.001 per share, were issued and outstanding.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

Information contained in or incorporated by reference into this Quarterly Report on Form 10-Q may contain forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995.  The use of any of the words “development”, “anticipate”, “continues”, “estimate”, “expect”, “may”, “project”, “should”, “believe”, or similar expressions are intended to identify such statements.  Forward-looking statements included in this report relate to, among other things, comments regarding further exploration and evaluation of the Montanore Project, including drilling activities, engineering and environmental studies, environmental, reclamation and permitting requirements and the process and timing and the costs associated with the foregoing; the process and timing associated with the Montanore Project permitting process, including the issuance of a final environmental impact statement and a record of decision; financing needs, including the financing required to fund the Company’s ongoing activities, sources of financing and the effect of existing and future financing structures on future financing, joint venture or business combination transactions; planned expenditures and cash requirements for the remaining two quarters of 2015 and efforts to reduce costs, including reducing manpower; and future plans relating to the potential structures for continued exploration and potential development of the Montanore deposit.  We believe the expectations reflected in those forward-looking statements are reasonable.  However, we cannot assure that the expectations will prove to be correct.  Certain cautionary statements are also included elsewhere in this report, including, without limitation, in conjunction with the forward-looking statements.  All forward-looking statements speak only as of the date made.  All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements.  Except as required by law, we undertake no obligation to update any forward-looking statements.  Factors that could cause actual results to differ materially from our expectations include, among others, those factors referenced in the “Risk Factors” section of this report and our Annual Report on Form 10-K for the year ended December 31, 2014 and such things as:

•                  the need for additional financing to continue our business and complete the underground evaluation program and whether such financing will be available on acceptable terms or at all;

•                  terms of proposals the Company may receive relating to the acquisition or joint venture development of the Montanore project;

•                  financial market conditions and the availability of financing, or its availability on terms acceptable to us;

•                  the history of losses, which we expect to continue for the foreseeable future;

•                  the potential depressive effect of the potential issuances of common stock or securities exercisable or convertible to common stock on the market price of our common stock;

•                  future dilution of shareholders by the exercise of warrants or options, and the depressive effect on the stock price of the existence of a significant number of outstanding warrants and options;

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

•                  challenges by environmental groups and others to the issuance of the biological opinion and potential challenges to other steps in the exploration and development of the Montanore Project;

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

•                  the availability of experienced employees;

•                  other factors, many of which are beyond our control.

MINES MANAGEMENT, INC.

FORM 10-Q

QUARTER ENDED JUNE 30, 2015

PART I— FINANCIAL INFORMATION

ITEM 1.                                                FINANCIAL STATEMENTS

i

Mines Management, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2015	December 31, 2014
Assets
CURRENT ASSETS:
Cash and cash equivalents	$1,111,410	$3,862,462
Interest receivable	2,205	4,484
Prepaid expenses and deposits	356,836	307,951
Total current assets	1,470,451	4,174,897

PROPERTY AND EQUIPMENT:
Buildings and leasehold improvements	836,454	836,454
Equipment	6,361,318	6,361,318
Office equipment	344,657	343,897
	7,542,429	7,541,669
Less accumulated depreciation	7,040,555	6,997,153
	501,874	544,516
OTHER ASSETS:
Available-for-sale securities	5,074	2,467
Reclamation deposits	1,184,966	1,184,966
	1,190,040	1,187,433
	$3,162,365	$5,906,846
Liabilities and Stockholders’ Equity
CURRENT LIABILITIES:
Accounts payable	$258,865	$326,570
Payroll and payroll taxes payable	17,474	18,141
Dividends payable	52,890	52,890
Total current liabilities	329,229	397,601

LONG-TERM LIABILITIES:
Asset retirement obligation	515,511	503,279
Total liabilities	844,740	900,880

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred shares — no par value, 10,000,000 shares authorized; Series B 6% convertible preferred shares — $1,000 stated value, 3,526 shares issued and outstanding	3,526,000	3,526,000
Common shares — $0.001 par value, 100,000,000 shares authorized; 29,814,040 shares issued and outstanding	29,814	29,814
Additional paid-in capital	87,850,408	87,685,232
Accumulated deficit	(89,082,506)	(86,226,382)
Accumulated other comprehensive losses	(6,091)	(8,698)
Total stockholders’ equity	2,317,625	5,005,966
	$3,162,365	$5,906,846

See accompanying notes to condensed consolidated financial statements.

Mines Management, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
REVENUE:
Royalties	$—	$7,627	$—	$14,918
OPERATING EXPENSES:
General and administrative	509,478	700,228	1,061,380	1,291,863
Technical services	418,416	604,421	841,374	1,086,339
Depreciation	15,565	206,091	43,402	412,792
Legal, accounting, and consulting	291,865	328,208	757,489	534,912
Fees, filing, and licenses	2,560	5,397	50,360	73,166
Total operating expenses	1,237,884	1,844,345	2,754,005	3,399,072
LOSS FROM OPERATIONS	(1,237,884)	(1,836,718)	(2,754,005)	(3,384,154)
OTHER INCOME:
Gain from sale of property and equipment	—	11,900	—	11,900
Interest income, net	1,553	2,481	3,661	6,206
	1,553	14,381	3,661	18,106
NET LOSS	(1,236,331)	(1,822,337)	(2,750,344)	(3,366,048)
CUMULATIVE PREFERRED STOCK DIVIDENDS	(52,890)	—	(105,780)	—
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(1,289,221)	$(1,822,337)	$(2,856,124)	$(3,366,048)

NET LOSS PER SHARE (basic and diluted)	$(0.04)	$(0.06)	$(0.09)	$(0.12)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (basic and diluted)	29,814,040	29,179,030	29,814,040	29,108,403

See accompanying notes to condensed consolidated financial statements.

Mines Management, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net Loss	$(1,236,331)	$(1,822,337)	$(2,750,344)	$(3,366,048)
Adjustment to net unrealized gain (loss) on marketable securities	1,627	964	2,607	(6,977)
COMPREHENSIVE LOSS	$(1,234,704)	$(1,821,373)	$(2,747,737)	$(3,373,025)

See accompanying notes to condensed consolidated financial statements.

Mines Management, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,750,344)	$(3,366,048)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	165,176	143,038
Depreciation	43,402	412,792
Accretion of asset retirement obligation	12,232	11,654
Gain on sale of property and equipment	—	(11,900)
Changes in assets and liabilities:
Interest receivable	2,279	4,783
Prepaid expenses and deposits	(48,885)	(62,605)
Accounts payable	(67,705)	301,211
Payroll and payroll taxes payable	(667)	5,852
Net cash used in operating activities	(2,644,512)	(2,561,223)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposition of property and equipment	—	12,213
Purchase of property and equipment	(760)	—
Proceeds from certificates of deposit	—	1,565,577
Net cash provided by (used in) investing activities	(760)	1,577,790
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sales of common stock	—	177,750
Cumulative preferred stock dividends	(105,780)	—
Net cash provided by (used in) financing activities	(105,780)	177,750
NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,751,052)	(805,683)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,862,462	4,145,092
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,111,410	$3,339,409
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
Accrual of cumulative preferred stock dividends	$52,890	$—

See accompanying notes to condensed consolidated financial statements.

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Nature of Operations:

Mines Management, Inc. (the Company) is an Idaho corporation incorporated in 1947.  The Company acquires, explores, and develops mineral properties in North America.  The Company’s principal mineral property interest, the Montanore Project, is held by its wholly owned subsidiaries, Newhi Inc. and Montanore Minerals Corp.  The Company’s properties, including the Montanore property are currently in the exploration stage; none of its properties are currently in production.  The Company has commenced re-permitting of the Montanore Project and is determining its feasibility for development.  Approval by regulatory agencies will be required before the Montanore Project can proceed with exploration and project development.  The Company’s business, operations and financial condition are subject to significant risks and uncertainties, including failing to secure additional funding to continue its business or execute its planned advanced evaluation and delineation drilling program at the Montanore Project.

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

The preparation of financial statements in accordance with U.S. GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company’s condensed consolidated financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions, which could have a material effect on the reported amounts of the Company’s consolidated financial position and results of operations. Operating results for the three and six month periods ended June 30, 2015 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2015.

For further information, refer to the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

(a)                                 Going concern

The accompanying consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern and do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. The Company is an exploration stage company and has incurred losses since the inception of its exploration stage.  The Company currently does not have a recurring source of revenue sufficient to fund normal operations and its ability to continue as a going concern is dependent on the Company’s ability to secure sufficient funding for its future exploration and working capital requirements, which may include the sale of its equity or debt securities, and the eventual profitable exploitation of its mining properties.  The Company’s plans for the long-term continuation as a going concern include securing additional external funding and the eventual profitable operation of its mining property.  There can be no assurance that the Company will succeed in securing additional funding on terms acceptable to the Company or at all, or in generating future profitable operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

(e)                                  Net loss per share

Basic earnings or loss per share is computed on the basis of the weighted average number of shares outstanding during the period.  Diluted earnings or loss per share is calculated on the basis of the weighted average number of shares outstanding during the period plus the effect of potential dilutive shares during the period.  Potential dilutive shares include outstanding stock options and warrants.  For periods in which a net loss is reported, potential dilutive shares are excluded because they are antidilutive.  Therefore, basic loss per share is the same as diluted loss per share for the periods ended June 30, 2015 and 2014.

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

(g)                                 Subsequent events

The Company evaluated events and transactions subsequent to the balance sheet date of June 30, 2015 for potential recognition or disclosure in the condensed consolidated financial statements.

NOTE 2 — CERTIFICATE OF DEPOSIT:

The Company has a certificate of deposit in the amount of $1,124,055 pledged as security for a Letter of Credit to the Montana Department of Environmental Quality as a reclamation guarantee for the Montanore expansion evaluation program.  This certificate matures on January 3, 2016, bears interest at the rate of 0.40% and renews automatically each year.  This certificate of deposit is included with reclamation deposits on the Condensed Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014.

NOTE 3 — AVAILABLE-FOR-SALE SECURITIES:

Available-for-sale securities are comprised of common stocks which have been valued using quoted market prices in active markets.  The following table summarizes the Company’s available-for-sale securities:

	June 30, 2015	December 31, 2014
Cost	$11,165	$11,165
Unrealized Losses	(6,091)	(8,698)
Fair Market Value	$5,074	$2,467

NOTE 4 — FAIR VALUE MEASUREMENTS:

The following table summarizes the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2015, and the fair value calculation input hierarchy level determined to apply to each asset and liability category. Quoted market prices were used to determine the fair value of available-for-sale securities. The Company has no financial assets or liabilities that are measured at fair value on a nonrecurring basis.

	June 30, 2015	December 31, 2014	Input Hierarchy Level
Assets:
Available-for-sale securities	$5,074	$2,467	Level 1
Liabilities:
Asset retirement obligation	$515,511	$503,279	Level 3

The following table presents the fair value reconciliation of Level 3 liabilities measured at fair value during the six months ended June 30, 2015 and 2014:

	Asset Retirement Obligation
	2015	2014
Balance January 1	$503,279	$479,488
Accretion expense	6,046	5,760
Balance March 31	509,325	485,248
Accretion expense	6,186	5,894
Balance June 30	$515,511	$491,142

NOTE 5 — CONCENTRATION OF CREDIT RISK:

The Company maintains most of its cash and cash equivalents in one financial institution.  To date, the Company has not experienced a material loss or lack of access to its invested cash or cash equivalents; however, no assurance can be provided that access to the Company’s invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets. The total uninsured bank deposit balance on the Company’s bank statements was approximately $2,050,000 as of June 30, 2015.

NOTE 6 — STOCKHOLDERS’ EQUITY:

Common Shares:

For a description of the public offerings and sales of common stock that occurred prior to 2014, refer to the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Preferred Shares:

The Company sold to one investor 4,000 units consisting of one share of the Company’s Series B 6% convertible preferred stock, no par value, and a warrant to purchase the Company’s common stock, par value $0.001 per share, at a stated value of $1,000 per unit.  Each share of Series B convertible preferred stock is immediately convertible into shares of common stock at a conversion rate of approximately 1,271 shares of common stock for each share of Series B convertible preferred stock (equivalent to a conversion price of $0.7866 per share of common stock).  The conversion rate is subject to downward adjustment upon the Company issuing or selling shares of the Company’s common stock for a per share price less than the then applicable conversion rate.  The offering yielded gross proceeds, before offering expenses, of $4.0 million (net proceeds of $3.5 million after deducting placement agent and investor fees and expenses and other offering expenses).  The preferred stock has no voting rights but will entitle the holders to receive cumulative dividends at the rate of 6% per annum per share, payable quarterly.  The dividends are payable in either cash or common stock at the Company’s discretion.  As of June 30, 2015, 474 shares of the Series B 6% convertible preferred stock had been converted into 602,592 shares of common stock.  Upon the occurrence of certain events the Company believes are within its control, the holders of the preferred shares may have the option to require the Company to redeem them at a price greater than the stated value, convert them into common shares at penalty rates or increase the dividend rate to 18% per annum.

Warrants:  Each warrant is immediately exercisable and allows the holder to purchase approximately 636 shares of the Company’s common stock.  The warrants are not listed on a national securities exchange and do not have the rights or privileges of a holder of common stock, including any voting rights, until the holder exercises the warrant.  Upon the occurrence of a Fundamental Transaction, as defined in the warrant, the Company or its successor may be required to purchase the unexercised portion of the warrant from the warrant holder.  The Company does not currently anticipate that this will occur.  The following table summarizes exercise prices and expiration dates of outstanding common stock purchase warrants as of June 30, 2015.

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

NOTE 7 — STOCK OPTIONS:

For a description of the Company’s Equity Incentive Plans, refer to the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. A summary of the option activity under the Company’s Equity Incentive Plans as of June 30, 2015, and changes during the period then ended, is presented below:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2015	4,876,000	$1.31
Forfeited or expired	(539,000)	$2.48
Outstanding at March 31, 2015 and June 30, 2015	4,337,000	$1.16	2.82	$—
Exercisable at June 30, 2015	3,987,000	$1.21	2.65	$—

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015(1)	2014	2015(1)	2014
Weighted average risk-free interest rate	—	0.91%	—	0.91%
Weighted average volatility	—	73.08%	—	73.08%
Expected dividend yield	—	—	—	—
Weighted average expected life (in years)	—	3.0	—	3.0
Weighted average grant-date fair value	$—	$0.44	$—	$0.44

(1)         No options were granted during the six months ended June 30, 2015.

During the six months ended June 30, 2015 there were no stock options exercised.  During the three months ended June 30, 2014, there were 50,000 stock options exercised with a weighted average exercise price of $0.99 and a total intrinsic value of $3,000.  During the six months ended June 30, 2014, there were 237,000 stock options exercised with a weighted average exercise price of $0.90 and a total intrinsic value of $88,724.

A summary of the status of the Company’s nonvested options as of June 30, 2015 and changes during the period then ended is presented below:

	Number of Options	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2015 and March 31, 2015	900,000	$0.28
Vested	(550,000)	0.31
Nonvested at June 30, 2015	350,000	0.24

As of June 30, 2015, there was $11,273 of unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Company’s Equity Incentive Plans.  The cost is expected to be recognized over a weighted-average period of less than one year.

Total compensation costs recognized for stock-based employee compensation awards was $37,376 and $96,556 for the three months ended June 30, 2015 and 2014, respectively. Total compensation costs recognized for stock-based employee compensation awards was $165,176 and $133,842 for the six months ended June 30, 2015 and 2014, respectively. These costs were included in general and administrative expenses and technical services and exploration expenses on the Condensed Consolidated Statements of Operations.  Total costs recognized for stock-based compensation awards for services performed by outside parties were $0 and $3,677 during the three months ended June 30, 2015 and 2014, respectively.  Total costs recognized for stock-based compensation awards for services performed by outside parties were $0 and $9,196 during the six months ended June 30, 2015 and 2014, respectively.  Cash received from options exercised under all share-based payment arrangements during the six months ended June 30, 2015 and 2014 was $0 and $177,750, respectively.

NOTE 8 — SUBSEQUENT EVENTS:

On July 1, 2015, the Company received a letter from NYSE MKT LLC (“NYSE MKT” or the “Exchange”) stating that it is not in compliance with the continued listing standards as set forth in Section 1003(a)(i-iv) of the NYSE MKT Company Guide. In order to maintain its listing, the Company submitted a plan on August 3, 2015, in accordance with the Exchange’s requirement, which addresses how it intends to regain compliance with Section 1003(a)(i-iv) of the Company Guide by December 31, 2016 for equity standards and December 31, 2015 for the financial impairment standard.

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

Mines Management, Inc. is an exploration stage company with a large silver-copper project, the Montanore Project, located in northwestern Montana.  The Montanore Project continues to be the Company’s main focus.  The Company’s goal is to become a mid-tier producer of precious or base metals, or to pursue a joint venture of the Montanore project or other strategic alternatives.  During 2015, the Company has continued to plan for the advanced exploration and delineation drilling program at the Montanore Project, and has continued its pursuit of federal and state agency permitting approvals.

Overview

•                  The Company’s cash reserves as of June 30, 2015 are estimated to be sufficient to continue operations through mid-September 2015.  Accordingly, the Company is seeking financing and may consider a joint venture of the Montanore Project or other strategic alternatives.  If the Company were to issue equity at the current stock price, the conversion price of the existing Series B 6% convertible preferred stock, would be adjusted downward to equal the issuance price, resulting in an increase in the number of shares of common stock issuable on conversion of the convertible preferred stock.  There can be no assurance that the Company will be successful in obtaining financing or entering into another type of transaction that will permit it to continue its business, or that the terms of any such financing or transaction would not make future financings or transactions more difficult or otherwise limit the Company’s flexibility or opportunities in the future.  Although third parties have expressed interest in various transactions regarding the Company or the Montanore Project, and the Company has also sought indications of interest from third parties, the Board has not considered any proposals received to be in the best interests of the Company’s stockholders.

•                  The U.S. Forest Service (“USFS”) and the Montana Department of Environmental Quality (“MDEQ”) provided legal notice to the public on April 1, 2015 announcing the availability of the Final Environmental Impact Statement (“EIS”) and Draft Record of Decision (“ROD”).  This initiated a 45 day public objection and resolution process, which ended May 15, 2015.  The USFS has completed its review of the comments and issued a response letter requiring clarifying comments to be added to the Final EIS and Final ROD.  The Company expects the permitting to be completed by late 2015 or early 2016.

•                  The Company continued to work with the U.S. Army Corps of Engineers (“USACE”) on the Clean Water Act 404 permitting process. This process will continue concurrently with work on the Final EIS and although not required for the Final EIS, it is required prior to beginning construction of the tailings impoundment dam.

•                  In May 2015, the Commissioners appointed by the U.S. District Court for the District of Montana, Missoula Division to determine just compensation for the Company’s easements across certain unpatented non- mineralized claims in the area of the Montanore Project following the conclusion of the trial in April, 2015, reported that claim-holders have lost no value and are due no compensation from the Company.  On August 7, 2015, the U.S. District Court issued its final ruling affirming the Commissioners’ report.  See Part II, Item 1, Legal Proceedings for further details.

•                  On July 1, 2015, the Company received a letter from NYSE MKT LLC (“NYSE MKT” or the “Exchange”) stating that it is not in compliance with the continued listing standards as set forth in Section 1003(a)(i-iv) of the NYSE MKT Company Guide. In order to maintain its listing, the Company submitted a plan on August 3, 2015, in accordance with the Exchange’s requirement, which addresses how it intends to regain compliance with Section 1003(a)(i-iv) of the Company Guide by December 31, 2016 for equity standards and December 31, 2015 for the financial impairment standard.

Montanore Permitting and Environmental

Approval by regulatory agencies is required before the Montanore Project can proceed with exploration and project development.  The agencies that are involved with the major permits include the USFS, MDEQ, USACE, and the U.S. Fish and Wildlife Service (“USFWS”).  There are other permits required, such as water rights, which will involve other agencies.

The permitting process requires completion of the Final EIS before a ROD is issued by the USFS and MDEQ.  The Final EIS describes various elements of the project, provides analysis of impacts, includes public input, and discloses aspects of the proposed project that were considered by the agencies.  The Final EIS is used by the State of Montana to support issuance of the ROD and other permits.

On April 1, 2015, the USFS and MDEQ provided legal notice to the public announcing the availability of the Final EIS and Draft ROD.  Following this public notice, the objection process commenced.  The objection process is a new program replacing the previous USFS appeal program.  Under the objection process, individuals or organizations with legal standing had 45 days, or until May 15, 2015, to provide the agencies with objections to the Final EIS and Draft ROD and their proposed resolutions to address their concern.  The USFS has completed its review of the comments and issued a response letter requiring clarifying comments to be added to the Final EIS and Final ROD.  After this has been completed, the USFS should file a Notice of Availability in the Federal Register indicating that the Final EIS and Final ROD have been issued.  The State of Montana will then issue its version of the Final ROD in accordance with the Montana Environmental Policy Act.  Receipt of the federal and Montana Final RODs provide the necessary authorizations for the Company to complete dewatering and proceed with underground drilling at the Montanore Project contingent upon meeting environmental mitigation requirements.

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

In June 2015, Save Our Cabinets, Earthworks, and Defenders of Wildlife filed a complaint in the United States District Court for the District of Montana challenging the issuance of the Biological Opinion regarding the Montanore Project by the USFWS.  The USFWS has not yet responded to the complaint.  The Company is not a party to this litigation.  The Company does not currently expect that this litigation will delay the USFS objection and resolution process related to the issuance of the Final ROD.

Financial and Operating Results

The Company continues to expense all of its expenditures when incurred, with the exception of equipment and buildings which are capitalized.  The Company has no revenues from mining operations.  Financial results of operations include primarily general and administrative expenses, and permitting, project advancement and engineering expenses.

Quarter Ended June 30, 2015

The Company reported operating expenses of $1.2 million compared to $1.8 million for the quarters ended June 30, 2015 and 2014, respectively, which is a decrease of $0.6 million.  The decrease in operating expenditures includes a $0.2 million decrease in general and administrative expenses which was primarily due to decreases in director compensation and stock compensation costs during 2015.  There was also a $0.2 million decrease in technical services primarily associated with a reduction in fees paid to contractors and consultants working on the Environmental impact Study (“EIS”) as well as a decrease in the baseline studies associated with the EIS, and a reduction in stock compensation cost during 2015.  The $0.2 million decrease in depreciation was a result of assets reaching the end of their depreciable lives and limited acquisitions of property and equipment during the past few years.

Six Months Ended June 30, 2015

The Company reported a decrease in operating expenses of $0.6 million during the six months ended June 30, 2015 compared to the six months ended June 30, 2014.  The decrease in operating expenses consisted of a $0.2 million decrease in each of general and administrative expenses and technical services, a decrease of $0.4 million in depreciation, offset by an increase of $0.2 million in legal, accounting, and consulting expenditures.  The $0.2 million decrease in general and administrative expenses included a decrease in payroll expenditures of $0.1 million as a result of having one less employee during the first six months of 2015 compared to the first six months of 2014 and a $0.1 million decrease in director compensation during 2015 compared to 2014.  The $0.2 million decrease in technical services during 2015 primarily consisted of a reduction in fees paid to contractors and consultants working on the EIS as well as a reduction in the baseline studies associated with the EIS.  The $0.4 million decrease in depreciation resulted from assets reaching the end of their depreciable lives with limited acquisitions of property and equipment during the past few years. The increase of $0.2 million in legal, accounting, and consulting expenditures primarily resulted from the litigation matter described in Part II, Item I, Legal Proceedings.

Liquidity

During the six months ended June 30, 2015, the net cash used in operating activities was approximately $2.6 million, which was comparable to the same period in the prior year.  Net cash utilized by financing activities during the six months ended June 30, 2015 consisted of the payment of $0.1 million cumulative preferred stock dividends. The Company’s cash and cash equivalents decreased during the six months ended June 30, 2015 from $3.9 million at December 31, 2014 to approximately $1.1 million at June 30, 2015.  Net cash provided by investing and financing activities amounted to $1.8 million during the six months ended June 30, 2014 and included certificates of deposit maturing and proceeds from common stock options exercised.

We do not currently have enough cash on hand to fund ongoing operating expenses, estimated at approximately $2.2 million for the final two quarters of 2015, consisting of approximately $0.6 million in each quarter for ongoing operating, legal, and general administrative expenses and $0.6 and $0.4 million in the third and fourth quarters, respectively, for permitting, environmental, engineering, and geologic studies for the Montanore Project.  Additional financing will be required for the Company to continue its business and operations.  Accordingly, the Company is seeking financing and may consider a joint venture of the Montanore Project or other strategic alternatives.  Although third parties have expressed interest in various transactions regarding the Company or the Montanore Project, and the Company has also sought indications of interest from third parties, the Board has not considered any proposals received to be in the best interests of the Company’s stockholders.  There can be no assurance that the Company will be successful in obtaining financing or entering into another type of transaction that will permit it to continue its business, or that the terms of any such financing or transaction would not make future financings or transactions more difficult or otherwise limit the Company’s flexibility or opportunities in the future.  There can be no assurance that any financing obtained will not be highly dilutive to existing stockholders.  In addition, it is uncertain that the amount of any available financing would enable the Company to continue its business and operations for more than a few months, which would be unlikely to satisfy the NYSE MKT listing requirements.  In addition, if the financing involves the sale of equity securities at the current market price or at a discount to the current market price, the conversion price of the existing Series B 6% convertible preferred stock would be adjusted downward to equal the sale price of the financing, resulting in an increase in the number of shares of common stock issuable on conversion of the convertible preferred stock.  Following any such financing, we would still be required to obtain external financing in the range of $25 million to $30 million to complete the evaluation drilling program at the Montanore Project and a bankable feasibility study.

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

ITEM 4.                                                CONTROLS AND PROCEDURES

Our management, with the participation of the Company’s Chief Executive Officer and the Company’s Controller and Principal Financial Officer, has evaluated the Company’s disclosure controls and procedures as of June 30, 2015.  Based upon this evaluation, the Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures are designed and were effective as of June 30, 2015 to give reasonable assurances that the information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is also accumulated and communicated to the Company’s management, including its Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2015 that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

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

The Company appealed to the Montana Supreme Court, Case No. DA 13-0240, certain portions of the order.  In January 2014, the Supreme Court ruled in favor of the Company remanding the case to the District Court with instructions to vacate the injunction and to conduct further proceedings.  The Supreme Court reversed the District Court on the basis of lack of findings, existence of an issue of fact, lack of evidence regarding trespass and misplaced reliance on evidence that the District Court relied upon with respect to claim validity.

On remand, the Company filed a motion to substitute the District Court judge, which was denied by the same District Court judge. The Company appealed this denial to the Montana Supreme Court.  The Company’s appeal was denied in September 2014.  No trial date in this matter has been set.

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

On August 7, 2015, the U.S. District Court issued its final ruling affirming the Commission’s decision.  The Court’s ruling remains subject to appeal.

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

MINES MANAGEMENT, INC.

Date: August 14, 2015	By:	/s/ Glenn M. Dobbs
Glenn M. Dobbs
Chief Executive Officer

Date: August 14, 2015	By:	/s/ Nicole Altenburg
Nicole Altenburg
Principal Financial Officer