Form 10-Q
period 2015-09-30
MINES MANAGEMENT INC
filed 2015-11-16
CIK 66649

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

At November 16, 2015, 29,814,040 common shares, par value $0.001 per share, were issued and outstanding.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

Information contained in or incorporated by reference into this Quarterly Report on Form 10-Q may contain forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995.  The use of any of the words “development”, “anticipate”, “continues”, “estimate”, “expect”, “may”, “project”, “should”, “believe”, or similar expressions are intended to identify such statements.  Forward-looking statements included in this report relate to, among other things, comments regarding further exploration and evaluation of the Montanore Project, including drilling activities, engineering and environmental studies, environmental, reclamation and permitting requirements and the process and timing and the costs associated with the foregoing; the process and timing associated with the Montanore Project permitting process, including the issuance of a final environmental impact statement and a record of decision; financing needs, including the financing required to fund the Company’s ongoing activities, sources of financing and the effect of existing and future financing structures on future financing, joint venture or business combination transactions; planned expenditures and cash requirements for the fourth quarter of 2015; the potential effect the Company’s current litigation may have on its planned operations; and future plans relating to the potential structures for continued exploration and potential development of the Montanore deposit.  We believe the expectations reflected in those forward-looking statements are reasonable.  However, we cannot assure that the expectations will prove to be correct.  Certain cautionary statements are also included elsewhere in this report, including, without limitation, in conjunction with the forward-looking statements.  All forward-looking statements speak only as of the date made.  All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements.  Except as required by law, we undertake no obligation to update any forward-looking statements.  Factors that could cause actual results to differ materially from our expectations include, among others, those factors referenced in the “Risk Factors” section of this report and our Annual Report on Form 10-K for the year ended December 31, 2014 and such things as:

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

MINES MANAGEMENT, INC.

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2015

PART I— FINANCIAL INFORMATION

ITEM 1.                                                FINANCIAL STATEMENTS

i

Mines Management, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2015	December 31, 2014
Assets
CURRENT ASSETS:
Cash and cash equivalents	$343,664	$3,862,462
Interest receivable	3,326	4,484
Prepaid expenses and deposits	370,924	307,951
Total current assets	717,914	4,174,897

PROPERTY AND EQUIPMENT:
Buildings and leasehold improvements	836,454	836,454
Equipment	6,361,318	6,361,318
Office equipment	344,657	343,897
	7,542,429	7,541,669
Less accumulated depreciation	7,054,493	6,997,153
	487,936	544,516
OTHER ASSETS:
Available-for-sale securities	4,271	2,467
Reclamation deposits	1,184,966	1,184,966
	1,189,237	1,187,433
	$2,395,087	$5,906,846
Liabilities and Stockholders’ Equity
CURRENT LIABILITIES:
Accounts payable	$511,963	$326,570
Payroll and payroll taxes payable	76,793	18,141
Dividends payable	52,890	52,890
Total current liabilities	641,646	397,601

LONG-TERM LIABILITIES:
Asset retirement obligation	521,842	503,279
Total liabilities	1,163,488	900,880

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred shares — no par value, 10,000,000 shares authorized; Series B 6% convertible preferred shares — $1,000 stated value, 3,526 shares issued and outstanding	3,526,000	3,526,000
Common shares — $0.001 par value, 100,000,000 shares authorized; 29,814,040 shares issued and outstanding	29,814	29,814
Additional paid-in capital	87,861,681	87,685,232
Accumulated deficit	(90,179,002)	(86,226,382)
Accumulated other comprehensive losses	(6,894)	(8,698)
Total stockholders’ equity	1,231,599	5,005,966
	$2,395,087	$5,906,846

See accompanying notes to condensed consolidated financial statements.

Mines Management, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
REVENUE:
Royalties	$—	$4,622	$—	$19,540
OPERATING EXPENSES:
General and administrative	401,529	544,983	1,462,909	1,836,846
Technical services	252,990	480,274	1,094,364	1,566,613
Depreciation	13,938	201,749	57,340	614,541
Legal, accounting, and consulting	228,287	261,529	985,776	796,441
Fees, filing, and licenses	136,546	139,983	186,906	213,149
Total operating expenses	1,033,290	1,628,518	3,787,295	5,027,590
LOSS FROM OPERATIONS	(1,033,290)	(1,623,896)	(3,787,295)	(5,008,050)
OTHER INCOME (EXPENSE):
Gain from sale of property and equipment	—	110,700	—	122,600
Interest income (expense), net	(10,316)	2,912	(6,655)	9,118
	(10,316)	113,612	(6,655)	131,718
NET LOSS	(1,043,606)	(1,510,284)	(3,793,950)	(4,876,332)
CUMULATIVE PREFERRED STOCK DIVIDENDS	(52,890)	(36,565)	(158,670)	(36,565)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(1,096,496)	$(1,546,849)	$(3,952,620)	$(4,912,897)

NET LOSS PER SHARE (basic and diluted)	$(0.04)	$(0.05)	$(0.13)	$(0.17)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (basic and diluted)	29,814,040	29,554,227	29,814,040	29,258,644

See accompanying notes to condensed consolidated financial statements.

Mines Management, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net Loss	$(1,043,606)	$(1,510,284)	$(3,793,950)	$(4,876,332)
Adjustment to net unrealized gain (loss) on marketable securities	(803)	(1,548)	1,804	(8,525)
COMPREHENSIVE LOSS	$(1,044,409)	$(1,511,832)	$(3,792,146)	$(4,884,857)

See accompanying notes to condensed consolidated financial statements.

Mines Management, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,793,950)	$(4,876,332)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	176,449	216,393
Depreciation	57,340	614,541
Accretion of asset retirement obligation	18,563	17,686
Gain on sale of property and equipment	—	(122,600)
Changes in assets and liabilities:
Interest receivable	1,158	3,644
Prepaid expenses and deposits	(62,973)	(99,369)
Accounts payable	185,393	169,266
Payroll and payroll taxes payable	58,652	(1,381)
Net cash used in operating activities	(3,359,368)	(4,078,152)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposition of property and equipment	—	122,913
Purchase of property and equipment	(760)	—
Proceeds from certificates of deposit	—	1,565,577
Net cash provided by (used in) investing activities	(760)	1,688,490
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of preferred stock	—	3,494,076
Net proceeds from sales of common stock	—	177,750
Cumulative preferred stock dividends	(158,670)	(717)
Net cash provided by (used in) financing activities	(158,670)	3,671,109
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,518,798)	1,281,447
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,862,462	4,145,092
CASH AND CASH EQUIVALENTS, END OF PERIOD	$343,664	$5,426,539
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$11,535	$—
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
Accrual of cumulative preferred stock dividends	$52,890	$35,848
Preferred shares converted to common shares	$—	$474,000

See accompanying notes to condensed consolidated financial statements.

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Nature of Operations:

Mines Management, Inc. (the Company) is an Idaho corporation incorporated in 1947.  The Company acquires, explores, and develops mineral properties in North America.  The Company’s principal mineral property interest, the Montanore Project, is held by its wholly owned subsidiaries, Newhi Inc. and Montanore Minerals Corp.  The Company’s properties, including the Montanore property, are currently in the exploration stage; none of its properties are currently in production.  The Company has commenced re-permitting of the Montanore Project and is determining its feasibility for development.  Approval by regulatory agencies will be required before the Montanore Project can proceed with exploration and project development.  The Company’s business, operations and financial condition are subject to significant risks and uncertainties, including failing to secure additional funding to continue its business or execute its planned advanced evaluation and delineation drilling program at the Montanore Project.

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

The preparation of financial statements in accordance with U.S. GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company’s condensed consolidated financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions, which could have a material effect on the reported amounts of the Company’s consolidated financial position and results of operations. Operating results for the three and nine month periods ended September 30, 2015 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2015.

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

(e)                                  Net loss per share

Basic earnings or loss per share is computed on the basis of the weighted average number of shares outstanding during the period.  Diluted earnings or loss per share is calculated on the basis of the weighted average number of shares outstanding during the period plus the effect of potential dilutive shares during the period.  Potential dilutive shares include outstanding stock options and warrants.  For periods in which a net loss is reported, potential dilutive shares are excluded because they are antidilutive.  Therefore, basic loss per share is the same as diluted loss per share for the periods ended September 30, 2015 and 2014.

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

(g)                                 Subsequent events

The Company evaluated events and transactions subsequent to the balance sheet date of September 30, 2015 for potential recognition or disclosure in the condensed consolidated financial statements.

NOTE 2 — CERTIFICATE OF DEPOSIT:

The Company has a certificate of deposit in the amount of $1,124,055 pledged as security for a Letter of Credit to the Montana Department of Environmental Quality as a reclamation guarantee for the Montanore expansion evaluation program.  This certificate matures on January 3, 2016, bears interest at the rate of 0.40% and renews automatically each year.  This certificate of deposit is included with reclamation deposits on the Condensed Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014.

NOTE 3 — AVAILABLE-FOR-SALE SECURITIES:

Available-for-sale securities are comprised of common stocks which have been valued using quoted market prices in active markets.  The following table summarizes the Company’s available-for-sale securities:

	September 30, 2015	December 31, 2014
Cost	$11,165	$11,165
Unrealized Losses	(6,894)	(8,698)
Fair Market Value	$4,271	$2,467

NOTE 4 — FAIR VALUE MEASUREMENTS:

The following table summarizes the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2015, and the fair value calculation input hierarchy level determined to apply to each asset and liability category. Quoted market prices were used to determine the fair value of available-for-sale securities. The Company has no financial assets or liabilities that are measured at fair value on a nonrecurring basis.

	September 30, 2015	December 31, 2014	Input Hierarchy Level
Assets:
Available-for-sale securities	$4,271	$2,467	Level 1
Liabilities:
Asset retirement obligation	$521,842	$503,279	Level 3

The following table presents the fair value reconciliation of Level 3 liabilities measured at fair value during the nine months ended September 30, 2015 and 2014:

	Asset Retirement Obligation
	2015	2014
Balance January 1	$503,279	$479,488
Accretion expense	6,046	5,760
Balance March 31	509,325	485,248
Accretion expense	6,186	5,894
Balance June 30	515,511	491,142
Accretion expense	6,331	6,032
Balance September 30	$521,842	$497,174

NOTE 5 — CONCENTRATION OF CREDIT RISK:

The Company maintains most of its cash and cash equivalents in one financial institution.  To date, the Company has not experienced a material loss or lack of access to its invested cash or cash equivalents; however, no assurance can be provided that access to the Company’s invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets. The total uninsured bank deposit balance on the Company’s bank statements was approximately $1,225,000 as of September 30, 2015.

NOTE 6 — STOCKHOLDERS’ EQUITY:

Common Shares:

For a description of the public offerings and sales of common stock that occurred prior to 2014, refer to the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Preferred Shares:

The Company sold to one investor 4,000 units consisting of one share of the Company’s Series B 6% convertible preferred stock (the “preferred stock”), no par value, and a warrant to purchase the Company’s common stock, par value $0.001 per share, at a stated value of $1,000 per unit.  Each share of preferred stock is immediately convertible into shares of common stock at a conversion rate of approximately 1,271 shares of common stock for each share of preferred stock (equivalent to a conversion price of $0.7866 per share of common stock).  The conversion rate is subject to downward adjustment upon the Company issuing or selling shares of the Company’s common stock for a per share price less than the then applicable conversion rate.  The offering yielded gross proceeds, before offering expenses, of $4.0 million (net proceeds of $3.5 million after deducting placement agent and investor fees and expenses and other offering expenses).  The preferred stock has no voting rights but will entitle the holders to receive cumulative dividends at the rate of 6% per annum per share, payable quarterly.  The dividends are payable in either cash or common stock at the Company’s discretion.  As of September 30, 2015, 474 shares of the preferred stock had been converted into 602,592 shares of common stock.  Upon the occurrence of certain events the Company believes are within its control, the holders of the preferred shares may have the option to require the Company to redeem them at a price greater than the stated value, convert them into common shares at penalty rates or increase the dividend rate to 18% per annum.

Warrants:  Each warrant is immediately exercisable and allows the holder to purchase approximately 636 shares of the Company’s common stock.  The warrants are not listed on a national securities exchange and do not have the rights or privileges of a holder of common stock, including any voting rights, until the holder exercises the warrant.  Upon the occurrence of a Fundamental Transaction, as defined in the warrant, the Company or its successor may be required to purchase the unexercised portion of the warrant from the warrant holder.  The following table summarizes exercise prices and expiration dates of outstanding common stock purchase warrants as of September 30, 2015.

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

NOTE 7 — STOCK OPTIONS:

For a description of the Company’s Equity Incentive Plans, refer to the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. A summary of the stock option activity under the Company’s Equity Incentive Plans as of September 30, 2015, and changes during the period then ended, is presented below:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2015	4,876,000	$1.31
Forfeited or expired	(539,000)	$2.48
Outstanding at March 31, 2015, June 30, 2015 and September 30, 2015	4,337,000	$1.16	2.57	$—
Exercisable at September 30, 2015	3,987,000	$1.21	2.40	$—

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015(1)	2014(1)	2015(1)	2014
Weighted average risk-free interest rate	—	—	—	0.91%
Weighted average volatility	—	—	—	73.08%
Expected dividend yield	—	—	—	—
Weighted average expected life (in years)	—	—	—	3.0
Weighted average grant-date fair value	$—	$—	$—	$0.44

(1)         No stock options were granted during the nine months ended September 30, 2015 or the three months ended September 30, 2014.

During the nine months ended September 30, 2015, there were no stock options exercised.  During the three months ended September 30, 2014, there were no stock options exercised.  During the nine months ended September 30, 2014, there were 237,000 stock options exercised with a weighted average exercise price of $0.90 and a total intrinsic value of $88,724.

A summary of the status of the Company’s nonvested stock options as of September 30, 2015 and changes during the period then ended is presented below:

	Number of Options	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2015 and March 31, 2015	900,000	$0.28
Vested	(550,000)	0.31
Nonvested at June 30, 2015 and September 30, 2015	350,000	0.24

As of September 30, 2015, there was no unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Company’s Equity Incentive Plans.

Total compensation costs recognized for stock-based employee compensation awards was $11,273 and $73,355 for the three months ended September 30, 2015 and 2014, respectively. Total compensation costs recognized for stock-based employee compensation awards was $176,449 and $216,393 for the nine months ended September 30, 2015 and 2014, respectively. These costs were included in general and administrative expenses and technical services and exploration expenses on the Condensed Consolidated Statements of Operations.  There were no costs recognized for stock-based compensation awards for services performed by outside parties during the three months ended September 30, 2015 and 2014, respectively.  Total costs recognized for stock-based compensation awards for services performed by outside parties were $0 and $9,196 during the nine months ended September 30, 2015 and 2014, respectively.  Cash received from options exercised under all share-based payment arrangements during the nine months ended September 30, 2015 and 2014 was $0 and $177,750, respectively.

NOTE 8 — SUBSEQUENT EVENTS:

During October of 2015, the Company raised $1,665,000 through the sale of certain idle equipment previously utilized for construction of infrastructure at the Montanore Project.  The funds received from the sale will be utilized for general working capital and advancement of the permitting for the Montanore Project.

On October 21, 2015, the Company received a letter from NYSE MKT LLC (“NYSE MKT” or the “Exchange”) stating that the Company was still not in compliance with the continued listing standards as set forth in Section 1003(a)(i-iv) of the NYSE MKT Company Guide (the “Company Guide”). The Company’s initial plan of compliance submitted on August 3, 2015, detailing actions which it had taken, or intended to take, to regain compliance with the continued listing standards was accepted by the Exchange via letter dated September 21, 2015.  By virtue of the conditions described in that letter, the Company was granted until September 30, 2015 to regain compliance with Section 1003(a)(iv) and December 31, 2016 to regain compliance with equity standards set forth in Section 1003(a)(i)-(iii) of the Company Guide.  Based on the information provided by the Company through October 19, 2015, the Exchange determined that the Company had made a reasonable demonstration of its ability to regain compliance with Section 1003(a)(iv) of the Company Guide by the end of the revised plan period, which is now determined to be no later than December 31, 2015.

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

Mines Management, Inc. is an exploration stage company with a large silver-copper project, the Montanore Project, located in northwestern Montana.  The Montanore Project continues to be the Company’s main focus.  The Company’s goal is to become a mid-

tier producer of precious or base metals, and intends to pursue various strategic alternatives including possible joint venture arrangements.  During 2015, the Company has continued to plan for advanced exploration which includes delineation drilling and, should results warrant, a definitive feasibility study on the Montanore Project.  The Company continues to work toward federal and state agency permitting approvals.

Overview

•                  The Company’s cash reserves as of September 30, 2015, plus amounts raised in October 2015, are estimated to be sufficient to continue operations into the first quarter of 2016.  Accordingly, the Company is seeking financing and may consider a joint venture of the Montanore Project or other strategic alternatives.  If the Company were to issue equity at the current stock price, the conversion price of the existing Series B 6% convertible preferred stock (the “preferred stock”), would be adjusted downward to equal the issuance price, resulting in an increase in the number of shares of common stock issuable on conversion of the preferred stock.  There can be no assurance that the Company will be successful in obtaining financing or entering into another type of transaction that will permit it to continue its business, or that the terms of any such financing or transaction would not make future financings or transactions more difficult or otherwise limit the Company’s flexibility or opportunities in the future.  Although third parties have expressed interest in various transactions regarding the Company or the Montanore Project, and the Company has solicited indications of interest from third parties, to date the Board has not considered the terms of the proposals received to be in the best interests of the Company or its stockholders.

•                  On July 1, 2015, the Company received a letter from NYSE MKT LLC (“NYSE MKT” or the “Exchange”) stating that it is not in compliance with the continued listing standards as set forth in Section 1003(a)(i-iv) of the NYSE MKT Company Guide (the “Company Guide”). In order to maintain its listing, the Company submitted a plan on August 3, 2015, in accordance with the Exchange’s requirement, which addresses how it intends to regain compliance with the financial impairment standards set forth in Section 1003(a)(iv) of the Company Guide by December 31, 2015 and the equity standards set forth in Section 1003(a)(i)-(iii) of the Company Guide by December 31, 2016.  During September 2015, the NYSE MKT accepted the Company’s compliance plan and granted the Company until September 30, 2015 to regain compliance with the financial impairment standards.  On October 21, 2015, the NYSE MKT notified the Company that the Company had made a reasonable demonstration of its ability to regain compliance with financial impairment standards by the end of the revised plan period of December 31, 2015.

•                  The Company raised $1,665,000 in October 2015 through the sale of certain idle equipment previously utilized for construction of infrastructure at the Montanore Project.  The funds received from the sale will be utilized for general working capital and advancement of the permitting for the Montanore Project.

•                  The U.S. Forest Service (“USFS”) and the Montana Department of Environmental Quality (“MDEQ”) continued to integrate clarifying comments into the Final Environmental Impact Statement (the “Final EIS”) and Record of Decision (“ROD”) as a result of the public objection process completed during the second quarter of 2015. The Company expects the permitting process to be completed by early 2016.

Montanore Permitting and Environmental

Approval by regulatory agencies is required before the Montanore Project can proceed with additional exploration and project development.  The agencies involved with the major permits include the USFS, MDEQ, U.S. Army Corps of Engineers (“USACE”), and the U.S. Fish and Wildlife Service (“USFWS”).  Other permits are required, including water rights, which will involve other agencies.

The permitting process requires completion of the Final EIS before a ROD is issued by the USFS and MDEQ.  The Final EIS describes various elements of the project, provides analysis of impacts, includes public input, and discloses aspects of the proposed project that were considered by the agencies.  The Final EIS is used by the State of Montana to support issuance of the ROD and requisite permits.

During the second quarter, the USFS objection process for the Final EIS and ROD for the Montanore Project was completed.  The USFS issued a response letter requiring clarifying comments to be added to the Final EIS and ROD and indicated that upon making the required changes, the Montanore Project will be in full compliance with applicable laws.   During the third quarter, the USFS and MDEQ worked to incorporate the required changes into the Final EIS and ROD.  Upon completion of the Final EIS and ROD, the USFS should file a Notice of Availability in the Federal Register indicating that the Final EIS and ROD have been issued.

The MDEQ continues to advance the permitting review process and preparation of its own ROD based on the joint issuance of the Final EIS with the USFS.  The MDEQ will issue its version of the Final ROD in accordance with the Montana Environmental Policy Act following the issuance of the Notice of Availability by the USFS in the Federal Register.  Receipt of the federal and Montana

Final RODs provide the necessary authorizations for the Company to complete dewatering and proceed with underground drilling at the Montanore Project contingent upon meeting environmental mitigation requirements.

The MDEQ continues to work on water rights, transmission line permits, and other minor regulatory reviews that will be required to gain approval for the project.  During the third quarter, the MDEQ initiated the public review process of the air quality permit and the Montana Pollutant Discharge Elimination System (“MPDES”) permit.  No public comments were received on the draft air quality permit and the comment period was extended to October 2015 for the MPDES permit. Under the State of Montana’s regulations, the Company expects these permits to be issued following issuance of the Final EIS and ROD.

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

In June 2015, Save Our Cabinets, Earthworks, and Defenders of Wildlife filed a complaint in the United States District Court for the District of Montana challenging the issuance of the Biological Opinion regarding the Montanore Project by the USFWS.  The USFWS has not yet responded to the complaint.  The Company is not a party to this litigation.  The Company does not currently expect that this litigation will delay the USFS issuance of the Final ROD.

Financial and Operating Results

The Company continues to expense all of its expenditures when incurred, with the exception of equipment and buildings which are capitalized.  The Company has no revenues from mining operations.  Financial results of operations include primarily general and administrative expenses, and permitting, project advancement and engineering expenses.

Quarter Ended September 30, 2015

The Company reported operating expenses of $1.0 million compared to $1.6 million for the quarters ended September 30, 2015 and 2014, respectively.  The most significant factors contributing to the $0.6 million decrease in operating expenses include: (i) a $0.1 million decrease in general and administrative expenses primarily due to decreased stock compensation costs and the absence of costs during 2015 associated with the special shareholder meeting pertaining to the financing the Company completed in July of 2014, (ii)  a $0.2 million decrease in technical services primarily associated with a reduction in fees paid to contractors and consultants working on the Environmental Impact Study (“EIS”) as well as a decrease in the cost of baseline studies associated with the EIS during 2015, and (iii) a $0.2 million decrease in depreciation as a result of assets reaching the end of their depreciable lives and limited acquisitions of property and equipment during the past few years.  During the quarter ended September 30, 2014, operating expenses were partially offset by $0.1 million in other income resulting from the sale of the Company’s interest in an oil and gas lease with no comparable transaction during 2015.  The Company reported net losses of $1.0 million and $1.5 million for the quarters ended September 30, 2015 and 2014, respectively.

Nine Months Ended September 30, 2015

The Company reported a decrease in operating expenses of $1.2 million during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.  The decrease in operating expenses consisted of a $0.4 million decrease in general and administrative expenses, a $0.5 million decrease in technical services, and a decrease of $0.5 million in depreciation, offset by an increase of $0.2 million in legal, accounting, and consulting expenditures.  The $0.4 million decrease in general and administrative expenses included a decrease in payroll expenditures of $0.1 million as a result of having one less employee during 2015 compared to 2014, a $0.2 million decrease in director and stock compensation during 2015 compared to 2014, and the absence of $0.1 million in costs during 2015 associated with the special shareholder meeting pertaining to the financing the Company completed in July of 2014.  The $0.5 million decrease in technical services during 2015 primarily consisted of a reduction in fees paid to contractors and consultants working on the EIS as well as a reduction in the cost of baseline studies associated with the EIS.  The $0.5 million decrease in depreciation resulted from assets reaching the end of their depreciable lives with limited acquisitions of property and equipment during the past few years. The increase of $0.2 million in legal, accounting, and consulting expenditures primarily resulted from the litigation matter described in Part II, Item I, Legal Proceedings.  During the nine months ended September 30, 2014, operating expenses were partially offset by other income of $0.1 million which resulted from the sale of the Company’s interest in an oil and gas lease with no comparable transaction during 2015.  The Company reported net losses of $3.8 million and $4.9 million for the nine months ended September 30, 2015 and 2014, respectively.

Liquidity

During the nine months ended September 30, 2015, the net cash used in operating activities was approximately $3.4 million, which was $0.7 million less than the same period in the prior year.  Net cash utilized by financing activities during the nine months ended September 30, 2015 consisted of the payment of $0.2 million cumulative preferred stock dividends.  Net cash provided by financing activities during the 2014 period was $3.7 million primarily from the sale of preferred stock.  Net cash provided by investing activities during the nine months ended September 30, 2014 was $1.7 million and included certificates of deposit maturing and proceeds from the sale of property and equipment.  The Company’s cash and cash equivalents decreased during the nine months ended September 30, 2015 from $3.9 million at December 31, 2014 to approximately $0.3 million at September 30, 2015.  During October of 2015, the Company raised $1.7 million through the sale of idle equipment previously utilized for construction of infrastructure at the Montanore Project.

The Company currently does not have enough cash on hand to fund ongoing operating expenses through the first quarter of 2016.  Operating expenses are estimated at approximately $1.0 million for the fourth quarter of 2015, consisting of approximately $0.6 million for ongoing operating, legal, and general administrative expenses and $0.4 million for permitting, environmental, engineering, and geologic studies for the Montanore Project.  Additional financing will be required for the Company to continue its business and operations.  Accordingly, the Company is seeking financing and may consider a joint venture of the Montanore Project or other strategic alternatives.  Although third parties have expressed interest in various transactions regarding the Company or the Montanore Project, and the Company has solicited indications of interest from third parties, to date the Board has not considered the terms of the proposals received to be in the best interests of the Company or its stockholders.  There can be no assurance that the Company will be successful in obtaining financing or entering into another type of transaction that will permit it to continue its business, or that the terms of any such financing or transaction would not make future financings or transactions more difficult or otherwise limit the Company’s flexibility or opportunities in the future.  There can be no assurance that any financing obtained will not be highly dilutive to existing stockholders.  In addition, it is uncertain that the amount of any available financing would enable the Company to continue its business and operations for more than a few months, which would be unlikely to satisfy the NYSE MKT listing requirements.  In addition, if the financing involves the sale of equity securities at the current market price or at a discount to the current market price, the conversion price of the existing convertible preferred stock would be adjusted downward to equal the sale price of the financing, resulting in an increase in the number of shares of common stock issuable on conversion of the convertible preferred stock.  Following any such financing, the Company still must obtain external financing of approximately $25 million to $30 million to complete the evaluation drilling program at the Montanore Project and a definitive feasibility study.

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

ITEM 4.                                                CONTROLS AND PROCEDURES

Our management, with the participation of the Company’s Chief Executive Officer and the Company’s Controller and Principal Financial Officer, has evaluated the Company’s disclosure controls and procedures as of September 30, 2015.  Based upon this evaluation, the Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures are designed and were effective as of September 30, 2015 to give reasonable assurances that the information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is also accumulated and communicated to the Company’s management, including its Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2015 that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

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

On August 7, 2015, the U.S. District Court issued its final ruling affirming the Commission’s decision.  The Court’s ruling remains subject to appeal.  In September 2015, the defendants filed a notice of intent to appeal.

ITEM 1A.                                       RISK FACTORS

In addition to the risk factors set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, investors should consider carefully the following risk factors.

We will require additional external financing to fund our continuing business activities in the future and the terms of any such financing, if obtained, may have negative effects on our flexibility and future transactions.

As of September 30, 2015, we had $0.3 million in cash and cash equivalents. With the $1.7 million of proceeds received from the sale of equipment in October 2015and anticipated costs during the remainder of 2015, we do not have enough cash on hand to fund our business and operations through the first quarter of 2016.  External funding will be required for the Company to continue its business and operations.  We plan to continue our efforts to secure external financing but we presently do not have agreements from any source under which such financing will be received. There can be no assurance that the Company will be successful in obtaining financing or entering into a strategic transaction that will permit it to continue its business, or that the terms of any such financing or transaction would not make future financings or transactions more difficult or otherwise limit the Company’s flexibility or opportunities in the future.  There can be no assurance that any financing obtained will not be highly dilutive to existing stockholders.  In addition, it is uncertain that the amount of any available financing would enable the Company to continue its business and operations for more than a few months. If no additional funding can be secured, we may not be able to remain in business or to complete a transaction with respect to the Montanore Project or any other transaction.  If a financing involves the sale of equity securities at the current market price or at a discount to the current market price, the conversion price of the our existing convertible preferred stock would be adjusted downward to equal the sale price of the financing, resulting in an increase in the number of shares of common stock issuable on conversion of the convertible preferred stock.

If we are unable to comply with the NYSE MKT continued listing requirements, our common stock could be delisted from the NYSE MKT equities market.  Delisting could negatively affect our stock price and investors’ ability to make transactions in our securities.

On July 1, 2015, the Company received a letter from NYSE MKT LLC (“NYSE MKT” or the “Exchange”) stating that the Company was not in compliance with the continued listing standards as set forth in Section 1003(a)(i-iv) of the NYSE MKT Company Guide (the “Company Guide”). In order to maintain its listing, the Company submitted a plan on August 3, 2015, in accordance with the Exchange’s requirement, which addresses how it intends to regain compliance with the financial impairment standards set forth in Section 1003(a)(iv) of the Company Guide by December 31, 2015 and the equity standards set forth in Section 1003(a)(i)-(iii) of the Company Guide by December 31, 2016.  During September 2015, the NYSE MKT accepted the Company’s compliance plan and granted the Company until September 30, 2015 to regain compliance with the financial impairment standards.  On October 21, 2015, the NYSE MKT notified the Company that the Company had made a reasonable demonstration of its ability to regain compliance with financial impairment standards by the end of the revised plan period of December 31, 2015.  It is uncertain that the Company will be able to obtain sufficient external financing to continue its business and operations for more than a few months, which would be unlikely to satisfy the NYSE MKT financial impairment listing requirements.

There can be no assurance that our common stock will remain listed on the NYSE MKT.  If we are delisted from the NYSE MKT, we anticipate that our common stock will trade over the counter. If our common stock is delisted from the NYSE MKT, our stockholders may face material adverse consequences, including, but not limited to, a decrease in the price of our common stock and reduced liquidity in the trading market for our common stock. Some shareholders may sell their shares, and our ability to issue additional securities or obtain additional financing in the future may be negatively affected.  We would no longer be able to use a short form Form S-3 registration statement (i) for a primary offering, if our public float is not at least $75.0 million as of a date within 60 days prior to the date of filing the Form S-3, or a re-evaluation date, whichever is later, and (ii) to register the resale of our securities by persons other than us.. If we were unable to utilize a Form S-3 registration statement for primary and secondary offerings of our common stock, we would be required to file a Form S-1 registration statement, which due to regulatory review periods could delay our ability to raise funds in the future, may limit the type of offerings of common stock we could undertake, and could increase the expenses of any offering.

If our common stock were delisted and determined to be a “penny stock,” a broker-dealer may find it more difficult to trade our common stock and an investor may find it more difficult to acquire or dispose of our common stock in the secondary market.

If our common stock were removed from listing with the NYSE MKT, it may be subject to the so-called “penny stock” rules.  The SEC has adopted regulations that define a penny stock to be any equity security that has a market price per share of less than $5.00, subject to certain exceptions, such as any securities listed on a national securities exchange.  For any transaction involving a penny stock, unless exempt, the rules impose additional sales practice requirements on broker-dealers, subject to certain exceptions.  If our common stock were delisted and determined to be a penny stock, a broker-dealer may find it more difficult to trade our common stock and an investor may find it more difficult to acquire or dispose of our common stock on the secondary market.

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

MINES MANAGEMENT, INC.

Date: November 16, 2015	By:	/s/ Glenn M. Dobbs
Glenn M. Dobbs
Chief Executive Officer

Date: November 16, 2015	By:	/s/ Nicole Altenburg
Nicole Altenburg
Principal Financial Officer