Form 10-K
period 2015-12-31
MINES MANAGEMENT INC
filed 2016-03-30
CIK 66649

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission file number 001‑32074

MINES MANAGEMENT, INC.

(Exact Name of Registrant as Specified in its Charter)

Idaho (State of Incorporation or Organization)	91‑0538859 (I.R.S. Employer Identification No.)

905 W. Riverside Avenue, Suite 311 Spokane, Washington (Address of principal executive offices)	99201 (Zip Code)

(509) 838‑6050

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value Preferred Stock Purchase Rights	NYSE MKT

Securities registered pursuant to Section 12(g) of the Act:

Indicate by check mark if the registrant is a well‑known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S‑T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b‑2 of the Exchange Act. (Check one):

Large accelerated Filer ☐	Accelerated Filer ☐	Non‑accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act). Yes ☐  No ☒

The aggregate market value of the voting and non‑voting common equity held by non‑affiliates as of June 30, 2015, was approximately $13.5 million based on the closing price of the Common Stock on the NYSE MKT LLC of $0.49 per share. The number of shares of our common stock outstanding as of March 29, 2016 was 30,893,704.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required for Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10‑K is incorporated by reference to the Registrant’s Definitive Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed no later than April 30, 2016.

FORWARD LOOKING STATEMENTS

Some information contained in or incorporated by reference into this Annual Report on Form 10‑K may contain forward looking statements as defined in the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included in this Annual Report that address activities, events or developments that we expect or anticipate will or may occur in the future are forward‑looking statements. These include, but are not limited to, the following:

•

financing needs, including financing required to fund the Company’s ongoing business and activities after the first quarter 2016, sources of financing and the effect of existing and future financing structures on future financing, joint venture or business combination transactions;

•

comments regarding further exploration and evaluation of the Montanore Project, including drilling activities, feasibility determinations, including those in the Preliminary Economic Assessment, engineering and environmental studies, environmental, reclamation and permitting requirements and the process and timing and the costs associated with the foregoing;

•	the process and timing associated with advanced exploration and delineation drilling program;

•	estimates of mineralized material;

•	financing needs, including the financing required to fund the final phases of the advanced exploration and delineation drilling program and bankable feasibility study and sources of financing;

•	the potential effect the Company’s litigation may have on its planned activities;

•	future plans related to potential structures for continued exploration and potential development of the Montanore deposit;

•	estimates of costs to complete the rehabilitation of the Libby adit and commence delineation drilling;

•	planned expenditures and cash requirements for 2016;

•	expected increase in the number of employees and the location of such employees;

•	efforts to reduce costs, including reducing manpower;

•	the search for potential exploration and development opportunities in the mining industry and the chance of success of any exploration project;

•	the possibility of challenges by environmental groups or others to our permitting efforts or planned exploration, development or mining activities;

•	potential completion of a bankable feasibility study and the costs associated therewith; and

•	markets for silver and copper.

The use of any of the words “anticipate,” “estimate,” “expect,” “may,” “project,” “should,” “believe,” and similar expressions are intended to identify uncertainties. We believe the expectations reflected in those forward looking statements are reasonable. However, we cannot assure that the expectations will prove to be correct. Actual results could differ materially from those anticipated in these forward‑looking statements as a result of the factors set forth below and other factors set forth in this report:

•	the need for additional financing to continue our business and complete the underground evaluation program and whether such financing will be available on acceptable terms or at all;

•	terms of the proposals that the Company may receive relating to the acquisition or joint venture of the Montanore project;

•	financial market conditions and the available of financing, or its availability on terms acceptable to us;

•	the history of losses, which we expect to continue for the foreseeable future;

•	the potential depressive effect on the market price of our common stock of the potential issuances of common stock or securities exercisable for or convertible into common stock;

•	the absence of proven or probable reserves, and uncertainty regarding whether reserves will be established at our Montanore Project;

•	uncertainties associated with developing new mines or mining operations;

•	the absence of any history of production;

•

challenges by environmental groups and others to the issuance of the biological opinions, records of decisions and permits, and potential challenges to other steps in the exploration and development of the Montanore project;

•

the speculative nature of exploration for mineral resources, including variations in ore grade and other characteristics affecting mining and mineral recoveries which involves substantial expenditures and is frequently non productive;

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

•	changes in interpretation of geological information;

•	the availability, terms, conditions, costs, timing of, or delays in receiving required governmental permits and approvals;

•	the competitive nature of the mining industry;

•	risks inherent in the mining process, including geological, technical, permitting, mining and processing problems;

•	worldwide economic and political events affecting the supply of and demand for silver and copper and volatility in the market price for silver and copper;

•	ongoing reclamation obligations on the Montanore Project properties;

•	significant government regulation of mining activities;

•	uncertainty regarding changes in mining or environmental laws that could increase costs and impair our ability to develop our properties;

•	environmental risks;

•	uncertainty regarding title to some of our properties;

•	the volatility of the market price of our common stock;

•	obligations under a long term contract to sell our silver production; and

•	the factors discussed under “Risk Factors” in this Annual Report on Form 10 K for the year ended December 31, 2015.

For a more detailed discussion of such risks and other important factors that could cause actual results to differ materially from those in such forward‑looking statements, please see the section entitled “Item 1A. Risk Factors” contained in this Annual Report on Form 10‑K for the year ended December 31, 2015. Although we have attempted to identify important factors that could cause actual results to differ materially from those described in forward‑looking statements, there may be other factors that cause results not to be as anticipated, estimated or intended. There can be no assurance that these statements will prove to be accurate, as actual results and future events could differ materially from those anticipated in the statements. Except as required by law (e.g. information contained in our subsequent reports filed with the SEC on Forms 10‑K, 10‑Q and 8‑K and any amendments thereto), we assume no obligation to publicly update any forward‑looking statements, whether as a result of new information, future events or otherwise.

GLOSSARY OF TERMS

Guide 7 Definitions

Mineralized material	The term “mineralized material” refers to material that is not included in reserves as it does not meet all of the criteria for adequate demonstration of economic or legal extraction.

Reserves	The term “reserves” refers to that part of a mineral deposit which could be economically and legally extracted or produced.

Non‑reserves	The term “non‑reserves” refers to mineralized material that is not included in reserves as it does not meet all of the criteria for adequate demonstration of economic or legal extraction.

Exploration stage	An “exploration stage” prospect is one which is not in either the development or production stage.

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

Bornite	An isometric mineral, 1[Cu5 FeS4]; metallic; brownish bronze tarnishing to iridescent blue and purple; in hypogene and contact metamorphic deposits and mafic rocks; a valuable source of copper.

Chalcocite	A monoclinic mineral, 96[Cu2 S]; pseudohexagonal, metallic gray‑black with blue to green tarnish; a secondary vein mineral; an important source of copper.

Development	Work carried out for the purpose of opening up a mineral deposit and making the actual ore extraction possible.

Dip	The angle at which a vein, structure or rock bed is inclined from the horizontal as measured at right angles to the strike.

Drift	A horizontal underground opening that follows along the length of a vein or rock formation as opposed to a cross‑cut which crosses the rock formation.

Exploration	Work involved in searching for ore, usually by drilling or driving a drift.

Galena	A sulfide mineral of lead, being a common lead ore mineral.

Grade	The average assay of a ton of ore, reflecting metal content.

Horizon	In geology, any given definite position or interval in the stratigraphic column or the scheme of stratigraphic classification; generally used in a relative sense.

Host rock	The rock surrounding an ore deposit.

Interbed	Occurring between distinct rock layers or strata.

Lode	A vein of mineral ore deposited between clearly demarcated layers of rock.

Metasediment	A sedimentary rock which shows evidence of having been subjected to metamorphism.

Mineral	A naturally occurring homogeneous substance having definite physical properties and chemical composition and, if formed under favorable conditions, a definite crystal form.

Mineralization	The presence of economic minerals in a specific area or geological formation.

Ore	Material that can be mined and processed that provides a positive cash flow.

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

PART I

ITEM 1.  BUSINESS.

Overview

Mines Management, Inc. (together with its subsidiaries, “MMI,” “Mines Management,” the “Company,” “we,” “our,” “ours,” or “us”), is engaged in the business of acquiring and exploring, and if exploration is successful, developing mineral properties, primarily those containing silver and associated base and precious metals. The Company was incorporated under the laws of the State of Idaho on February 20, 1947. The Company’s executive offices are located at 905 W. Riverside, Suite 311, Spokane, Washington 99201.

The Company’s principal mineral property interest, the Montanore Project, is held by its wholly owned subsidiaries, Newhi, Inc. and Montanore Minerals Corp. The Company’s properties, including the Montanore property, are currently in the exploration stage; none of its properties are currently in production.

The Montanore Project is located in northwestern Montana, and from 1988 to 2002 was owned by Noranda Minerals Corporation (“Noranda”). During that time the project received an approved Environmental Impact Statement (“EIS”), Record of Decision (“ROD”), all of its primary environmental permits, and conducted pre-evaluation construction activities on the property. From 1988 to 2002 the Company held royalty rights to a portion of the deposit. In 2002, Noranda announced that it was abandoning the project, and subsequently transferred to the Company by quitclaim deed the patented and unpatented mining claims that control the mineral rights, and all drill core and intellectual property including geologic, environmental and engineering studies, relating to the Montanore Project.

In May 2006, we acquired two Noranda subsidiaries that held title to the property providing access to the 14,000 foot Libby adit and related permits. The Libby adit, when extended, will provide access to the Montanore deposit for our planned underground exploration and delineation drilling program. We submitted revisions to the operating permit that allowed us to reopen the Libby adit in 2006 and to proceed with dewatering and rehabilitation of the adit. In March 2008, we obtained authorization from the State of Montana to resume the exploration activities started by the previous owner. Until the environmental review process for the Montanore Project was completed, we were prohibited from conducting exploration activities at the Libby adit.

Since 2003, we have spent approximately $77.2 million on evaluation and updating of data, including that originating from previous owners, permitting activities, acquisition of equipment, construction of site infrastructure, and development and construction of a dewatering system. As currently planned, the advanced exploration and delineation drilling program includes the following:

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

Before we could advance the Montanore Project, we were required to obtain the requisite project approvals and permits from the U.S. Forest Service (“USFS”), the State of Montana Department of Environmental Quality (“MDEQ”), the U.S. Fish and Wildlife Service (“USFWS”), and the Army Corps of Engineers. A Draft Environmental Impact Statement was issued by the USFS and the MDEQ in the first quarter of 2009. After the comment period expired, it was determined by the agencies that a Supplemental Draft Environmental Impact Statement was necessary and this was completed in September 2011. The public comment period for the Supplemental Draft Environmental Impact Statement closed in December 2011. The USFWS issued the final biological opinion for terrestrial and aquatic endangered species during the second quarter of 2014, indicating the Montanore Project posed no jeopardy to endangered species in the area around the Project. The USFS and the MDEQ continued to develop the Final Environmental Impact Statement during 2014 and issued the preliminary Final Environmental Impact Statement during the third quarter of 2014. A second preliminary Final Environmental Impact Statement was completed late in 2014. Several drafts of the ROD were also completed during 2014 by the Environmental Impact Statement contractor. The USFS and the MDEQ provided legal notice to the public on April 1, 2015 announcing the availability of the Final Environmental Impact Statement and Draft Record of Decision.  Following a public objection and resolution process, the USFS and MDEQ integrated clarifying comments into the Final Environmental Impact Statement.  In December 2015, the USFS and MDEQ issued the Final Environmental Impact Statement and on February 12, 2016, issued Records of Decision approving development of the Montanore Project.  We plan to commence the extension of the underground adit and the underground evaluation and delineation drilling program after obtaining sufficient external financing and completing requisite environmental mitigation activities.  We are seeking financing and may consider a joint venture of the Montanore Project or other strategic alternatives.

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

Employees

As of March 31, 2016, the Company had six employees located in Spokane, Washington and five employees in Libby, Montana. The Company plans to add additional engineering, geological, and operating staff at Libby as the development of the Montanore Project progresses. Outside consultants and contractors are engaged from time to time to perform tasks involved in re‑permitting the Montanore Project. The Company expects to continue to rely on consultants from time to time to provide these services and to assist in advancing the adit rehabilitation and drifting.

Regulation

The Company’s activities in the United States are subject to numerous federal, state, and local laws and regulations governing exploration, labor standards, occupational health and mine safety, control of toxic substances, and other matters involving environmental protection and taxation. These laws are continually changing and, in general, are becoming more restrictive. We have made, and expect to make in the future, significant expenditures to comply with such laws and regulations. Changes to local, state or federal laws and regulations in the jurisdictions where we operate could require additional capital expenditures and result in an increase in our costs. Although we are unable to predict what additional legislation, if any, might be proposed or enacted, additional regulatory requirements could impact the economics of our projects.

For more information regarding the regulations to which we are subject and the risks associated therewith, see Item 2 “Properties -- Permitting and Environmental” and Item 1A “Risk Factors.”

Available Information

We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). You may access and read our filings without charge through the SEC’s website, at www.sec.gov. You may also read and copy any document we file at the SEC’s Public Reference Room located at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Please call the SEC at 1‑800‑SEC‑0330 for further information on the Public Reference Room.

We also make our public reports available through our website, www.minesmanagement.com, as soon as practicable after we file or furnish them to the SEC. You may also request copies of the documents, at no cost, by telephone at (509) 838‑6050 or by mail at Mines Management, Inc., 905 W. Riverside Avenue, Suite 311, Spokane, Washington 99201. The information on our website is not part of this Annual Report on Form 10‑K.

ITEM 1A.  RISK FACTORS.

Our business, operations, and financial condition are subject to various risks. In addition to historical information, the information in this Annual Report on Form 10‑K contains “forward‑looking” statements about our future business and performance. Our actual operating results and financial performance may be very different from what we expect as of the date of this report. The risks below address some of the factors that may affect our future operating results and financial performance.

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

In order to demonstrate the existence of proven or probable reserves under SEC guidelines, it would be necessary for the Company to advance the exploration of the Montanore Project by significant additional delineation drilling to demonstrate the existence of sufficient mineralized material with satisfactory continuity. If successful, the results of this drilling program would provide the basis for a feasibility study demonstrating with reasonable certainty that the mineralized material can be economically extracted and produced. We do not currently have sufficient data to support a feasibility study of the Montanore Project, and in order to perform the drilling to support such a feasibility study, we must first obtain external financing and complete environmental mitigation activities to continue our exploration efforts. It is possible that, even if we obtain sufficient geologic data to support a feasibility study on the Montanore Project, the data will lead us to conclude that none of the identified mineral deposits can be economically and legally extracted or produced. If we cannot adequately confirm or discover any mineral reserves of precious metals on the Montanore property, we may not be able to generate any revenues.

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

We are an exploration stage mining company and currently do not have sufficient capital to continue our business activities as planned through 2016 or to fund the activities needed to establish the economic feasibility of the Montanore Project. We have approximately $1.2 million of cash and cash equivalents on hand as of December 31, 2015, which is insufficient to fund our business and operations through 2016. We anticipate that our expenses in 2016 will be approximately $1.6 million for regulatory and environmental monitoring activities and $2.0 million of general and administrative expenses, assuming that we are able to obtain sufficient capital to continue operations. We estimate that, following the completion of environmental mitigation activities, the costs of completing the exploratory drilling program will be approximately $20.0 to $25.0 million, plus general and administrative expenses during the period in which the drilling program is being conducted. Uncertainties surrounding the exploratory drilling program and the permitting process could require the project to take longer and cause costs to increase. Our cash on hand will not be sufficient to continue our business through 2016 or to commence the exploratory drilling program and the bankable feasibility study, and external financing will be required. We plan to continue our efforts to secure external financing but we presently do not have agreements from any source under which such financing will be received. There can be no assurance that the Company will be successful in obtaining financing or entering into a sale of the Company, a sale or joint venture of the Montanore Project, or other type of transaction that will permit it to continue its business, or that the terms of any such financing or transaction would not make future financings or transactions more difficult or otherwise limit the Company’s flexibility or opportunities in the future.  There can be no assurance that any financing obtained will not be highly dilutive to existing stockholders.  In addition, it is uncertain that the amount of any available financing would enable the Company to continue its business and operations for more than a few months. If no additional funding can be secured, we may not be able to remain in business or to complete a transaction with respect to the Montanore Project or any other transaction.  If a financing involves the sale of equity securities at the current market price or at a discount to the current market price, the conversion price of the existing convertible preferred stock would be adjusted downward to equal the sale price of the financing, resulting in an increase in the number of shares of common stock issuable on conversion of the convertible preferred stock.

Even if our exploration efforts at Montanore are successful, we may not be able to raise the funds necessary to develop the Montanore Project.

If our exploration efforts at Montanore are successful, a Preliminary Economic Assessment completed in November 2010 indicated that it would cost approximately $550.0 million in additional financing to develop and construct the Montanore Project. If and when an updated assessment is completed, this amount could increase significantly. Sources of external financing could include bank debt financing, smelter offtake financings, equity financing, or the sale of a portion of the Montanore Project. Even if a bankable feasibility study is completed, commodity prices, the then-current state of financial markets or other factors may render financing for the development of the Montanore Project difficult or impossible. Financing has become significantly more difficult to obtain in the current market environment. There can be no assurance that we will commence production at Montanore or generate sufficient revenues to meet our obligations as they become due or obtain necessary financing on acceptable terms, if at all, and we may not be able to secure the financing necessary to begin or sustain production at the Montanore Project. If we cannot adequately finance our exploration of the Montanore property and its subsequent development, we will not be able to generate any revenues. In addition, should we incur significant losses in future periods, we may be unable to continue as a going concern, and realization of assets and settlement of liabilities in other than the normal course of business may be at amounts significantly different than those included in our periodic reports.

Additional permits will be required and may be delayed during advancement of the Montanore Project.

In the ordinary course of business, mining companies are required to seek governmental permits for expansion of existing operations or for the commencement of new operations. Although the final Records of Decision were issued on February 12, 2016, additional permits will be issued upon advancement of the Montanore Project. Obtaining these permits has been and continues to be a complex and time consuming process involving numerous jurisdictions and often involves additional work and studies, public hearings and other costly undertakings. We have been engaged in renewing or pursuing permits since early 2005. Obtaining required permits for the Montanore Project has been and may continue to be more difficult due to its location within the Cabinet Wilderness Area, and its proximity to core habitat of certain protected species, including the grizzly bear and bull trout. In addition, a third party is seeking to permit another mining operation near the Montanore Project and the impact of that operation on the environment and on wildlife in the area was taken into consideration in our permitting determinations and has lengthened our permitting process and made those determinations more difficult. Private political groups have been active in opposing permitting of projects in and near the Cabinet Wilderness Area and have taken and may in the future take actions to oppose or delay the Montanore Project.  For example, Save Our Cabinets, Earthworks and Defenders of Wildlife filed a complaint in the United States District Court for the District of Montana against the U.S. Fish and Wildlife Service challenging the issuance of the Montanore biological opinion.  In that complaint, these groups indicated their intention to include the USFS ROD when it was issued.

Mining projects require the evaluation of environmental impacts for air, water, vegetation, wildlife, cultural, historical, geological, geotechnical, geochemical, soil and socioeconomic conditions. Permits are required for, among other things, storm-water discharge; air quality; wetland disturbance; dam safety (for water storage and/or tailing storage); septic and sewage; and water rights appropriation, and compliance must be demonstrated with the Endangered Species Act and the National Historical Preservation Act.  Permitting costs through 2015 have totaled approximately $46.3 million, and it is possible that the costs and delays associated with compliance with such standards and regulations could become such that we would be unable to raise sufficient funds to proceed with the further exploration, development or operation of a mine at the Montanore Project.

We have a history of losses and we expect losses to continue.

As an exploration stage company that has no production history, we have incurred losses since our inception and we expect to continue to incur additional losses for the foreseeable future. For the fiscal years ended December 31, 2015 and 2014, we incurred losses of $2.8 million and $6.5 million, respectively. As of December 31, 2015, we had an accumulated deficit of $89.3 million. There can be no assurance that we will achieve or sustain profitability in the future.

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

The exploration of mineral properties is highly speculative in nature, involves substantial expenditures and is frequently non‑productive.

Mineral exploration is highly speculative in nature and is frequently non‑productive. Substantial expenditures are required to:

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

If we establish reserves, our ability to obtain a favorable feasibility study for the Montanore Project and obtain financing for the development of a mine, as well as our profitability and long‑term viability will depend, in large part, on the market prices of silver and copper. The market prices for these metals are volatile and are affected by numerous factors beyond our control, including:

•	global or regional consumption patterns;

•	supply of, and demand for, silver and copper;

•	speculative activities and producer hedging activities;

•	expectations for inflation;

•	political and economic conditions; and

•	supply of, and demand for, consumables required for production.

The aggregate effect of these factors on metals prices is impossible for us to predict. Future weakness in the global economy and decreases in metals prices could adversely affect our ability to finance the exploration and development of the Company’s properties, which would have a material adverse effect on our financial condition and results of operations and cash flows. There can be no assurance that metals prices will not decline. During the five‑year period ended December 31, 2015, the high and low settlement prices for silver and copper were approximately $48.70 on April 28, 2011 and $13.71 on December 14, 2015 per ounce of silver and $4.62 on February 14, 2011 and $2.01 on November 23, 2015 per pound of copper.

We are subject to significant governmental regulations.

Our operations and exploration and development activities are subject to extensive federal, state, and local laws and regulations governing various matters, including:

•	environmental protection;

•	management and use of toxic substances and explosives;

•	management of natural resources;

•	exploration and development of mines, production and post‑closure reclamation;

•	taxation;

•	labor standards and occupational health and safety, including mine safety; and

•	historic and cultural preservation.

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

Although we have posted bonds with the State of Montana to cover expected future mine reclamation costs, there is no guarantee that the amount of these bonds will satisfy the environmental regulations and requirements in effect at the time of reclamation. Should government regulators determine that additional reclamation work is required, we may be required to ensure funding of this work by increasing bonding requirements, which could have a material adverse effect on our financial position.

The title to some of our properties may be uncertain or defective.

Although the Montanore deposit is held by patented mining claims, a significant portion of our United States mineral and surface use rights consist of “unpatented” mining and millsite claims created and maintained in accordance with the U.S. General Mining Law of 1872, or the General Mining Law. Unpatented mining and millsite claims are unique U.S. property interests, and are generally considered to be subject to greater title risk than other real property interests because the validity of unpatented mining and millsite claims is often uncertain. This uncertainty arises, in part, out of the complex federal and state laws and regulations that supplement the General Mining Law. Also, unpatented mining and millsite claims and related rights, including rights to use the surface, are subject to possible challenges by third parties or contests by the federal government. The validity of an unpatented mining or millsite claim, in terms of both its location and its maintenance, is dependent on strict compliance with a complex body of federal and state statutory and decisional law. In addition, there are few public records that definitively control the issues of validity and ownership of unpatented mining and millsite claims. We have not filed a patent application for any of our unpatented mining and millsite claims that are located on federal public lands in the United States and, under current law and possible future legislation to change the General Mining Law, patents may not be available. The Company has obtained a title opinion on some of the patented mining claims covering the Montanore deposit, but not on all of its patented mining claims. The Company has not obtained title opinions on any of its unpatented mining or millsite claims.

Our ability to conduct exploration, development, mining and related activities may also be impacted by administrative actions taken by federal agencies. With respect to unpatented millsites, for example, the ability to use millsites and their validity has been subject to greater uncertainty since 1997. In November of 1997, the Secretary of the Interior (appointed by President Clinton) approved a Solicitor’s Opinion which concluded that the General Mining Law imposed a limitation that only a single five‑acre millsite may be claimed or used in connection with each associated and valid unpatented or patented lode mining claim. Subsequently, however, on October 7, 2003, the new Secretary of the Interior (appointed by President Bush) approved an Opinion by the Deputy Solicitor which concluded that the mining laws do not impose a limitation that only a single five‑acre millsite may be claimed in connection with each associated unpatented or patented lode mining claim. Current federal regulations do not include the millsite limitation. There can be no assurance, however, that the Department of the Interior will not seek to re‑impose the millsite limitation at some point in the future.

In addition, in 2009, a consortium of environmental groups filed a lawsuit in the U.S. District Court for the District of Columbia against the Department of the Interior, the Department of Agriculture, the Bureau of Land Management, or BLM, and the USFS, asking the court to order the BLM and USFS to adopt the five‑acre millsite limitation. That lawsuit also asks the court to order the BLM and the USFS to require mining claimants to pay fair market value for their use of the surface of federal lands where those claimants have not demonstrated the validity of their unpatented mining claims and millsites. If the plaintiffs in that lawsuit prevailed, that could have an adverse impact on our ability to use our unpatented millsites for facilities ancillary to our mining activities, and could significantly increase the cost of using federal lands at the Montanore Project for such ancillary facilities.

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

While we do not believe that title to any of our properties is defective, title to mining properties is subject to potential claims by third parties claiming an interest in them. For example, in September 2007, we filed a declaratory judgment action, Mines Management, Inc., Newhi, Inc. and Montanore Minerals Corp. v. Tracie Fus et al., Cause No. DV 07-248 in Montana Nineteenth Judicial District Court, Lincoln County. In this action we sought a Court judgment against certain of the defendants that the unpatented mining claims of such defendants allegedly located above portions of our adit and overlapping certain of our patented and unpatented mining claims, mill sites and tunnel sites are invalid. The defendants then asserted trespass claims against us relating to our use of certain of our mining claims, millsites and the adit. The parties participated in a mediation in 2009 which resulted in a settlement with seven of the ten defendants. In mid-March 2013 the Court issued an order (i) enforcing the settlement with seven of the ten defendants, (ii) enjoining us from trespassing on certain mining claims owned by one of the defendants, and (iii) finding that the mining claim of another defendant is valid and superior to certain of our claims. The claims with respect to which we were enjoined from trespass do not overlap the adit. The mining claim that the Court determined was valid and superior to certain of our claims overlaps portions of the adit and portions of certain of our patented claims and unpatented mill sites and tunnel sites. We do not believe that this order affects our ability to use the adit or to conduct exploration and development operations as currently planned. See further details regarding this action under “Item 3—Legal Proceedings”.

We are obligated by a right of first refusal agreement relating to our future silver production that may affect the willingness of third parties to enter into silver purchase agreements with us.

In November 2007, we entered into a Right of First Refusal agreement with a significant stockholder that granted to that stockholder a 20-year right of first proposal and a right to match third-party proposals to purchase a silver stream, i.e. all or any portion of silver mined, produced or recovered by us in the State of Montana. The right does not apply to trade sales and spot sales in the ordinary course of business or forward sales. The existence of this agreement may make other potential buyers of a silver stream less likely to negotiate with us since any proposal for a silver stream would be subject to this right of first refusal.

The market price of our common stock is subject to volatility and could decline significantly.

Our common stock is listed on the NYSE MKT LLC (“NYSE MKT”) and the Toronto Stock Exchange, or TSX. Securities of small‑cap companies such as ours have experienced substantial volatility in the past, often based on factors unrelated to the financial performance or prospects of the companies involved. These factors include macroeconomic developments in North America and globally and market perceptions of the attractiveness of particular industries. This volatility has been exacerbated in recent years because of global economic and political disruptions and natural disasters. Our share price is also likely to be significantly affected by short‑term changes in silver and copper prices or in our liquidity, financial condition or results of operations as reflected in our quarterly earnings reports. Over the last three years, the closing price of our common shares as reported on the NYSE MKT has fluctuated from a low of $0.15 per share to a high of $1.73 per share. Other factors unrelated to our performance that could have an effect on the price of our common stock include the following:

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

As a result of any of these factors, the market price of our common stock at any given point in time might not accurately reflect our long‑term value. Securities class action litigation often has been brought against companies following periods of volatility in the market price of their securities. We could in the future be the target of similar litigation. Securities litigation could result in substantial costs and damages and divert management’s attention and resources.

If we fail to, or cannot, comply with the NYSE MKT continued listing requirements, our common stock could be delisted from the NYSE MKT equities market.  Delisting could negatively affect our stock price and investors’ ability to make transactions in our securities.

On July 1, 2015, the Company received a letter from NYSE MKT LLC (“NYSE MKT” or the “Exchange”) stating that the Company was not in compliance with the continued listing standards as set forth in Section 1003(a)(i-iv) of the NYSE MKT Company Guide (the “Company Guide”). In order to maintain its listing, the Company submitted a plan on August 3, 2015, in accordance with the Exchange’s requirement, which addressed how it intended to regain compliance with the financial impairment standards set forth in Section 1003(a)(iv) of the Company Guide by December 31, 2015 and the equity standards set forth in Section 1003(a)(i)-(iii) of the Company Guide by December 31, 2016.  During September 2015, the NYSE MKT accepted the Company’s compliance plan and granted the Company until September 30, 2015 to regain compliance with the financial impairment standards.  On October 21, 2015, the NYSE MKT notified the Company that the Company had made a reasonable demonstration of its ability to regain compliance with financial impairment standards by the end of the revised plan period of December 31, 2015. In January 2016, the NYSE MKT granted the Company a further extension to regain compliance with financial impairment standards to March 31, 2016.  It is uncertain that the Company will be able to obtain sufficient external financing to continue its business and operations for more than a few months, which would be unlikely to satisfy the NYSE MKT financial impairment listing requirements.

There can be no assurance that our common stock will remain listed on the NYSE MKT.  If we are delisted from the NYSE MKT, we anticipate that our common stock will trade over the counter. If our common stock is delisted from the NYSE MKT, our stockholders may face material adverse consequences, including, but not limited to, a decrease in the price of our common stock and reduced liquidity in the trading market for our common stock. Some shareholders may sell their shares, and our ability to issue additional securities or obtain additional financing in the future may be negatively affected.  We would no longer be able to use a short form Form S-3 registration statement (i) for a primary offering, if our public float is not at least $75.0 million as of a date within 60 days prior to the date of filing the Form S-3, or a re-evaluation date, whichever is later, and (ii) to register the resale of our securities by persons other than us.  If we were unable to utilize a Form S-3 registration statement for primary and secondary offerings of our common stock, we would be required to file a Form S-1 registration statement, which due to regulatory review periods could delay our ability to raise funds in the future, may limit the type of offerings of common stock we could undertake, and could increase the expenses of any offering.

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

As of December 31, 2015, there were (i) 29,814,040 shares of common stock outstanding; (ii) 3,526 shares of Series B 6% Convertible Preferred Stock outstanding that were immediately convertible into 4,482,584 shares of common stock at a conversion price of $0.7866 per share, and (iii) warrants outstanding to purchase 2,542,588 shares of common stock at an exercise price of $1.0816 per share. As of that date, there were options outstanding to purchase up to 5,107,000 shares of common stock at a weighted average exercise price of $0.57 per share. As of December 31, 2015, there were 736,000 additional shares of common stock (494,000 in the 2007 Equity Incentive Plan, and 242,000 in the 2012 Equity Incentive Plan) available for issuance under our stock option plans. If we issue additional options or warrants, or if currently outstanding options to purchase our common stock are exercised, the investments of our shareholders would be further diluted. In addition, the potential for exercise of a significant number of options can have a depressive effect on the market price for our common stock.

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

Anti‑takeover provisions in our articles of incorporation, our bylaws and under Idaho law may enable our incumbent management to retain control of us and discourage or prevent a change of control that may be beneficial to our shareholders.

Certain provisions of the Company’s articles of incorporation and bylaws and of Idaho law could discourage, delay or prevent a merger, acquisition, or other change of control that shareholders may consider favorable, including transactions in which shareholders might otherwise receive a premium for their shares of common stock in the Company. Specifically, the Company’s articles of incorporation divide the board of directors into three classes having staggered terms of office. This may prevent or frustrate attempts by our shareholders to replace or remove management. The Company has also implemented a shareholders rights plan which would substantially reduce or eliminate the expected economic benefit to an acquirer from acquiring us in a manner or on terms not approved by our board of directors. In addition, our board of directors is able to issue a new series of preferred stock from time to time without stockholder approval that could affect the voting power of our common stock and have dividend and liquidation preferences that could negatively affect the value of our common stock. These and other impediments to a third party acquisition or change of control could limit the price investors are willing to pay in the future for shares of our common stock. Our board of directors has also approved employment agreements with certain of our executive officers that include change of control provisions that provide severance benefits in the event that their employment terminates involuntarily without cause or for good reason within twelve months after a change of control of the Company. These agreements could affect the consummation of and the terms of a third party acquisition. We are also subject to provisions of Idaho law that could have the effect of delaying, deferring or preventing a change in control of the Company. One of these provisions prevents us from engaging in a business combination with any interested shareholder for a period of three years from the date the person becomes an interested shareholder, unless specified conditions are satisfied.

There are differences in U.S. and Canadian requirements for reporting of resources and mineralization, and we utilized the Canadian mining industry reporting standards for reporting of resources in our recent Preliminary Economic Assessment, or PEA. Some information required by Canadian reporting is not permitted under SEC guidelines.

The mineralized material figures presented in this Annual Report on Form 10‑K are based upon estimates made by independent geologists. U.S. reporting requirements for disclosure of mineral properties are governed by SEC Industry Guide 7. Although we are a U.S. company traded on the NYSE MKT, we also report in Canada estimates of resources that are prepared in accordance with Canadian standards because we are also traded on the TSX and are thus subject to Canadian reporting requirements. These resource estimates were prepared in accordance with standards of the Canadian Institute of Mining, Metallurgy and Petroleum referred to in Canadian National Instrument 43‑101, commonly known as NI 43‑101. In early 2011, we completed a Preliminary Economic Assessment, or PEA, that was prepared in accordance with NI 43‑101 reporting standards. The reporting standards required by NI 43‑101 are different from the standards permitted to report reserve and resource estimates in reports and other materials filed with the SEC. Accordingly, information concerning descriptions of mineralized material contained in our public filings with the SEC may not be comparable to information, including the PEA, that we file with Canadian securities authorities.

Under NI 43‑101, we report in Canada measured, indicated and inferred resources, measurements which are not permitted in filings made with the SEC by issuers incorporated in the United States. Under SEC rules, mineralization may not be classified as a “reserve” unless the determination has been made that the mineralization could be economically and legally produced or extracted at the time the reserve determination is made. U.S. investors are cautioned not to assume that all or any part of measured or indicated resources will ever be converted into reserves. Further, “inferred resources” have a great amount of uncertainty as to their existence and as to whether they can be mined legally or economically. In accordance with Canadian rules, estimates of inferred mineral resources cannot form the basis of a feasibility study or other economic evaluations, but they were considered in the PEA. Accordingly, U.S. investors should not place undue reliance on the PEA, and should not assume that all or any part of measured mineral resources, indicated mineral resources, or inferred mineral resource will ever be upgraded to a higher category.

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

The Company’s ownership of the Montanore deposit stems primarily from its ownership of two patented mining claims, identified as HR 133 and HR 134, which cover the surface outcrop or “apex” of the gently dipping mineralized beds. According to U.S. mining law, the holders of claims covering the apex of a dipping, tabular deposit own the minerals to depth, even if the deposit passes from beneath the apex claim. For the Company’s claims at Montanore, these “extralateral rights” have been confirmed by the U.S. Secretaries of Agriculture and Interior and upheld in U.S. District Court. In addition to the patented apex claims, the Company owns unpatented claims located along the fault which bounds the southwestern margin of the deposit and extends outside of the western border of the Cabinet Wilderness Area.

The Company’s property holdings for operational access and infrastructure support for the Montanore Project are located to the east of the deposit, south of the town of Libby, and are accessed from Libby by about 16 miles of secondary road up Libby Creek. The apex of the deposit can be reached from Noxon, the nearest town, by taking State Highway 200 about 2 miles to the east and then north about 5 miles on a secondary graveled road to the junction of the west and east forks of Rock Creek. From this point it is about a 4 mile hike up a Jeep trail behind a locked USFS gate to the deposit outcrop. The deposit outcrops near the border of and, other than the outcrop that occurs on the patented claims HR 133 and HR 134, lies entirely within the Cabinet Wilderness Area. Because any future mining of the deposit would take place underground and the Company has access to the deposit from outside the Cabinet Wilderness Area (our patented mining claims and certain other mineral rights predate the wilderness area designation), we do not believe that any future mining or associated surface activity would have a material impact on the wilderness area.

On May 31, 2006, the Company acquired the State Hard Rock Operating Permit 150 that covers certain exploration activities and the Montana Pollution Discharge Elimination System (“MPDES”) water discharge permit for the Montanore Project as well as title to properties providing access to the portal of the Libby adit. The 14,000 foot Libby adit was constructed in the early 1990s by previous operators. The adit stops approximately 3,000 feet short of the deposit. The Libby adit, when extended, will provide access to the Montanore deposit for a planned underground exploration and delineation drilling program. Prior to our activity in 2006, there were no plant, equipment, or subsurface improvements other than the Libby adit, which was plugged and in reclamation. During the third quarter of 2006, the Company reopened the adit and completed initial water testing to determine the treatment method for water discharged from the adit.

Non‑Reserves—Mineralized Material

Non‑Reserves Reported in the United States.  The estimate of mineralized material set forth below was prepared by Mine Development Associates, or MDA, of Reno, Nevada in October 2005. The estimate was prepared in accordance with SEC Industry Guide 7.

Mineralized Material Estimate in accordance with U.S. SEC Industry Guide 7

		Silver Grade	Copper	Cutoff Grade
	Tons	(Ounces per ton)	Grade	(Silver ounces per ton)
Mineralized Material	81,506,000	2.04	0.75%	1.0

“Mineralized material” as used in this Annual Report on Form 10‑K, although permissible under SEC’s Industry Guide 7, does not indicate “reserves” by SEC standards. We cannot be certain that any part of the mineralized material at Montanore will ever be confirmed or converted into SEC Industry Guide 7 compliant “reserves.” Investors are cautioned not to assume that all or any part of the mineralized material will ever be confirmed or converted into reserves or that mineralized material can be economically or legally extracted.

Geology

The Montanore Project contains a strata‑bound silver‑copper deposit occurring in the Revett Formation, which is part of an extensive series of Precambrian‑aged metasedimentary rocks belonging to the Belt Supergroup. The Revett Formation has been subdivided into three members (upper, middle and lower) based on the contained amounts of quartzite, silty quartzite and siltite. The lower Revett, which hosts the mineralized horizons, is composed primarily of quartzite with lesser interbeds of siltite and silty quartzite.

The silver‑copper mineralization at Montanore is strata‑bound in the upper portions of the lower Revett Formation. Copper and silver values are carried predominately in the minerals bornite, chalcocite, chalcopyrite and native silver in variable proportions and concentrations. Sulfide content of the mineralized rock rarely exceeds 3% to 4% and is commonly 1% to 2%.

The mineralized zone crops out at the surface and extends down dip at least 12,000 feet to the north‑northwest. The mineralization is open ended in the down dip direction. Mineralization occurs in at least two sub‑parallel horizons separated by a silver‑ and copper‑deficient zone containing low‑grade lead in the form of galena. The two horizons are identified as the B1 for the upper zone and the B for the lower and more extensive zone. Both zones dip to the northwest between 15 degrees and 30 degrees, with an average of just over 15 degrees. The width of the main (B) horizon, in plane view, is defined by a fault on one side and a fold axis on the other, and varies from 804 feet to 3,540 feet. The property boundaries, however, limit the controlled portion of the deposit to a maximum of 2,000 feet. The average thickness for each of the two horizons is 35 feet, depending upon cutoff.

History and Development

The Montanore Project was owned by Noranda Minerals Corporation between 1988 and 2002. During that time, the project received a Record of Decision (“ROD”) approving a plan of operations from the USFS and the State of Montana, as well as all other permits required for the project, allowing Noranda to proceed with full operations, but the project was never put into operation. From 1988 to 2002, the Company held royalty rights to a portion of the deposit. In 2002, Noranda announced that it was withdrawing from the project, and subsequently transferred to us by quitclaim deed the patented and unpatented mining claims that control the mineral rights, and all drill core and intellectual property, including geologic, environmental and engineering studies, relating to the Montanore Project.

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

In January 2007, we established a $1.124 million stand‑by letter of credit to satisfy reclamation bonding requirements related to our planned exploration at the Libby adit. In 2007, we completed the construction of site infrastructure to support our planned underground evaluation program at the Montanore Project including a $1.5 million water treatment plant to process all water pumped out of the adit and a dry storage structure for inventory. We also acquired an initial fleet of surface and underground heavy equipment.

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

Stage 1—Dewatering and Adit Rehabilitation

The construction of water pumping and treatment facilities and the addition of generators to provide power for the underground exploration program are described above. In addition, we have worked to rehabilitate the adit which involves, among other things, sealing the walls, installing new roof bolts and extending power, ventilation and dewatering infrastructure in the adit. To date, infrastructure placed in the decline includes a refuge chamber, mine power center and temporary pump station, along with the previously installed sumps and pumping system at the 700 foot location. As previously noted, the adit is now on care and maintenance until the environmental review process is complete. We are prohibited from doing further work in the adit until the USFS approves an operating plan for Montanore. Total costs for Stage 1 activities are projected at approximately $7.3 million, of which approximately $6.8 million had been spent by December 31, 2015.

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

Permitting and Environmental

Approval by regulatory agencies is required before the Montanore Project can proceed with exploration and project development. The agencies that are involved with the major permits include the USFS, MDEQ, U.S. Army Corps of Engineers (“USACE”), and the USFWS. There are other permits required which will involve other agencies.

Final Environmental Impact Statement and Record of Decision

In December of 2015, the USFS and MDEQ issued a Joint Final Environmental Impact Statement that assesses the environmental impacts of the Montanore Project to endangered species, wetlands and water quality. After more than ten years of data collection, analyses, and public involvement, the completed Final Environmental Impact Statement (“FEIS”) describes the modifications to the proposed project that the agencies consider appropriate to minimize environmental impact utilizing mitigation measures and monitoring requirements.  The USFS filed a Notice of Availability in the Federal Register on December 18, 2015 announcing the completion and availability of the FEIS.  USFS regulations required a thirty day review period before issuing a ROD.  The USFS and MDEQ both issued their RODs on February 12, 2016 providing approval for development of the Montanore Project contingent upon meeting subsequent analysis, permitting milestones, and environmental mitigation requirements.

Biological Opinion

As part of the permitting process, the USFS is required to prepare a biological assessment (“BA”) for both terrestrial and aquatic life. The USFWS reviews these reports in connection with its biological opinion addressing the impact of the Project on threatened and endangered species, including grizzly bear and bull trout. The issuance of a biological opinion was required prior to the completion of the FEIS and issuance of a ROD.  On March 31, 2014, the USFWS issued the final biological opinion concluding that the project, as mitigated, will not adversely impact endangered species. With this determination, the USFS met the requirements of the Endangered Species Act necessary to advance the Montanore Project.

The FEIS issued in December of 2015 resulted in slight changes to the project’s mitigation measures to reduce impacts to grizzly bear and bull trout.  The USFWS concurred with these changes prior to the issuance of the USFS ROD.

Section 404 Permit

The USACE has authority over jurisdictional waters of the U.S. and as part of the development of the FEIS, the USACE must complete an analysis of potential project discharges of dredged or fill material into water of the United

States, including wetlands. These discharges are regulated by Section 404 of the Clean Water Act which requires a permit before dredged or fill material may be discharged that is required for construction of the tailings facility. In 2012, the USACE completed a jurisdictional determination on the proposed tailings impoundment site. This process required extensive aquatic habitat data. The Company completed a compensatory mitigation plan for aquatic resources affected by the proposed tailings impoundment which was accepted by the USACE as complete during 2014. It is anticipated the USACE will make a permit decision during 2016.

The State of Montana must certify the USACE Section 404 authorization through the 401 certification process before the USACE can issue a permit. The State has been involved throughout the 404 review process and continued to work with the USACE during 2015. The Company expects that the 404 permit will be issued subsequent to the issuance of the ROD in 2016.

Hardrock Operating Permit

The Company currently holds Permit 150 (Hardrock Operating Permit) which has remained active since its issuance in 1993.  Permit 150 was amended with the issuance of the ROD on February 12, 2016, authorizing the Company to conduct exploration activities.

MPDES Permit

The Company currently holds Montana Pollutant Discharge Elimination System (“MPDES”) Permit #0030279 that authorizes wastewater discharge from the project.  The project is currently operating under an administratively extended permit which is valid until the FEIS, ROD, and an amended MPDES Permit is issued for the project.  A draft MPDES permit amendment was issued and public notice filed announcing a public review process during 2015.  The agency assessed the comments received during the public review process and analyzed any changes necessary to the draft permit.  The Company anticipates the MPDES permit amendment to be issued during the second quarter of 2016.

State Permits

Many of the state permits required by the project were initiated by the agencies during 2015.  Those permits under review will be issued subsequent to the issuance of the ROD in 2016.  The Company will be submitting applications for other permits after receiving the ROD to coincide with required project activities.

A transmission certificate was issued concurrently with the MDEQ ROD which authorizes the Company to construct a transmission line to supply power to the project.  The MDEQ also issued an air quality permit concurrent with the ROD which covers the evaluation, construction, and operational phases of the project.

The Montana Department of Natural Resources and Conservation (“DNRC”) is responsible for issuing water rights for the project during construction and operation. Reviews of water rights for the project were completed prior to 2015 but under state regulations, the water rights could not be issued until the USFS issued its ROD for the project. The Company anticipates the Montana DNRC will issue water rights during 2016.

Opposition

Private groups have been active in opposing permitting of projects in and near the Cabinet Wilderness Area, and have taken and may in the future take actions to oppose or delay the Montanore Project.  For example, Save Our Cabinets, Earthworks, and Defenders of Wildlife have filed a complaint in the United States District Court for the District of Montana against the USFWS challenging the issuance of the Montanore biological opinion.  In that complaint, the groups indicated their intention to include the USFS ROD when it was issued.

Engineering

In May 2006, McIntosh Engineering and Hatch Ltd. completed a Cost Update Study and generated a draft report for the Montanore Project. This report included engineering optimization, engineering review, cost updates, mine planning, and other aspects of the project. The report also provided additional optimization opportunities that will be evaluated as part of the on‑going internal engineering work currently underway.

As part of the mine planning effort, we assembled all of the geologic information developed by Noranda and another previous owner and incorporated the information into the Vulcan mine modeling package. This 3‑dimensional geologic model is a critical first step in further evaluating mine planning activities and projection of ore zones. This information was also used to develop the underground drilling targets for the evaluation drilling program.

Preliminary Economic Assessment

On December 22, 2010, we announced the completion of a Preliminary Economic Assessment (“PEA”) for the Montanore Project. The PEA was prepared to provide guidance on the potential viability of the Montanore Project and the basis for the continuation of exploration activities. Because of the uncertainties associated with any mineral deposit that, like the Montanore Project, does not have reserves, the PEA should not be relied on to value the Montanore Project, nor should it be considered to be a feasibility or pre‑feasibility study.

The PEA did not update the mineral resource analysis of the Montanore deposit completed in October 2005 by Mine Development Associates (“MDA Report”). Mineralized material, as set forth in the MDA Report, is 81.5 million short tons of material grading 2.04 ounces per short ton silver and 0.75% copper with a cutoff grade of 1.0 ounces per short ton silver.

The PEA assumed pricing of the estimated Montanore resources based on a three year trailing average at August 16, 2010 (i.e. $3.10 per pound for copper and $15.00 per ounce for silver) and developed cost estimates for development of the Montanore Project. Initial capital costs for the project were estimated to be $552.3 million (with a ± 35% accuracy). The PEA assumed that the project would utilize conventional grinding and flotation processing techniques at an initial processing rate of 12,500 short tons per day.

The PEA concluded that the Montanore Project demonstrates favorable economic potential which justifies commencement of a resource evaluation program and subsequent pre‑feasibility study.

On February 3, 2011, the PEA was filed in Canada in accordance with Canadian National Instrument 43‑101—Standards of Disclosure for Mineral Projects. The technical report summarizing the results of the PEA was prepared by or under the supervision of Mr. Chris Kaye and Mr. Geoffrey Challiner of Mine and Quarry Engineering Services, Inc. of San Mateo, California, each of whom is an independent “Qualified Person,” as such term is defined in Canadian National Instrument 43‑101. The PEA filed in Canada is not part of this Annual Report on Form 10‑K.

Description of Royalties on our Patented Mining Claims

Under the HR 133 and HR 134 patented mining claims, which cover the Montanore deposit, we are required to pay a production payment royalty of twenty cents ($.20) per ton of ore extracted and milled therefrom, pursuant to (i) that Amendment to Purchase and Sale Agreement dated September 6, 1988, between Atlantic Goldfields Inc. and Montana Reserves Company, and (ii) that Amendment to Purchase and Sale Agreement dated September 6, 1988, between Jascan Resources Inc. and Montana Reserves Company, a former joint venture partner with Noranda. The royalty is payable with respect to the amount of resources included in an independent feasibility study prepared for project financing purposes, is payable at six month intervals following the commencement of commercial production as defined in the referenced agreements, and terminates when the reserve as defined in the feasibility study has been mined and milled.

Other Properties

The Company also owns certain patented and unpatented mining claims on zinc properties in northern Washington State, referred to as the Iroquois and Advance properties. No mining activities have been conducted on these properties since the 1960s.

ITEM 3.  LEGAL PROCEEDINGS.

In September 2007, we filed a declaratory judgment action, Mines Management, Inc., Newhi, Inc. and Montanore Minerals Corp. v. Tracie Fus et al., Cause No. DV 07‑248 in Montana Nineteenth Judicial District Court,

Lincoln County. In this action we sought a Court judgment against certain of the defendants that the unpatented mining claims of such defendants, allegedly located above portions of our Libby adit and overlapping certain of our patented and unpatented mining claims, mill sites and tunnel sites are invalid. The defendants subsequently asserted trespass claims against us relating to our use of certain of our mining claims, mill sites and the adit. The parties participated in a mediation in 2009 which resulted in a settlement with seven of the ten defendants. On March 21, 2013, the Court issued an order (i) enforcing the settlement with seven of the ten defendants, (ii) enjoining us from trespassing on certain mining claims owned by one of the defendants, and (iii) finding that the mining claim of another defendant is valid and superior to certain of our claims. The claims with respect to which we were enjoined from trespass do not overlap the adit. The mining claim that the Court determined was valid and superior to certain of our claims overlaps portions of the adit and portions of certain of our patented claims and unpatented mill sites and tunnel sites. We do not believe that this order affects our ability to use the adit or to conduct exploration and development operations as currently planned once we have obtained the required permits.

The Company appealed to the Montana Supreme Court, Case No. DA 13‑0240, certain portions of the order. The Supreme Court ruled in favor of the Company remanding the case to the District Court with instructions to vacate the injunction and to conduct further proceedings. In January 2014, the Supreme Court reversed the District Court on the basis of lack of findings, existence of an issue of fact, lack of evidence regarding trespass and misplaced reliance on evidence that the District Court relied upon with respect to claim validity. In December 2015, the District Court set the case for trial in April 2016.  The District Court subsequently vacated and has not reset the trial date.

On June 28, 2013 the Company filed a condemnation action, Montanore Minerals Corp. v. Easements and Rights of Way under through and across those certain unpatented lode mining claims et al., Cause No. CV‑00133‑DLC, in the United States District Court for the District of Montana, Missoula Division. In this action we sought to acquire easements and rights of way for the Montanore Project including for use of the adit and the construction and use of another underground tunnel and related equipment that are contemplated by the draft environment impact statement for the Montanore Project and other draft permits. The defendants include the defendant in the case referenced in the preceding paragraphs whose claim was determined to be valid and overlaps the existing adit. We filed a motion for a preliminary condemnation order and injunction to obtain immediate access to the easements and rights‑of‑way and a motion to have the court declare the subject mining claims void for failure to comply with an essential federal filing requirement. The primary defendant filed a motion requesting the court to dismiss without prejudice or stay the condemnation proceeding on abstention grounds and a motion to dismiss one of the two condemnation counts.

On April 29, 2014, the U.S. District Court in Missoula granted the Company’s motion for a preliminary condemnation order, which affirms the Company’s right of access through the Libby adit, and its right to construct another tunnel that is planned in connection with the potential construction of a mine. In addition, the U.S. District Court granted the Company’s motion for a preliminary injunction for immediate right of possession, thereby preserving the Company’s ongoing access through the adit. Our motion to declare the subject mining claims void was denied on abstention grounds. The primary defendant’s motions to dismiss without prejudice or stay the condemnation proceeding on abstention grounds were denied. The primary defendant’s motion to dismiss one of the condemnation counts was denied as moot. The court decisions referenced in this paragraph are subject to appeal. The hearing on the compensation phase of the condemnation case was held in April 2015.  In their report issued in May 2015, the Commissioners appointed by the court to determine the just compensation for the taking resulting from the court’s preliminary condemnation order concluded that the amount of just compensation to the defendants is $0. On August 7, 2015, the U.S. District Court issued its final ruling affirming the Commission’s decision.  The defendants have appealed this ruling.

In July 2014, Frank R. Wall filed a complaint in the Montana Nineteenth Judicial District Court, Lincoln County, Montana, Frank R. Wall vs. Patent Lode Mining claims HR 133 AND HR 134, et al., , Case No. DV-14-140, arising out of the facts related to the litigation described above and claiming monetary damages, declaratory judgments and other relief. The complaint names the Company and its subsidiaries Newhi, Inc. and Montanore Minerals Corporation as defendants. The Company believes the allegations of the complaint are without merit.

In January 2016, Frank R. Wall filed a complaint in the United States Federal District Court for the District of Idaho, Frank Reginald Wall v. United States Department of Agriculture, et al., Cause No. CV-16-0043-BLW, claiming a violation of his constitutional rights and requesting an injunction against the USFS record of decision for the issuance of permits to the Company for operations at the Montanore Project.  The Company is named as one of the defendants.  The Company believes the allegations of the complaint are without merit.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock commenced trading on the AMEX MKT LLC (NYSE MKT”) under the symbol, “MGN,” on March 24, 2004. On January 10, 2006, the Company’s common stock began trading on the Toronto Stock Exchange (TSX) under the symbol “MGT.”

The following table shows the high and low closing sales prices for our common stock for each quarter since January 1, 2014. The quotations reflect inter‑dealer prices, without retail mark‑up, mark‑down or commission and may not represent actual transactions. On March 24, 2016, the closing price of the Company’s common stock was $0.49 on the NYSE MKT and CDN $0.61 on the TSX.

			Toronto
			Stock
	NYSE MKT		Exchange
Fiscal Year	High	Low	High	Low
	($)		(CDN$)
2016:
First Quarter (through March 24, 2016)	0.59	0.27	0.86	0.42
2015:
Fourth Quarter	0.383	0.15	0.49	0.20
Third Quarter	0.53	0.256	0.70	0.34
Second Quarter	0.70	0.467	0.85	0.50
First Quarter	0.58	0.43	0.70	0.50
2014:
Fourth Quarter	0.64	0.47	0.71	0.51
Third Quarter	1.10	0.61	1.16	0.68
Second Quarter	1.36	0.82	1.46	0.88
First Quarter	1.73	0.60	1.89	0.66

As of March 23, 2016 there were 501 shareholders of record of our common stock and approximately 5,085 shareholders whose shares are held through banks, brokerage firms or other institutions.

The Company has never paid a dividend on common stock and anticipates that future earnings, if any, will be retained to finance growth and development of our business.

Unregistered Sales of Equity Securities

Not applicable.

Securities Authorized for Issuance Under Equity Compensation Plans

The following information is provided as of December 31, 2015:

	Number of securities	Weighted‑average	Number of securities remaining
	to be issued upon	exercise price of	available for future issuance
	exercise of	outstanding	under equity compensation
	outstanding options,	options, warrants	plans (excluding securities
	warrants and rights	and rights	reflected in column(a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by shareholders	5,107,000	$0.57	736,000
Equity compensation plans not approved by shareholders	—	—	—
Total	5,107,000	$0.57	736,000

ITEM 6.  SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis is provided as a supplement to, and should be read in conjunction with, our financial statements, the accompanying notes (“Notes”) and other information appearing in this Annual Report on Form 10‑K. As used in this Annual Report on form 10‑K, unless the context otherwise indicates, references to the “Company,” “we,” “our,” “ours,” and “us” refer to Mines Management, Inc. and its subsidiaries collectively.

Overview

•

The Company’s cash reserves as of December 31, 2015, are estimated to be sufficient to continue operations through the end of the first quarter of 2016.  The Company is seeking financing and may consider a joint venture of the Montanore Project or other strategic alternatives. If the Company were to issue equity at the current stock price, the conversion price of the existing Series B 6% convertible preferred stock (the “preferred stock”), would be adjusted from the current $0.7866 per share downward to equal the issuance price, resulting in an increase in the number of shares of common stock issuable on conversion of the preferred stock.  There can be no assurance that the Company will be successful in obtaining financing or entering into another type of transaction that will permit it to continue its business, or that the terms of any such financing or transaction would not make future financings or transactions more difficult or otherwise limit the Company’s flexibility or opportunities in the future.  Although third parties have expressed interest in various transactions regarding the Company or the Montanore Project, and the Company has solicited indications of interest from third parties, to date the Board has not considered the terms of the proposals received to be in the best interests of the Company or its stockholders.

•

On July 1, 2015, the Company received a letter from NYSE MKT LLC (“NYSE MKT” or the “Exchange”) stating that it is not in compliance with the continued listing standards as set forth in Section 1003(a)(i-iv) of the NYSE MKT Company Guide (the “Company Guide”). In order to maintain its listing, the Company submitted a plan on August 3, 2015, in accordance with the Exchange’s requirement, which addressed how it intended to regain compliance with the financial impairment standards set forth in Section 1003(a)(iv) of the Company Guide by December 31, 2015 and the equity standards set forth in Section 1003(a)(i)-(iii) of the Company Guide by December 31, 2016.  During September 2015, the NYSE MKT accepted the Company’s compliance plan and granted the Company until September 30, 2015 to regain compliance with the financial impairment standards.  On October 21, 2015, the NYSE MKT notified the Company that the Company had made a reasonable demonstration of its ability to regain compliance with financial impairment standards by the end of the revised plan period of December 31, 2015.  In January 2016, the NYSE MKT granted the Company a further extension to regain compliance with financial impairment standards to March 31, 2016.

•

In May 2015, the Commissioners appointed by the U.S. District Court for the District of Montana, Missoula Division to determine just compensation for the Company’s easements across certain unpatented non- mineralized claims in the area of the Montanore Project following the conclusion of the trial in April 2015, reported that claim-holders have lost no value and are due no compensation from the Company.  On August 7, 2015, the U.S. District Court issued its final ruling affirming the Commissioners’ report.  See Part II, Item 1, Legal Proceedings for further details.

•

The Company raised $1,850,000 during the fourth quarter of 2015 through the sale of equipment previously utilized for construction of infrastructure at the Montanore Project.  The funds received from the sale were utilized for general working capital and advancement of the permitting for the Montanore Project.

•

The U.S. Forest Service (“USFS”) and the Montana Department of Environmental Quality (“MDEQ”) provided legal notice to the public on April 1, 2015, announcing the availability of the Preliminary Final Environmental Impact Statement (“FEIS”) and Draft Record of Decision (“ROD”).  Following the public objection process completed during the second quarter of 2015, the USFS and MDEQ integrated clarifying comments into the FEIS and issued a Joint FIES on December 15, 2015.

•

The USFS and MDEQ both issued RODs on February 12, 2016 providing approval for development of the Montanore Project contingent upon meeting subsequent analysis, permitting milestones, and environmental mitigation requirements.

Financial and Operating Results

We reported a net loss for the year ended December 31, 2015 of $2.8 million or $0.10 per share compared to a loss of $6.5 million or $0.22 per share for the year ended December 31, 2014. The following table summarizes expenses and other income by category and year:

	2015	2014
	(millions)
Montanore Project Expense	$1.7	$2.2
Administrative Expense	$2.6	$3.3
Depreciation	$0.1	$0.8
Non Cash Stock Based Compensation Expense	$0.2	$0.3
Other Income	$(1.8)	$(0.1)

Montanore Project Expense includes fees, filing, licenses, and technical services, including environmental, engineering and permitting expense. Montanore Project Expense decreased by $0.5 million during 2015 compared to 2014 primarily because of the reduction in fees paid to the contractor working on obtaining and maintaining project approvals and permits as well as a reduction in the baseline studies associated with the Environmental Impact Study.

Administrative Expense, which includes general overhead and office expense, legal, accounting, compensation, rent, taxes, and investor relations expense, decreased by $0.7 million during 2015 compared to 2014. The following factors included within administrative expenses are responsible for the change: (i) a decrease in payroll expenditures of $0.2 million as a result of having fewer employees during 2015 and not paying employee bonuses, (ii) a decrease of $0.1 million in fees paid to members of our Board of Directors during 2015, (iii) a decrease of $0.2 million due to the lack of costs in  2015 associated with the special proxy and shareholders’ meeting held during 2014 to approve the financing completed by the Company in 2014, and (iv) a decrease of $0.2 million in legal, accounting, and consulting fees primarily associated with a litigation matter as described in Item 3, Legal Proceedings.

Depreciation decreased by $0.7 million during 2015 as a result of equipment reaching the end of its depreciable life and limited acquisitions of property and equipment during the past few years.

Non-Cash Stock Based Compensation Expense (which is included in general and administrative and technical services expenses in our statement of operations) decreased by $0.1 million during 2015 because the number of options granted and the fair value of options granted during 2015 was less than those granted during 2014.

Other Income of $1.8 million in 2015 consisted of proceeds from the sale of idle equipment previously utilized for construction of infrastructure at the Montanore Project.  During 2014, other income of $0.1 million consisted of a gain from the sale of the Company’s interest in an oil and gas lease during the year.

Liquidity and Capital Resources

As of December 31, 2015, our aggregate cash, short term investments, and long term investments totaled $1.2 million compared to $3.9 million at December 31, 2014. The net cash used in operating activities during 2015 was $4.3 million compared with $5.6 million utilized in operating activities in 2014. Operating activities for both years consisted primarily of permitting, environmental and engineering expenses for the Montanore Project, general and administrative expenses, legal, accounting, and consulting expenses. Net cash flows utilized by financing activities consisted of $0.2 million paid in cumulative preferred stock dividends during 2015 compared to an insignificant amount paid during 2014.  Net cash flows provided by financing activities included proceeds of $3.5 million from the sale of preferred stock and $0.2 million in proceeds from stock options exercised during 2014 compared to $0 in 2015.  Net cash provided by investing activities during 2015 was primarily proceeds from the sale of equipment in the amount of $1.8 million. Net cash provided by investing activities during 2014 was primarily from certificates of deposit reaching maturity in the amount of $1.6 million. The net decrease in cash and cash equivalents for the year ending December 31, 2015 was $2.7 million.

During 2016, we plan to continue to focus on planning for our evaluation and delineation drilling program at the Montanore Project provided sufficient outside financing is obtained. We anticipate expenditures in 2016 of approximately $3.6 million, consisting of approximately $0.5 million in each quarter for ongoing operating, legal, and general administrative expenses, and $0.4 million in each quarter for care and maintenance of the Montanore Project, including environmental costs required to monitor the Montanore Project during 2016. We do not currently have enough cash on hand to fund ongoing environmental,  maintenance,  general and administrative expenses beyond April 2016. Additional financing will be required to continue operations as a going concern and to complete the evaluation drilling program and a bankable feasibility study.  If we are successful in raising sufficient additional financing, in addition to the activities described above and providing we receive regulatory approvals, we may engage in additional activities related to the advancement of the Project in preparation for the evaluation phase. See the opinion of our independent registered public accounting firm in our audited financial statements as of and for the year ended December 31, 2015.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

Table of Contractual Obligations

Not applicable.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The consolidated financial statements for the years ended December 31, 2015 and 2014 are included in this Annual Report on Form 10‑K as set forth below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of

Mines Management, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Mines Management, Inc. and subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mines Management, Inc. and subsidiaries as of December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the consolidated financial statements, the Company has recurring losses from operations and does not have sufficient cash on hand to fund operations through the end of 2016. These matters raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Tanner LLC

Salt Lake City, Utah

March 30,  2016

Mines Management, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014
Assets
CURRENT ASSETS:
Cash and cash equivalents	$1,203,048	$3,862,462
Interest receivable	4,459	4,484
Prepaid expenses and deposits	335,201	307,951
Total current assets	1,542,708	4,174,897

PROPERTY AND EQUIPMENT:
Buildings and leasehold improvements	836,454	836,454
Equipment	1,922,038	6,361,318
Office equipment	344,657	343,897
	3,103,149	7,541,669
Less accumulated depreciation	2,627,864	6,997,153
	475,285	544,516
OTHER ASSETS:
Available-for-sale securities	975	2,467
Reclamation deposits	1,184,966	1,184,966
	1,185,941	1,187,433
	$3,203,934	$5,906,846
Liabilities and Stockholders’ Equity
CURRENT LIABILITIES:
Accounts payable	$389,973	$326,570
Payroll and payroll taxes payable	13,756	18,141
Dividends payable	52,890	52,890
Total current liabilities	456,619	397,601

LONG-TERM LIABILITIES:
Asset retirement obligation	528,250	503,279
Total liabilities	984,869	900,880

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock—no par value, 10,000,000 shares authorized; Series B 6% convertible preferred shares—$1,000 stated value, 3,526 shares issued and outstanding	3,526,000	3,526,000
Common stock—$0.001 par value, 100,000,000 shares authorized; 29,814,040 shares issued and outstanding	29,814	29,814
Additional paid-in capital	87,949,096	87,685,232
Accumulated deficit	(89,275,655)	(86,226,382)
Accumulated other comprehensive losses	(10,190)	(8,698)
Total stockholders’ equity	2,219,065	5,005,966
	$3,203,934	$5,906,846

See accompanying notes to consolidated financial statements.

Mines Management, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2015	2014
REVENUE:
Royalties	$—	$19,566
OPERATING EXPENSES:
General and administrative	1,833,201	2,404,660
Technical services	1,524,774	2,027,758
Depreciation	69,992	760,930
Legal, accounting, and consulting	1,065,560	1,194,789
Fees, filing, and licenses	188,940	216,113
Total operating expenses	4,682,467	6,604,250
LOSS FROM OPERATIONS	(4,682,467)	(6,584,684)
OTHER INCOME:
Gain from sale of property and equipment	1,850,000	122,600
Interest income (expense), net	(5,246)	11,856
Total other income	1,844,754	134,456
NET LOSS	(2,837,713)	(6,450,228)
CUMULATIVE PREFERRED STOCK DIVIDENDS	(211,560)	(89,455)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(3,049,273)	$(6,539,683)
NET LOSS PER SHARE (basic and diluted)	$(0.10)	$(0.22)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (basic and diluted)	29,814,040	29,398,634

See accompanying notes to consolidated financial statements.

Mines Management, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Years Ended December 31,
	2015	2014
Net loss	$(2,837,713)	$(6,450,228)
Adjustment to net unrealized loss on marketable securities	(1,492)	(11,707)
COMPREHENSIVE LOSS	$(2,839,205)	$(6,461,935)

See accompanying notes to consolidated financial statements.

Mines Management, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Total
BALANCES, December 31, 2013	—	$—	28,999,752	$29,000	$87,230,381	$(79,686,699)	$3,009	$7,575,691
Exercise of stock options	—	—	211,696	212	177,538	—	—	177,750
Stock-based compensation	—	—	—	—	309,839	—	—	309,839
Preferred stock issued for cash	4,000	4,000,000	—	—	(505,924)	—	—	3,494,076
Preferred stock converted to common stock	(474)	(474,000)	602,592	602	473,398	—	—	—
Preferred stock dividends	—	—	—	—	—	(89,455)	—	(89,455)
Adjustment to net unrealized gain on marketable securities	—	—	—	—	—	—	(11,707)	(11,707)
Net loss	—	—	—	—	—	(6,450,228)	—	(6,450,228)
BALANCES, December 31, 2014	3,526	3,526,000	29,814,040	29,814	87,685,232	(86,226,382)	(8,698)	5,005,966
Stock-based compensation	—	—	—	—	263,864	—	—	263,864
Preferred stock dividends	—	—	—	—	—	(211,560)	—	(211,560)
Adjustment to net unrealized loss on marketable securities	—	—	—	—	—	—	(1,492)	(1,492)
Net loss	—	—	—	—	—	(2,837,713)	—	(2,837,713)
BALANCES, December 31, 2015	3,526	$3,526,000	29,814,040	$29,814	$87,949,096	$(89,275,655)	$(10,190)	$2,219,065

See accompanying notes to consolidated financial statements.

Mines Management, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2015	2014
Increase (Decrease) in Cash and Cash Equivalents
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,837,713)	$(6,450,228)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	263,864	309,839
Depreciation	69,992	760,930
Accretion of asset retirement obligation	24,971	23,791
Gain on sale of property and equipment	(1,850,000)	(122,600)
Changes in operating assets and liabilities:
Interest receivable	25	2,504
Prepaid expenses and deposits	(27,250)	(70,665)
Accounts payable	63,403	(54,735)
Payroll and payroll taxes payable	(4,385)	(5,217)
Net cash used in operating activities	(4,297,093)	(5,606,381)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(761)	—
Proceeds from disposition of property and equipment	1,850,000	122,913
Proceeds from certificates of deposit	—	1,565,577
Net cash provided by investing activities	1,849,239	1,688,490
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of preferred stock	—	3,494,076
Net proceeds from sales of common stock	—	177,750
Cumulative preferred stock dividends	(211,560)	(36,565)
Net cash provided by (used in) financing activities	(211,560)	3,635,261
NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,659,414)	(282,630)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	3,862,462	4,145,092
CASH AND CASH EQUIVALENTS, END OF YEAR	$1,203,048	$3,862,462
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$11,535	$—
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrual of cumulative preferred stock dividends	$52,890	$52,890
Preferred shares converted to common shares	$—	$474,000

See accompanying notes to consolidated financial statements.

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization:

Mines Management, Inc. (the “Company”) is a publicly held Idaho corporation incorporated in 1947. The Company acquires, explores, and develops mineral properties in North and South America.

Summary of Significant Accounting Policies:

a.      Going concern

The accompanying consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern and do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. The Company is an exploration stage company and has incurred losses since the inception of its exploration stage. The Company does not have sufficient cash to fund normal operations beyond April 2016 without raising additional funds. The Company currently does not have a recurring source of revenue sufficient to fund normal operations and its ability to continue as a going concern is dependent on the Company’s ability to secure sufficient funding for its future exploration and working capital requirements, which may include the sale of its equity or debt securities, and the eventual profitable exploitation of its mining properties. There can be no assurance that the Company will succeed in securing additional funding on terms acceptable to the Company or at all, or in generating future profitable operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

b.      Principles of consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the accounts of Mines Management, Inc., and its wholly‑owned subsidiaries, Newhi, Inc., Montanore Minerals Corp., Montmin Resources Corp., and Minera Montanore Peru, SAC. Intercompany balances and transactions have been eliminated.

c.      Exploration stage enterprise

The Company is in the exploration stage of operation and devotes substantially all of its efforts to acquiring and exploring mining interests that management believes should eventually provide sufficient net profits to sustain the Company’s existence. Until such interests are engaged in commercial production, the Company will continue to seek additional funding to support the completion of its exploration and development activities.  The Company’s activities are subject to significant risks and uncertainties, including its ability to secure sufficient funding to continue operations, to obtain proven and probable reserves, to comply with industry regulations and obtain permits necessary for development of the Montanore project, as well as environmental risks and market conditions.

d.      Cash and cash equivalents

Cash and cash equivalents include cash on hand, cash in banks, investments in certificates of deposit with original maturities of 90 days or less, and money market funds.

e.      Available for sale securities

Available‑for‑sale securities are recorded at fair value, with unrealized gains or losses recorded as a component of equity, unless a decline in value of the security is considered other than temporary. Realized gains and losses and other than temporary impairments are recorded in the statement of operations.

f.      Property and equipment

Property and equipment are stated at cost less accumulated depreciation. Buildings and leasehold improvements are depreciated on the straight‑line basis over an estimated useful life of 39 years. Plant and equipment and office equipment are generally depreciated on a straight‑line basis over estimated useful lives ranging from 5 to 10 years. When assets are retired or sold, the costs and related allowances for depreciation are eliminated from the accounts and any resulting gain or loss is reflected in the statement of operations.

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

h.      Asset impairment

The Company evaluates its long‑lived assets for impairment when events or changes in circumstances indicate that the related carrying amount may not be recoverable. If the sum of estimated future net cash flows on an undiscounted basis is less than the carrying amount of the related asset grouping, asset impairment is considered to exist. The related impairment loss is measured as the amount by which the carrying amount of the asset exceeds its fair value. Changes in significant assumptions underlying future cash flow estimates may have a material effect on the Company’s financial position and results of operations.

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

k.      Deferred income taxes

Deferred income tax is provided for differences between the basis of assets and liabilities for financial and income tax reporting. A deferred tax asset, subject to a valuation allowance, is recognized for estimated future tax benefits of tax‑basis operating losses being carried forward. Uncertain tax positions are evaluated in a two‑step process, whereby (1) it is determined whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position and (2) for those tax positions that meet the more‑likely‑than‑not recognition threshold, the largest amount of tax benefit that is greater than fifty percent likely to be realized upon ultimate settlement with the related tax authority would be recognized. If income tax related interest and penalties were to be assessed, the Company would charge interest to interest expense, and penalties to general and administrative expense.

l.      Stock based compensation

The Company measures and records the costs of employee services received in exchange for an award of equity instruments based on the grant‑date fair value of the award, recognized over the period during which an employee is required to provide services in exchange for such award. Compensation cost is recognized for awards granted and for awards modified, repurchased or cancelled.

m.      Net loss per share

Basic earnings or loss per share is computed on the basis of the weighted average number of shares outstanding during the period. Diluted earnings or loss per share is calculated on the basis of the weighted average number of shares outstanding during the period plus the effect of potential dilutive shares during the period. Potential dilutive shares include outstanding stock options and warrants and convertible preferred stock. For periods in which a net loss is reported, potential dilutive shares are excluded because they are antidilutive. Therefore, basic loss per share is the same as diluted loss per share for the years ended December 31, 2015 and 2014.

n.      Assumptions and use of estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Significant areas requiring the use of management assumptions and estimates relate to asset impairments, including long‑lived assets and investments, asset retirement obligations, and valuation of stock based compensation and warrant derivatives. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company’s consolidated financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions, which could have a material effect on the reported amounts of the Company’s consolidated financial position and results of operations.

o.      Recent accounting pronouncements

In August 2014, the FASB issued a new going concern standard which defines management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. This guidance is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Adoption of this update is not anticipated to have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued a new standard, Leases (ASC 842).  Under the new guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than twelve months and to disclose key information about leasing arrangements.  This guidance is effective for fiscal years beginning after December 15, 2018.  The Company is not able to reasonably estimate the impact on the Company’s consolidated financial statements at this time.

p.      Subsequent events

The Company evaluated events and transactions subsequent to the balance sheet date of December 31, 2015, for potential recognition or disclosure in the consolidated financial statements.

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

NOTE 3—CERTIFICATES OF DEPOSIT

The Company has a certificate of deposit pledged as security for a letter of credit to the Montana Department of Environmental Quality as a reclamation guarantee for the Montanore expansion evaluation program. This certificate of deposit was in the amount of $1,124,055 as of December 31, 2015 and 2014, respectively. It bore interest at the rate of 0.40% as of December 31, 2015 and had a maturity date of January 3, 2016. This certificate of deposit renews automatically each year and is included with reclamation deposits on the Consolidated Balance Sheets for the years ended December 31, 2015 and 2014. The certificate was renewed on January 3, 2016 in the amount of $1,124,055 bearing interest at the rate of 0.15% and expires on January 3, 2017.

NOTE 4—AVAILABLE‑FOR‑SALE SECURITIES

Available‑for‑sale securities are comprised of common stocks which have been valued using quoted market prices in active markets. The following table summarizes the Company’s available‑for‑sale securities:

	December 31,	December 31,
	2015	2014
Cost	$11,165	$11,165
Unrealized Losses	(10,190)	(8,698)
Fair Market Value	$975	$2,467

NOTE 5—FAIR VALUE MEASUREMENTS

The following table summarizes the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2015 and 2014, and the fair value calculation input hierarchy level determined to apply to each asset and liability category. Quoted market prices were used to determine the fair value of available‑for‑sale securities. The Company has no financial assets or liabilities that are measured at fair value on a nonrecurring basis.

	Balance at	Balance at	Input
	December 31,	December 31,	Hierarchy
	2015	2014	Level
Assets:
Available-for-sale securities	$975	$2,467	Level 1
Liabilities:
Asset retirement obligation	$528,250	$503,279	Level 3

The following table presents the fair value reconciliation of Level 3 liabilities measured at fair value during the year ended December 31, 2015:

Asset
Retirement
Obligation
Balance January 1, 2015	$503,279
Accretion expense	24,971
Balance December 31, 2015	$528,250

NOTE 6—ASSET RETIREMENT OBLIGATIONS

The Company has an asset retirement obligation (“ARO”) associated with its underground evaluation program at the Montanore Project. The ARO resulted from the reclamation and remediation requirements of the Montana Department of Environmental Quality as outlined in the Company’s permit to carry out the evaluation program.

Estimated reclamation costs were discounted using a credit adjusted risk‑free interest rate of 4.78% from the time the Company expects to pay the retirement obligation to the time it incurred the obligation, which is estimated at 25 years. The following table summarizes activity in the Company’s ARO.

	Year Ended	Year Ended
	December 31,	December 31,
	2015	2014
Balance January 1,	$503,279	$479,488
Accretion expense	24,971	23,791
Balance December 31,	$528,250	$503,279

The Company has a certificate of deposit which is pledged as security for a Letter of Credit to the Montana Department of Environmental Quality as a reclamation guarantee for the Montanore expansion evaluation program which is discussed further in note 3.

NOTE 7—CONCENTRATION OF CREDIT RISK

The Company maintains most of its cash and cash equivalents in one financial institution. To date, the Company has not experienced a material loss or lack of access to its invested cash or cash equivalents; however, no assurance can be provided that access to the Company’s invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets. The Company’s total uninsured bank deposit balance totaled approximately $2,200,000 as of December 31, 2015.

NOTE 8—STOCKHOLDERS’ EQUITY

Preferred Shares:

During July 2014, the Company sold to one investor 4,000 units consisting of one share of the Company’s Series B convertible preferred stock, no par value, and a warrant to purchase the Company’s common stock, par value $0.001 per share, at a stated value of $1,000 per unit.  Each share of Series B convertible preferred stock is immediately convertible into shares of common stock at a conversion rate of approximately 1,271 shares of common stock for each share of Series B convertible preferred stock (equivalent to a conversion price of $0.7866 per share of common stock). The conversion rate is subject to downward adjustment upon the Company issuing or selling shares of the Company’s common stock for a per share price less than the applicable conversion rate. The offering yielded gross proceeds, before offering expenses, of $4.0 million (net proceeds of $3.5 million after deducting placement agent and investor fees and expenses and other offering expenses).  The preferred stock has no voting rights but will entitle the holders to receive cumulative dividends at the rate of 6% per annum per share, payable quarterly.  The dividends are payable in either cash or common stock at the Company’s discretion.  As of December 31, 2015, 474 shares of the Series B convertible preferred stock had been converted into 602,592 shares of common stock. Upon the occurrence of certain events that the Company believes are within its control, the holders of the preferred shares may have the option to redeem or convert them into common shares or increase the dividend rate to 18% per annum.

Warrants:  Each warrant is immediately exercisable at an exercise price of $1.0816 per share and allows the holder to purchase approximately 636 shares of the Company’s common stock. The warrants are not listed on a national securities exchange and do not have the rights or privileges of a holder of common stock, including any voting rights, until the holder exercises the warrant. Upon the occurrence of a Fundamental Transaction, as defined in the warrant, the Company or its successor may be required to purchase the unexercised portion of the warrant from the warrant holder. The Company does not currently anticipate that this will occur. The following table summarizes exercise prices and expiration dates of outstanding common stock purchase warrants as of December 31, 2015.

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

Common Shares:

During 2007, the Company sold 2,500,000 common shares in a private placement to one investor. In connection with the stock sale, the Company entered into a Right of First Refusal agreement (the “ROFR”) which grants a twenty-year right of first proposal and a right to match third-party proposals, to purchase all or any portion of silver mined, produced or recovered by the Company in the State of Montana. The ROFR does not apply to trade sales and spot sales in the ordinary course of business or to forward sales, in each case, for which no upfront payment is received by the Company.

NOTE 9—STOCK OPTIONS

The Company had four equity incentive plans: the 2003 Stock Option Plan, the 2003 Consultant Stock Compensation Plan, the 2007 Equity Incentive Plan, and the 2012 Equity Incentive Plan (collectively, the “Plans”). Under all of the equity incentive plans, the option exercise price may not be less than 100% of the fair market value per share on the date of grant, the stock options are exercisable within ten years from the date of the grant of the option, and the vesting schedule of the options is at the discretion of the Board of Directors.

Under the 2003 Stock Option Plan and Consultant Stock Compensation Plan, both of which expired in February 2014, the Company could grant options to purchase up to 3,000,000 shares and 700,000 shares of authorized and unissued common stock, respectively. The 2003 Stock Option Plan included both incentive stock options and nonqualified stock options.

Under the 2007 Equity Incentive Plan (the “2007 Plan”), which provides for the issuance of both incentive stock options and nonqualified stock options and restricted shares to directors, employees and consultants of the Company, the Company may issue up to 3,000,000 shares of the Company’s authorized but unissued common stock.  No participant is eligible to be granted more than 500,000 common shares during any calendar year.

Under the 2012 Equity Incentive Plan (“2012 Plan”), the Company may grant options to purchase up to 3,000,000 shares of the Company’s authorized but unissued common stock, at the discretion of the Board. The 2012 Plan provides for the issuance of incentive stock options to employees and nonqualified stock options to directors, employees and consultants of the Company. No participant is eligible to be granted more than 200,000 common shares during any calendar year.

A summary of the option activity under the Plans as of December 31, 2015, and changes during the year then ended, is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding at January 1, 2015	4,876,000	$1.31
Granted	770,000	$0.28
Forfeited or expired	(539,000)	$2.48
Outstanding at December 31, 2015	5,107,000	$0.57	2.76	$701,320
Exercisable at December 31, 2015	4,117,000	$0.61	2.23	$325,120

The fair value for each option award is estimated at the date of grant using the Black‑Scholes option‑pricing model using the assumptions noted in the following table. Volatility for the years presented is based on the historical volatility of the Company’s common stock over the expected life of the option. The risk‑free rate for periods within the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The Company does not foresee the payment of dividends on common stock in the near term.

	Years Ended
	December 31,
	2015	2014
Weighted average risk-free interest rate	0.65%	0.95%
Weighted average volatility	80.88%	69.00%
Expected dividend yield	—	—
Weighted average expected life (in years)	2.0	3.0
Weighted average grant-date fair value	$0.12	$0.32

During the year ended December 31, 2015, there were no options exercised. During the year ended December 31, 2014, there were 237,000 options exercised with a weighted average exercise price of $0.90. The total intrinsic value of the options exercised  during the year ended December 31, 2014 was $88,724.

A summary of the status of the Company’s nonvested options as of December 31, 2015 and changes during the year then ended is presented below:

		Weighted-Average
	Number of	Grant-Date
	Options	Fair Value
Nonvested at January 1, 2015	900,000	$0.28
Issued	640,000	$0.12
Vested	(550,000)	$0.31
Nonvested at December 31, 2015	990,000	$0.16

As of December 31, 2015, there was $46,545 of unrecognized compensation cost related to nonvested share‑based compensation arrangements granted under the Plans. The cost is expected to be recognized over a weighted‑average period of less than one year.

Total compensation costs recognized for stock‑based employee compensation awards was $263,864 and $300,643 for the years ended December 31, 2015 and 2014, respectively. These costs were included in general and administrative and technical services expenses on the Consolidated Statements of Operations. Total costs recognized for stock‑based compensation awards for services performed by outside parties were $0 and $9,196 for the years ended December 31, 2015 and 2014, respectively. Cash received from options exercised under all share‑based payment arrangements for the years ended December 31, 2015 and 2014 was $0 and $177,750, respectively.

NOTE 10—DEFERRED INCOME TAX

As of December 31, 2015 and 2014, the Company had net deferred tax assets that were fully reserved by valuation allowances. Following are the components of such assets and allowances:

	Years Ended December 31,
	2015	2014
Deferred tax assets:
Net operating loss carryforwards	$25,220,000	$24,270,000
Stock-based compensation	390,000	480,000
Property and equipment	1,250,000	1,250,000
Asset retirement obligation	180,000	170,000
Total deferred tax assets	27,040,000	26,170,000
Deferred tax liabilities:
Property and equipment	240,000	210,000
Net deferred tax asset before valuation allowance	26,800,000	25,960,000
Less valuation allowance	(26,800,000)	(25,960,000)
Net deferred tax assets	$—	$—

For the periods presented, the effective income tax rate differed from the expected rate because of the effects of changes in the deferred tax asset valuation allowance. Changes in the deferred tax asset valuation allowance for the years ended December 31, 2015 and 2014 relate only to corresponding changes in deferred tax assets for those periods.

As of December 31, 2015, the Company had federal tax‑basis net operating loss carryforwards totaling approximately $74,200,000 which will expire in various amounts from 2020 through 2035. The Company is subject to examination of its income tax filings in the United States and various state jurisdictions for the 2012 through 2015 tax years. Within each of these jurisdictions the Company has examined its material tax positions and determined that they would more likely than not be sustained.

NOTE 11—COMMITMENTS

Operating Leases:

The Company leases office space and equipment under operating leases.  As a result, the Company recognized rental expense of $53,104 and $52,186 for the years ending December 31, 2015 and 2014, respectively.  The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2015.

Years ending December 31:
2016	$11,500
2017	3,100
2018	1,600
Total minimum payments required	$16,200

Employment Agreements:

The Company has employment agreements with certain executives. The agreements include a provision for severance pay equal to a multiple of each executive’s salary. To receive severance, termination must be without cause and cannot be a result of death or disability. Additionally, severance must be paid if the executive resigns for good reason within one year following a change in control of the Company. As of December 31, 2015, the potential aggregate liability for severance pay under the agreements is $2,075,000.

Royalties on Patented Mining Claims:

Two of the Company’s patented mining claims, which cover the Montanore deposit, are burdened by a production payment obligation of $0.20 per ton of ore extracted and milled therefrom. The calculation and timing of the production payment are specifically defined by a Purchase and Sale Agreement.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required financial disclosure.

The management of the Company, under the supervision and with the participation of the Company’s Chief Executive Officer and Principal Financial Officer, conducted an evaluation of the Company’s disclosure controls and procedures, pursuant to Exchange Act Rules 13a‑15(e) or 15d‑15(e) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Annual Report.

Management’s Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a‑15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Management has assessed the effectiveness of its internal control over financial reporting as of December 31, 2015. In making its assessment of the effectiveness of internal control over financial reporting, management used the criteria described in “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on its assessment using those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2015.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a‑15 that occurred during the year ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

In accordance with General Instruction G(3), the information required by Part III is hereby incorporated by reference from our proxy statement for our 2016 annual shareholders’ meeting to be filed pursuant to Regulation 14A (the “2016 Proxy Statement”) not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10‑K.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information relating to this item will be included in the 2016 Proxy Statement and is incorporated by reference in this Annual Report on Form 10‑K.

ITEM 11.  EXECUTIVE COMPENSATION.

Information relating to this item will be included in the 2016 Proxy Statement and is incorporated by reference in this Annual Report on Form 10‑K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information relating to this item will be included in the 2016 Proxy Statement and is incorporated by reference in this Annual Report on Form 10‑K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information relating to this item will be included in the 2016 Proxy Statement and is incorporated by reference in this Annual Report on Form 10‑K.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

Information relating to this item will be included in the 2016 Proxy Statement and is incorporated by reference in this Annual Report on Form 10‑K.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)Documents filed as part of this Annual Report on Form 10‑K or incorporated by reference:

(1)	Our consolidated financial statements beginning on page 30 of this report.

(2)	Financial Statement Schedules (omitted because they are either not required, are not applicable, or the required information is disclosed in the notes to the financial statements or related notes).

(3)	The following exhibits are filed with this Annual Report on Form 10‑K or incorporated by reference.

EXHIBITS

Exhibit Number	Description of Exhibits
3.1	Articles of Incorporation of Mines Management, Inc.,(1)
3.2	Articles of Amendment to the Articles of Incorporation of Mines Management, Inc. (dated June 18, 2009)(2)
3.3	Articles of Amendment to the Articles of Incorporation of Mines Management, Inc. (dated June 24, 2014)(3)
3.4	Bylaws of Mines Management, Inc.(4)
3.5	First Amendment to Bylaws of Mines Management, Inc.(5)
4.1	Specimen of Certificate of Common Stock, par value $0.001.(6)
4.2	Registration Rights Agreement dated October 21, 2005.(7)
4.3	Registration Rights Agreement dated November 2, 2007 between Mines Management, Inc. and Silver Wheaton Corp.(8)
4.4	Amendment No. 1 to Registration Rights Agreement dated March 12, 2008 between Mines Management, Inc. and Silver Wheaton Corp.(9)
4.5	Form of Warrant.(10)
10.1	Right of First Refusal Agreement dated November 2, 2007 between Mines Management, Inc. and Silver Wheaton Corp.(9)
10.2	Employment Agreement dated December 28, 2011 between Mines Management, Inc. and Douglas Dobbs.(11)
10.3	Employment Agreement dated December 28, 2011 between Mines Management, Inc. and Glenn M. Dobbs.(11)
10.4	Employment Agreement dated May 7, 2007 between Mines Management, Inc. and Nicole Altenburg.(12)
10.5	Mines Management, Inc., 2003 Stock Option Plan, as amended.(13)(14)
10.6	Mines Management, Inc. 2007 Equity Incentive Plan.(15)
10.7	Mines Management, Inc. 2012 Equity Incentive Plan.(18)
10.8	Rights Agreement, dated June 18, 2009, between Mines Management, Inc. and Computershare Trust Company, N.A.(16)
10.9	Exploration Earn‑In Agreement dated March 2, 2012 between Estrella Gold Corporation, Mines Management, Inc. and Minera Montanore Peru S.A.C.(12)
10.10	Placement Agent Agreement, dated as of July 25, 2014, between Mines Management, Inc. and Roth Capital Partners, LLC.(10)
10.11	Form of Securities Purchase Agreement.(10)
14	Code of Ethics.(17)
21	Subsidiaries of the Registrant.*
23.1	Consent of Tanner LLC.*
23.2	Consent of Mine Development Associates, Inc.*
23.3	Consent of Mine and Quarry Engineering Services, Inc.*
31.1	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a‑14(a) and Rule 15d‑ 14(a)(Section 302 of the Sarbanes‑Oxley Act of 2002).*
31.2	Certification of Principal Financial Officer of Periodic Report pursuant to Rule 13a‑14(a) and Rule 15d‑14(a)(Section 302 of the Sarbanes‑Oxley Act of 2002).*
32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes‑Oxley Act of 2002).**
32.2	Certificate of Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes‑Oxley Act of 2002).**

Exhibit Number	Description of Exhibits
101

The following financial information from Mines Management, Inc.’s Annual Report on form 10‑K for the year ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2015 and December 31, 2014; (ii) Consolidated Statements of Operations for the years ended December 31, 2015 and December 31, 2014; (iii) Consolidated Statements of Comprehensive Loss for the years ended December 31, 2015 and December 31, 2014; (iv) Consolidated Statements of Stockholders’ Equity from December 31, 2013 through December 31, 2015; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2015 and December 31, 2014; and (vi) Notes to Consolidated Financial Statements, detail tagged.*

*      Filed herewith.

**    Furnished herewith.

(1)Incorporated by reference to Form S‑3 filed on June 12, 2006.

(2)Incorporated by reference to Form 8‑K filed June 19, 2009.

(3)Incorporated by reference to Form 8‑K filed on July 25, 2014.

(4)Incorporated by reference to Form 10SB12G filed February 11, 1999.

(5)Incorporated by reference to Form 8‑K filed April 21, 2009.

(6)Incorporated by reference to Form S‑3 filed June 12, 2006.

(7)Incorporated by reference to Form 8‑K filed October 24, 2005.

(8)Incorporated by reference to Form 8‑K filed April 20, 2007.

(9)Incorporated by reference to Form 10‑K filed March 17, 2008.

(10)Incorporated by reference to Form 8‑K filed on July 25, 2014.

(11)Incorporated by reference to Form 8‑K filed December 30, 2011.

(12)Incorporated by reference to Form 10‑K filed April 1, 2013

(13)Incorporated by reference to Form S‑8 filed April 24, 2003.

(14)Incorporated by reference to Form S‑8 filed June 10, 2005.

(15)Incorporated by reference to Proxy Statement on Schedule 14A filed April 21, 2008.

(16)Incorporated by reference to Form 8‑K filed June 19, 2009.

(17)Incorporated by reference to Form 8‑K filed December 8, 2008.

(18)Incorporated by reference to Proxy Statement on Schedule 14A filed April 30, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed March 30, 2016 on its behalf by the undersigned, thereunto duly authorized.

MINES MANAGEMENT, INC.
Registrant

By:	/s/ Glenn M. Dobbs
	By:	Glenn M. Dobbs
Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Act of 1934, this Report has been signed by the following persons on behalf of the Registrant, in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Glenn M. Dobbs	Chief Executive Officer and Chairman (Principal Executive Officer)	March 30, 2016
Glenn M. Dobbs

/s/ Douglas D. Dobbs	President and Director	March 30, 2016
Douglas D. Dobbs

/s/ Roy G. Franklin	Director	March 30, 2016
Roy G. Franklin

/s/ Robert L. Russell	Director	March 30, 2016
Robert L. Russell

/s/ Jerry G. Pogue	Director	March 30, 2016
Jerry G. Pogue

/s/ Russell C. Babcock	Director	March 30, 2016
Russell C. Babcock

/s/ Nicole Altenburg	Principal Financial Officer (Principal Financial and Accounting Officer)	March 30, 2016
Nicole Altenburg

EXHIBIT INDEX

Exhibit Number	Description of Exhibits
3.1	Articles of Incorporation of Mines Management, Inc.(1)
3.2	Articles of Amendment to the Articles of Incorporation of Mines Management, Inc.(dated June 18, 2009)(2)
3.3	Articles of Amendment to the Articles of Incorporation of Mines Management, Inc.(dated June 24, 2014)(3)
3.4	Bylaws of Mines Management, Inc.(4)
3.5	First Amendment to Bylaws of Mines Management, Inc.(5)
4.1	Specimen of Certificate of Common Stock, par value $0.001(6)
4.2	Registration Rights Agreement dated October 21, 2005(7)
4.3	Registration Rights Agreement dated November 2, 2007 between Mines Management, Inc. and Silver Wheaton Corp.(8)
4.4	Amendment No. 1 to Registration Rights Agreement dated March 12, 2008 between Mines Management, Inc. and Silver Wheaton Corp.(9)
4.5	Form of Warrant.(10)
10.1	Right of First Refusal Agreement dated November 2, 2007 between Mines Management, Inc. and Silver Wheaton Corp.(9)
10.2	Employment Agreement dated December 28, 2011 between Mines Management, Inc. and Douglas Dobbs.(11)
10.3	Employment Agreement dated December 28, 2011 between Mines Management, Inc. and Glenn M. Dobbs.(11)
10.4	Employment Agreement dated May 7, 2007 between Mines Management, Inc. and Nicole Altenburg(12)
10.5	Mines Management, Inc., 2003 Stock Option Plan, as amended.(13)(14)
10.6	Mines Management, Inc. 2007 Equity Incentive Plan.(15)
10.7	Mines Management, Inc. 2012 Equity Incentive Plan.(18)
10.8	Rights Agreement, dated June 18, 2009, between Mines Management, Inc. and Computershare Trust Company, N.A.(16)
10.9	Exploration Earn‑In Agreement dated March 2, 2012 between Estrella Gold Corporation, Mines Management, Inc. and Minera Montanore Peru S.A.C.(12)
10.10	Placement Agent Agreement, dated as of July 25, 2014, between Mines Management, Inc. and Roth Capital Partners, LLC.(10)
10.11	Form of Securities Purchase Agreement.(10)
14	Code of Ethics.(17)
21	Subsidiaries of the Registrant.*
23.1	Consent of Tanner LLC.*
23.2	Consent of Mine Development Associates, Inc.*
23.3	Consent of Mine and Quarry Engineering Services, Inc.*
31.1	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a‑14(a) and Rule 15d‑ 14(a)(Section 302 of the Sarbanes‑Oxley Act of 2002).*
31.2	Certification of Principal Financial Officer of Periodic Report pursuant to Rule 13a‑14(a) and Rule 15d‑14(a)(Section 302 of the Sarbanes‑Oxley Act of 2002).*
32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes‑Oxley Act of 2002).**
32.2	Certificate of Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes‑Oxley Act of 2002).**
101

The following financial information from Mines Management, Inc.’s Annual Report on form 10‑K for the year ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2015 and December 31, 2014; (ii) Consolidated Statements of Operations for the years ended December 31, 2015 and December 31, 2014; (iii) Consolidated Statements of Comprehensive Loss for the years ended December 31, 2015 and December 31, 2014; (iv) Consolidated Statements of Stockholders’ Equity from December 31, 2013 through December 31, 2015; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2015 and December 31, 2014; and (vi) Notes to Consolidated Financial Statements, detail tagged.*

*      Filed herewith.

**    Furnished herewith.

(1)Incorporated by reference to Form S‑3 filed on June 12, 2006.

(2)Incorporated by reference to Form 8‑K filed June 19, 2009.

(3)Incorporated by reference to Form 8‑K filed on July 25, 2014.

(4)Incorporated by reference to Form 10SB12G filed February 11, 1999.

(5)Incorporated by reference to Form 8‑K filed April 21, 2009.

(6)Incorporated by reference to Form S‑3 filed June 12, 2006.

(7)Incorporated by reference to Form 8‑K filed October 24, 2005.

(8)Incorporated by reference to Form 8‑K filed April 20, 2007.

(9)Incorporated by reference to Form 10‑K filed March 17, 2008.

(10)Incorporated by reference to Form 8‑K filed on July 25, 2014.

(11)Incorporated by reference to Form 8‑K filed December 30, 2011.

(12)Incorporated by reference to Form 10‑K filed April 1, 2013.

(13)Incorporated by reference to Form S‑8 filed April 24, 2003.

(14)Incorporated by reference to Form S‑8 filed June 10, 2005.

(15)Incorporated by reference to Proxy Statement of Schedule 14A filed April 21, 2008.

(16)Incorporated by reference to Form 8‑K filed June 19, 2009.

(17)Incorporated by reference to Form 8‑K filed December 8, 2008.

(18)Incorporated by reference to Proxy Statement on Schedule 14A filed April 30, 2012.