Form 10-K/A
period 2015-12-31
MINES MANAGEMENT INC
filed 2016-04-28
CIK 66649

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No.1)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2015, was approximately $13.5 million based on the closing price of the Common Stock on the NYSE MKT LLC of $0.49 per share. The number of shares of our common stock outstanding as of April 15, 2016 was 31,243,704.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Mines Management, Inc. (together with its subsidiaries, “MMI,” “Mines Management,” the “Company,”  “we,” “our,” “ours,” or “us”), is filing this Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2016 (the “Original Form 10-K”).

We are filing this Amendment No. 1 to present the information required by Part III of Form 10-K, which information was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K.  In connection with the filing of this Amendment No. 1 and pursuant to the rules of the SEC, we are including with this Amendment No. 1 new certifications by our principal executive officer and principal financial officer. Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these new certifications.

Except as otherwise set forth below, this Amendment No. 1 does not reflect events that have occurred after March 30, 2016, the original filing date of the Original Form 10-K, or modify or update the disclosures presented therein.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Name	Age	Position	Year First Became a Director

Glenn M. Dobbs	73	Chairman of the Board of Directors and Chief Executive Officer	2003

Russell C. Babcock	78	Director (1) (2) (3) (4)	2004

Roy G. Franklin	79	Director (1) (2) (3) (4)	1988

Jerry G. Pogue	74	Director (2) (3) (4)	1989

Robert L. Russell	81	Director (1) (2) (4)	1999

Doug D. Dobbs	49	Director, President and Secretary	2014

Nicole Altenburg	52	Principal Financial Officer	—

(1)                            Member of our audit and finance committee

(2)                            Member of our nominating committee

(3)                            Member of our compensation committee

(4)                            Independent member of the board

The Board of Directors consists of three classes of directors, with each class serving for a three-year term or until their successors are elected and qualified. The terms of the classes are scheduled to end in successive years. The authorized number of directors permitted by the Company’s Articles of Incorporation, as amended (the “Articles of Incorporation”), is up to 11, but no less than two. The Class I directors, whose current terms are scheduled to expire at the 2018 annual meeting of shareholders, are Russell C. Babcock and Douglas D. Dobbs. The Class II directors, whose current terms are scheduled to expire at the 2016 annual meeting of shareholders, are Jerry G. Pogue and Robert L. Russell. The Class III directors, whose current terms are scheduled to expire at the 2017 annual meeting of shareholders, are Glenn M. Dobbs and Roy G. Franklin.

There have been no material changes to the procedures by which a stockholder may recommend nominees to the Board of Directors since our last disclosure of these procedures.

Glenn M. Dobbs is the Chief Executive Officer and a member of the Board of Directors of the Company, with experience in international finance, investment banking, natural resource financing and as a business development consultant. He has been Chief Executive Officer of the Company since January 2003, served as President of the Company from 2003 to March 2013 and served as Vice President from December 2002 to January 2003. Prior to joining the Company, Mr. Dobbs formed and was the Managing Director of the InterGold Fund Limited from 1996 to December 2002. Mr. Dobbs was the founder of the Alpha Commodities Fund in 1976, and founder and Board Chairman of First American Bank in 1978, Dallas regional manager for Monex International, and is a former member of the Washington State House of Representatives. Mr. Dobbs has written and lectured on precious metals sector investing, resource development and financing. Mr. Dobbs is the father of Douglas D. Dobbs, our President, Secretary and a Director. In determining Mr. Dobbs’ qualifications to serve on our Board of Directors, the Board has considered, among other things, his experience in finance and management and in the mining industry.

Russell C. Babcock is currently a consulting economic geologist, specializing in exploration for and evaluation of base and precious metal deposits worldwide. He retired from Kennecott in 1994, where he worked for approximately 38 years. In November 1990, he became Chief Geologist for Kennecott. He was appointed Director of Exploration for Kennecott in Salt Lake City in January 1986. In 1956, he joined Kennecott’s exploration subsidiary, Bear Creek Mining Company, as a part-time employee, and in 1959, he became a full-time exploration geologist. In 2003 he was the recipient of the Society for Mining Metallurgy and Exploration Ben Dickerson Award. He received a B.S. degree from Lawrence College, Appleton, Wisconsin, in 1957 and an M.S. degree from the University of Wisconsin, Madison in 1959. In determining Mr. Babcock’s qualifications to serve on our Board of Directors, the Board has considered, among other things, his experience in mining geology including exploration, production, and management.

Roy G. Franklin was a practicing certified public accountant from 1964 until 2003, specializing in small company administration and finance. Before his retirement in 2003, he was a principal in the firm of Oswalt, Teel, and Franklin. He was also a director of Heidelberg Silver Mining Company for 20 years until it was acquired by the Company in 1988. Mr. Franklin has also served as a consultant and/or director for several businesses and not-for-profit organizations in the State of Washington. In determining Mr. Franklin’s qualifications to serve on our Board of Directors, the Board has considered, among other things, his experience in finance, accounting and management and in the mining industry.

Jerry G. Pogue is a businessman with an extensive background in the management and financing of junior resource companies. Mr. Pogue has been a self employed financial consultant in the mining sector since 1995. Previously, he managed a large sales organization, worked as a stockbroker and investment analyst, and financed and managed a number of companies in the resource and technology sectors. In the past, he frequently lectured at international mining investment conferences. In determining Mr. Pogue’s qualifications to serve on our Board of Directors, the Board has considered, among other things, his experience in finance and management and in the mining industry.

Robert L. Russell is a professional engineer and has served as President, Chief Executive Officer and Director of Josephine Mining Corporation (TSX-V: JMC) since March 2011, a public Canadian mining company. He was previously a Senior Associate of Behre Dolbear from 1998-2002, an international mining consulting firm, and Chairman of the Board of Directors of St. Augustine Gold & Copper Limited (TSX:SAU) from 2011-2015. From 1998 until 2004, Mr. Russell provided mining management consulting services through his consulting company, R.L. Russell Associates. From 1995 to 1998 Mr. Russell was employed in various positions by Zambia Consolidated Copper Mines, including as General Manager of the Nchanga Division. In that position, Mr. Russell was responsible for all functions of two operating mines and several metallurgical facilities. Under Mr. Russell, the Nchanga Division had 8,700 employees and produced 150,000 tons of copper and 3,500 tons (about 12% of the world’s supply at that time) of cobalt per year. Mr. Russell has also held positions with Exxon Minerals and Freeport McMoRan Copper and Gold, where he served as Vice President of Mining. Mr. Russell acted as General Manager of Freeport’s Indonesian operations, which have become the largest gold mine in the world. He is also on the Board of Directors of CMX Gold & Silver Corporation, a privately held company. In determining Mr. Russell’s qualifications to serve on our Board of Directors, the Board has considered, among other things, his experience in mining operations and management.

Douglas D. Dobbs has served as the President of the Company since March 2013 and as Corporate Secretary since June 2005. Between June 2005 and March 2013, he served as the Company’s Vice President of Corporate Development. He joined the Company in October 2002 as the Director of Investor Relations. Prior to joining the Company, Mr. Dobbs served as senior business and marketing analyst from 2001 - 2002 with Avista Labs, a wholly owned subsidiary of Avista Corp. (NYSE: AVA), involved in the development of energy technology. While at Avista, Mr. Dobbs was responsible for strategic planning, as well as market and corporate development activities. From 1988 - 2001, Mr. Dobbs was in the investment industry with companies including Piper Jaffray Co., and National Securities Corp., ultimately founding and operating Dobbs Financial Services, an investment management firm involved with investment and market analysis and portfolio management. Mr. Dobbs holds a B.A. in Economics from Hillsdale College in Michigan, and was formerly a licensed investment manager and registered investment advisor. Mr. Dobbs is the son of Glenn M. Dobbs, our Chief Executive Officer and a Director. In determining Mr. Dobbs’ qualifications to serve on our Board of Directors, the Board has considered, among other things, his experience in finance and management and in the mining industry.

Nicole Altenburg has served as the Company’s Controller since she joined the Company on May 7, 2007, and she was appointed as Principal Financial Officer and Principal Accounting Officer of the Company in March, 2013. In that capacity, she has been responsible for financial and accounting activities, as well as filings with the securities regulatory agencies in both the United States and Canada. Ms. Altenburg has previously practiced as a certified public accountant and has 11 years of experience in public accounting, followed by 14 years of experience as a controller in private industry. Ms. Altenburg obtained a B.S. in Business Administration from the University of Montana.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3, 4 and 5 and amendments thereto furnished to the Company pursuant to Section 16a-3 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), no person who at any time during 2015 was a director, officer, or beneficial owner of more than ten percent of any class of equity securities of the Company failed to file on a timely basis, as disclosed in the above forms, reports required by Section 16(a) of the Exchange Act during the most recent fiscal year.

Corporate Governance

Code of Ethics

We have adopted a code of ethics that applies to all of our employees, including the principal executive officer, principal financial officer, principal accounting officer, and those of our officers performing similar functions. The full text of our code of ethics can be found on the Corporate Governance page on our website. In the event our Board of Directors approves an amendment to or waiver from any provision of our code of ethics, we will disclose the required information pertaining to such amendment or waiver on our website.

Audit and Finance Committee.

The Company has a separately-designated standing Audit and Finance Committee comprised of Roy G. Franklin (Chairman), Russell C. Babcock and Robert L. Russell. Each member of the Audit and Finance Committee meets the independence and financial sophistication requirements of the NYSE MKT and Rule 10A-3 under the Securities Exchange Act of 1934, as amended.  The Board has determined that Mr. Franklin qualifies as an audit committee “financial expert,” as defined in the rules promulgated by the SEC.

ITEM 11.  EXECUTIVE COMPENSATION.

Amended and Restated Employment Agreements

Each of Messrs. Glenn M. Dobbs and Douglas D. Dobbs entered into amended and restated employment agreements with the Company (the “Amended and Restated Agreements”), effective January 1, 2012, that (i) set the minimum base salaries for Glenn M. Dobbs at $370,000 and for Douglas D. Dobbs at $210,000 (subsequently increased upon promotion to President), (ii) provided that should the executive officer’s employment be terminated by the Company without “Cause” or by the officer for “Good Reason” (in each case as defined in the Amended and Restated Agreements) in connection with a “Change in Control,” (as defined in the Amended and Restated Agreements) he will be entitled to receive a lump sum payment equal to three (3) times the sum of his then current annual base salary and the amount of annual bonus, if any, paid by the Company to him for the year before the occurrence of the Change in Control and (iii) provide for an alternate severance that each officer may receive if his employment is terminated by the Company without “Cause” or by the officer for “Good Reason” (in each case as defined in the Amended and Restated Agreements) but not in connection with a “Change in Control” (as defined in the Amended and Restated Agreements), which severance consists of a lump sum payment equal to the sum of his then current annual base salary and the amount of annual bonus, if any, paid by the Company to him for the year before termination.

Ms. Altenburg entered into an employment agreement with the Company, effective May 7, 2007, that provided that should Ms. Altenburg’s employment be terminated by the Company in connection with a “change in control,” (as defined in the employment agreement) she will be entitled to receive severance payments equal to twenty four (24) months salary.

Upon termination of a Named Executive Officer’s employment or service by the Company other than for cause or by the officer, shares, options or other forms of securities issued by the Company and beneficially owned by such officer that are unvested, restricted or subject to similar restriction will vest automatically on the termination date and shall be exercisable for 90 days following such termination (or one year if termination of employment is a result of the participant’s disability or death).

Companies of our size in the mining industry face a number of risks, including the risk of being acquired in the future. We believe that entering into change in control and severance arrangements with our Named Executive Officers has helped us attract and retain the best possible executive talent. Without these provisions, some of our executives may not have chosen to accept employment with us or to remain employed by us. For a further description of the payments that our Named Executive Officers, are or were entitled to receive in the event of certain change in control or termination events, as the case may be, please see “—Potential Payments Upon Termination Not in Connection with a Change in Control” and “—Potential Payments In Connection with a Change in Control” below.

Indemnification of Officers and Directors

Our Articles of Incorporation generally allow indemnification of officers and directors to the fullest extent allowed by law. We currently intend to indemnify our officers and directors to the fullest extent permitted by the Articles of Incorporation and Idaho law. We have no separate agreements with our officers or directors that pertain to indemnification.

Summary Compensation Table

The following table sets forth the compensation paid or accrued for the benefit of the principal executive officer, principal financial officer and our other executive officer whose total compensation exceeded $100,000 for the years ended December 31, 2015 and 2014 (together, the “Named Executive Officers”).

Name and Principal Position	Year	Salary ($)	Non-Equity Incentive Plan Compensation ($)(1)	Option Awards ($)(2)	All Other Compensation ($)(3)	Total ($)
Glenn M. Dobbs	2015	370,000	—	37,000	—	407,000
Chief Executive Officer(4)	2014	370,000	9,000	116,000	—	495,000
Douglas D. Dobbs	2015	234,000	—	28,000	—	262,000
President and Secretary	2014	234,000	—	92,000	—	326,000
Nicole Altenburg	2015	106,000	—	7,800	—	113,800
Principal Financial Officer	2014	106,000	5,000	15,800	—	126,800

(1)                                 These amounts reflect cash bonuses earned by our Named Executive Officers in 2015 and 2014. Non-equity incentive plan compensation in 2014 was based upon the achievement of certain corporate and individual objectives. Such compensation was awarded at the discretion of the Board after reviewing the achievement of such objectives.

(2)                                 The Company is required to report under the caption “Option Awards” the aggregate grant date fair value (computed in accordance with FASB ASC Topic 718) of stock-based awards granted during the fiscal years ended December 31, 2015 and 2014, regardless of whether such awards are subject to future vesting conditions. See “Note 9—Stock Options” to our financial statements included in the Original Form 10-K for the assumptions made in calculating the fair value of such options.

In 2014, options exercisable at $0.91 per share were granted on June 11, 2014 as follows: 100,000 options to Glenn M. Dobbs, 100,000 options to Douglas D. Dobbs, and 25,000 options to Nicole Altenburg. The options granted to Glenn M Dobbs and Douglas D. Dobbs vested (i) 50% upon the earlier of (x) the issuance of the Final Draft of the Environmental Impact Statement by the USFS and MDEQ for the Montanore Project or (y) November 30, 2014 and

(ii) 50% upon the earlier of (x) issuance of a Record of Decision by the USFS and MDEQ for the Montanore Project or (y) April 15, 2015. These options vested 50% on November 30, 2014 and 50% on April 15, 2015. The options granted to Nicole Altenburg vested immediately. Additionally, options exercisable at $0.54 per share were granted on December 12, 2014 as follows: 300,000 options to Glenn M. Dobbs, 200,000 options to Douglas D. Dobbs, and 20,000 options to Nicole Altenburg. The options granted to Glenn M Dobbs and Douglas D. Dobbs vested (i) 50% upon the issuance of the Notice of Availability for the Final Environmental Impact Statement by the USFS and MDEQ for the Montanore Project and (ii) 50% upon the issuance of a Final Record of Decision by the USFS and MDEQ for the Montanore Project. The options vested 50% on April 1, 2015 and 50% on February 12, 2016. The options granted to Nicole Altenburg vested immediately. The stock options granted to Glenn M. Dobbs in 2014 were compensation for his service both as Chief Executive Officer and as a director.

In 2015, each of our Named Executive Officers was awarded options on October 27, 2015 with an exercise price of $0.28, in the following amounts: (i) Glenn M. Dobbs, 200,000 options; (ii) Douglas D. Dobbs, 150,000 options; and (iii) Nicole Altenburg, 50,000 options.  The options vested the earlier of (i) the issuance of a Final Record of Decision by the U.S. Forest Service and the Montana Department of Environmental Quality in connection with the Company’s Montanore Project and (ii) May 1, 2016. The options vested on February 12, 2016.

On December 14, 2015, there was an amendment to the exercise price of outstanding options for each Named Executive Officer with an exercise price of $1.05.  The exercise price of such options was amended to $0.20, in the following amounts: (i) Glenn M. Dobbs, 100,000 options; (ii) Douglas D. Dobbs, 75,000 options; and (iii) Nicole Altenburg, 25,000. The options were originally granted on February 19, 2013 and vested 100% on February 19, 2013.

On December 14, 2015, there was an amendment to the exercise price of outstanding options for each Named Executive Officer with an exercise price of $1.19. The exercise price of such options was amended to $0.20, in the following amounts: (i) Glenn M. Dobbs, 100,000 options; (ii) Douglas D. Dobbs, 75,000; and Nicole Altenburg, 20,000. The options were originally granted on July 18, 2012 and vested 100% on July 18, 2012.

On December 14, 2015, there was an amendment to the exercise price of outstanding options for each Named Executive Officer with an exercise price of $2.01. The exercise price of such options was amended to $0.20, in the following amounts: (i) Glenn M. Dobbs, 250,000 options; and (ii) Douglas D. Dobbs, 150,000. The options were originally granted on July 12, 2011 and vested 50% on July 12, 2011 and vested 50% on January 15, 2012.

On December 14, 2015, there was an amendment to the exercise price of outstanding options for Douglas D. Dobbs with an exercise price of $2.41. The exercise price of 50,000 options was amended to $0.20. The options were originally granted on March 18, 2011 and vested 100% on September 18, 2011.

On December 14, 2015, there was an amendment to the exercise price of outstanding options for each Named Executive Officer with an exercise price of $1.74. The exercise price of such options was amended to $0.20, in the following amounts: (i) Glenn M. Dobbs, 100,000; (ii) Douglas D. Dobbs, 100,000; and (iii) Nicole Altenburg, 25,000. The options were originally granted on July 14, 2010 and vested 100% on January 14, 2011.

(3)                                 In accordance with the rules of the SEC, the compensation described in this table does not include (i) medical, group life insurance or other benefits received by any of the Named Executive Officers that are available generally to all of our salaried employees, or (ii) perquisites and other personal benefits received by the Named Executive Officers that in the aggregate do not exceed $10,000.

(4)                                 Excludes $29,750 of cash compensation received by Glenn M. Dobbs in 2014 for his service as a director.

Grants of Plan Based Awards

The following table summarizes grants of awards to our Named Executive Officers during the year ended December 31, 2015 and possible future payouts pursuant to those awards.

							All Other
							Option
							Awards:
		Estimated Future Payouts Under Non-Equity Incentive Plan Awards					Number of	Grant Date
							Shares	Fair Value
						Grant Date	Underlying	of Option
		Threshold	Target	Maximum		for Option	Options(1)	Awards
Name	Grant Date	($)	($)	($)		Awards	(#)	($)
Glenn M. Dobbs		—	—		(2)	10/27/2015	200,000	24,000
						12/14/2015	100,000	4,000
						12/14/2015	100,000	4,000
						12/14/2015	250,000	5,000
						12/14/2015	100,000	—
Douglas D. Dobbs		—	—		(2)	10/27/2015	150,000	18,000
						12/14/2015	75,000	3,000
						12/14/2015	75,000	3,000
						12/14/2015	150,000	3,000
						12/14/2015	50,000	1,000
						12/14/2015	100,000	—
Nicole Altenburg		—	—		(2)	10/27/2015	50,000	6,000
						12/14/2015	25,000	1,000
						12/14/2015	20,000	800
						12/14/2015	25,000	—

(1)                                 These terms of these options are described in “—Outstanding Equity Awards at December 31, 2015.”

(2)                                 Non-equity incentive plan compensation is based upon the achievement of certain corporate and individual objectives. Such compensation is awarded at the discretion of the Board after reviewing the achievement of such objectives.

Outstanding Equity Awards at December 31, 2015

The following table sets forth information with respect to outstanding options held by the Named Executive Officers as of December 31, 2015.

	Option Awards
					Equity Incentive
					Plan Awards:
	Number of		Number of		Number of
	Securities		Securities		Securities
	Underlying		Underlying		Underlying
	Unexercised		Unexercised		Unexercised		Option	Option
	Options (#)		Options (#)		Unearned		Exercise	Expiration
Name	Exercisable		Unexercisable		Options (#)		Price ($)	Date
Glenn M. Dobbs	150,000	(1)	—		150,000	(1)	0.54		(2)
	100,000	(3)	—		—		0.91		(2)
	100,000	(4)	—		—		0.57		(2)
	—		200,000	(5)	—		0.28	02/12/2021	(2)
	100,000	(6)(11)	—		—		0.20	02/19/2018
	100,000	(7)(11)	—		—		0.20	07/18/2017
	250,000	(8)	—		—		0.20	07/12/2016
	100,000	(10)	—		—		0.20	01/14/2016
Douglas D. Dobbs	100,000	(1)	—		100,000	(1)	0.54		(2)
	100,000	(3)	—		—		0.91		(2)
	100,000	(4)	—		—		0.57		(2)
	—		150,000	(5)	—		0.28	02/12/2021	(2)
	75,000	(6)(11)	—		—		0.20	02/19/2018
	75,000	(7)(11)	—		—		0.20	07/18/2017
	150,000	(8)	—		—		0.20	07/12/2016
	50,000	(9)	—		—		0.20	09/18/2016
	100,000	(10)	—		—		0.20	01/14/2016
Nicole Altenburg	20,000	(11)	—		—		0.54	12/12/2019
	25,000	(11)	—		—		0.91	06/11/2019
	30,000	(4)	—		—		0.57		(2)
	—		50,000	(5)	—		0.28	02/12/2021	(2)
	25,000	(6)(11)	—		—		0.20	02/19/2018
	20,000	(7)(11)	—		—		0.20	07/18/2017
	60,000	(12)	—		—		2.01	07/12/2016
	25,000	(10)	—		—		0.20	01/14/2016

(1)                                 The options vest (i) 50% upon the issuance of the Notice of Availability for the Final Environmental Impact Statement by the USFS and MDEQ for the Montanore Project and (ii) 50% upon the issuance of a Final Record of Decision by the USFS and MDEQ for the Montanore Project. As of the date of this Proxy Statement, 50% of these options had vested on April 1, 2015, the date of issuance of the Notice of Availability for the Final Environmental Impact Statement, and 50% of these options vested on February 12, 2016, the date of issuance of the Final Record of Decision.

(2)                                 The expiration date is the five year anniversary of the vesting date.

(3)                                 The options vest (i) 50% upon the earlier of (x) the issuance of the Final Draft of the Environmental Impact Statement by the USFS and MDEQ for the Montanore Project or (y) November 30, 2014 and (ii) 50% upon the earlier of (x) issuance of a Record of Decision by the USFS and MDEQ for the Montanore Project or (y) April 15, 2015. The options vested 50% on November 30, 2014 and 50% on April 15, 2015.

(4)                                 The options vested (i) 40% on the earlier of an opinion by the US Fish and Wildlife Service for the Montanore Project or December 31, 2013 and (ii) 60% upon the earlier of a final Record of Decision by the USFS and MDEQ for the Montanore Project or June 1, 2014. The options vested 40% on December 31, 2013 and 60% on June 1, 2014.

(5)                                 The stock options vested February 12, 2016, the earlier of (i) the issuance of a Final Record of Decision by the U.S. Forest Service and the Montana Department of Environmental Quality in connection with the Company’s Montanore Project and (ii) May 1, 2016. The options vested 100% on February 12, 2016.

(6)                                 On December 14, 2015, there was an amendment to the exercise price of outstanding options for each Named Executive Officer with an exercise price of $1.05.  The exercise price of such options was amended to $0.20, in the following amounts: (i) Glenn M. Dobbs, 100,000 options; (ii) Douglas D. Dobbs, 75,000 options; and (iii) Nicole Altenburg, 25,000. The options vested 100% on February 19, 2013.

(7)                                 On December 14, 2015, there was an amendment to the exercise price of outstanding options for each Named Executive Officer with an exercise price of $1.19. The exercise price of such options was amended to $0.20, in the following amounts: (i) Glenn M. Dobbs, 100,000 options; (ii) Douglas D. Dobbs, 75,000; and Nicole Altenburg, 20,000. The options vested 100% on July 18, 2012.

(8)                                 On December 14, 2015, there was an amendment to the exercise price of outstanding options for each Named Executive Officer with an exercise price of $2.01. The exercise price of such options was amended to $0.20, in the following amounts: (i) Glenn M. Dobbs, 250,000 options; and (ii) Douglas D. Dobbs, 150,000. The options vested 50% on July 12, 2011 and vested 50% on January 15, 2012.

(9)                                 On December 14, 2015, there was an amendment to the exercise price of outstanding options for Douglas D. Dobbs with an exercise price of $2.41. The exercise price of such options was amended to $0.20 in the following amounts: (i) Douglas D. Dobbs, 50,000. The options vested 100% on September 18, 2011.

(10)                          On December 14, 2015, there was an amendment to the exercise price of outstanding options for each Named

Executive Officer with an exercise price of $1.74. The exercise price of such options was amended to $0.20, in the following amounts: (i) Glenn M. Dobbs, 100,000; (ii) Douglas D. Dobbs, 100,000; and (iii) Nicole Altenburg, 25,000. The options vested 100% on January 14, 2011.

(11)                          These options vested immediately.

(12)                          The options vested 50% on July 12, 2011 and 50% on January 15, 2012.

Option Exercises and Stock Vested

There were no exercises of stock options during 2015 by any Named Executive Officer.

Potential Payments Upon Termination Not in Connection with a Change in Control

The following table shows the potential payments to each of our Named Executive Officers in the event the termination of employment had occurred on December 31, 2015 for reasons other than a change in control. For potential payments due to a change in control, please see “—Potential Payments Upon Termination in Connection with a Change in Control.”

Name	Termination Event	Cash Severance Payment (Salary) ($)	Cash Severance Payment (Bonus) ($)	Health & Welfare Benefits ($)(3)	Total ($)
Glenn M. Dobbs	Disability:	—	—	16,275	16,275
	Death:(1)	92,500	—	—	92,500
	Without Cause or For Good Reason:(2)	370,000	—	16,275	386,275
Douglas D. Dobbs	Disability:	—	—	16,275	16,275
	Death:(1)	58,500	—	—	58,500
	Without Cause or For Good Reason:(2)	234,000	—	16,275	250,275
Nicole Altenburg	Disability:	—	—	16,275	16,275
	Death:(1)	26,500	—	—	26,500
	Without Cause or For Good Reason:	—	—	16,275	16,275

(1)                                 In the event of the executive’s death, his or her estate is entitled to receive 3 months of his or her then current annual salary.

(2)                                 If the employment of the Named Executive Officer is terminated by the Company without “Cause” or by such officer for “Good Reason” (in each case as defined in the Amended and Restated Agreements) but not in connection with a “Change in Control” (as defined in the Amended and Restated Agreements), the cash severance payment consists of a lump sum payment equal to the sum of his then current annual base salary and the amount of the annual bonus, if any, paid by the Company to him for the year before termination.

(3)                                 Represents premium payments for COBRA continuation coverage for health benefits provided by the Company for a period of twenty-four (24) months following December 31, 2015.

Potential Payments Upon Termination in Connection with a Change in Control

The Company entered into the Amended and Restated Agreements, effective January 1, 2012, with Messrs. Glenn M. Dobbs and Douglas D. Dobbs. These Amended and Restated Agreements provide certain benefits upon the termination of the employment of each of Messrs. Glenn Dobbs and Douglas Dobbs with us and under the circumstances specified in such agreements following a “Change in Control” (as defined in the Amended and Restated Agreements). In the event of a “Change in Control,” if the employment of the Named Executive Officer is terminated by the Company without “Cause” or by such officer for “Good Reason,” he will be entitled to receive (i) a lump sum payment equaling three (3) times the sum of his annual base salary plus the amount of annual bonus, if any, paid by the

Company to him for the year before the change in control occurs, (ii) continuing health care coverage for 24 months and (iii) a “Gross-Up Payment,” if applicable, as defined in amended and restated agreements. In addition, all unvested options that are beneficially owned by the Named Executive Officer as of the date of such termination shall vest immediately, and such officer has 90 days following such termination of employment or service to exercise any vested stock options.

The Company entered into an employment agreement, effective May 7, 2007, with Ms. Altenburg. The employment agreement provided that should Ms. Altenburg’s employment be terminated by the Company in connection with a “change in control,” (as defined in the employment agreement) she will be entitled to receive severance payments equal to twenty four (24) months salary.

The following table shows the potential payments to each of our Named Executive Officers in the event of his or her termination of employment due to a change in control. The amounts shown in the table below assume the occurrence of a change of control and one of the triggering termination events on December 31, 2015. These amounts are estimates of the amounts that would have been paid to the Named Executive Officers upon the occurrence of such events. Actual future amounts can only be determined at the time of the Named Executive Officer’s termination of employment.

Name	Termination Event	Cash Severance Payment (Salary) ($)(1)	Cash Severance Payment (Bonus) ($)(1)	Health & Welfare Benefits ($)(2)	Total ($)
Glenn M. Dobbs	Under a Change in Control Without Cause by Company or For Good Reason by Officer:	1,110,000	—	16,275	1,126,275
Douglas D. Dobbs	Under a Change in Control Without Cause by Company or For Good Reason by Officer	702,000	—	16,275	718,275
Nicole Altenburg	Under a Change in Control Without Cause by Company or For Good Reason by Officer	212,000	—	16,275	228,275

(1)                                 Each of Messrs. Glenn Dobbs and Douglas Dobbs is entitled to receive a lump sum payment equaling three (3) times the sum of his annual base salary plus the amount of annual bonus, if any, paid by the Company to him for the year before the change in control occurs. Ms. Altenburg is entitled to receive severance payments equaling twenty-four (24) months salary.

(2)                                 Represents premium payments for COBRA continuation coverage for health benefits provided by the Company for a period of twenty-four (24) months following December 31, 2015.

Director Compensation

Our non-employee director compensation program is designed to enable the Company to attract and retain highly qualified individuals to serve as directors. For the fiscal year ended December 31, 2015, the annual cash retainer received by each of our non-employee directors was $6,250. Our Audit and Finance Committee chair received an additional $1,250 annual cash retainer, and all other Board committee chairs received an additional $750 annual cash retainer. Our non-employee directors also received a fee of $500 for each in-person meeting attended and $62.50 for each telephonic meeting attended. Our non-employee directors were not paid for attending committee meetings. Beginning in 2015, no compensation was paid to our employee directors for their service on the Board.

In addition, each of our non-employee directors has typically been awarded stock options. Non-employee directors may receive discretionary grants of stock awards under our existing equity award plans. There is no guarantee that such discretionary grants will continue in the future.

The following table sets forth information concerning the compensation of the non-employee directors during the fiscal year ended December 31, 2015.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)		All Other Compensation ($)	Total ($)
Roy G. Franklin	$8,375	$9,200	(1)	—	$17,575
Robert L. Russell	$7,875	$9,200	(1)	—	$17,075
Jerry G. Pogue	$7,500	$9,200	(1)	—	$16,700
Russell C. Babcock	$8,375	$9,200	(1)	—	$17,575

(1)                                 Each of the non-employee directors was awarded options to purchase 60,000 shares of Common Stock, at an exercise price of $0.28 per share, on October 27, 2015, which vested February 12, 2016, the earlier of (i) the issuance of a Final Record of Decision by the U.S. Forest Service and the Montana Department of Environmental Quality in connection with the Company’s Montanore Project and (ii) May 1, 2016. The stock options were granted pursuant to a Company equity incentive plan.

On December 14, 2015, there was an amendment to the exercise price of outstanding options for each non-employee director with an exercise price of $1.05.  The exercise price of the 25,000 options held by each non-employee director was amended to $0.20. The options were originally granted on February 19, 2013 and vested 100% on February 19, 2013.

On December 14, 2015, there was an amendment to the exercise price of outstanding options for each non-employee director with an exercise price of $1.19.  The exercise price of the 25,000 options held by each non-employee director was amended to $0.20.  The options were originally granted on July 18, 2012 and vested 100% on July 18, 2012.

On December 14, 2015, there was an amendment to the exercise price of outstanding options for each non-employee director with an exercise price of $1.74.  The exercise price of the 50,000 options held by each non-employee director was amended to $0.20.  The options were originally granted on July 14, 2010 and vested 100% on January 14, 2011.

The value of option awards reflected in the table above does not reflect compensation actually received by our directors or the actual value that may be recognized by our directors with respect to these option awards in the future. Instead, the amount shown is the grant date fair value as computed in accordance with FASB ASC Topic 718 for awards of stock options granted pursuant to the Company’s equity plans. See “Note 9—Stock Options” to our financial statements included in the Original Form 10-K for the assumptions made in calculating the fair value of options awards.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plan Information

As of December 31, 2015, we had outstanding stock options that had been granted under our 2003 Stock Option Plan for employees, officers, consultants, and affiliates of the Company, our 2007 Equity Incentive Plan for employees, directors (including any non-employee directors), consultants, affiliates or persons providing services to the Company, and our 2012 Equity Incentive Plan, all of which were approved by shareholders. The following table contains information, as of the end of our fiscal year ended December 31, 2015, with respect to our 2003 Stock Option Plan, 2007 Equity Incentive Plan and 2012 Equity Incentive Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	5,107,000	$0.57	736,000
Equity compensation plans not approved by security holders	—	N/A	—
Total	5,107,000	$0.57	736,000

Future equity issuance to directors or named executive officers may be made pursuant to our 2007 Equity Incentive Plan or our 2012 Equity Incentive Plan.

Beneficial Ownership

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as indicated by footnote, and except for community property laws where applicable, the persons named in the tables below have sole voting and investment power with respect to all shares of the Common Stock shown as beneficially owned by them. The percentage of beneficial ownership for each holder is based on 31,243,704 shares of Common Stock outstanding as of April 15, 2016 plus, if any, the number of shares of Common Stock underlying options currently exercisable by the holder or exercisable by the holder within 60 days following April 15, 2016.

The following table sets forth information regarding beneficial owners of more than 5% of our Common Stock as of April 15, 2016, except for the Named Executive Officer and director who holds more than 5% of our Common Stock who is included in the subsequent table. The information in these tables is taken from or based upon ownership filings with the SEC made by or on behalf of such persons or upon information provided by or on behalf of such persons to the Company.

Security Ownership of Certain Beneficial Owners

	Shares Beneficially Owned
Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (%)
Silver Wheaton Corp.(1)	2,500,000	8.00%

(1)                                 This information is based on a Schedule 13G filed with the SEC by Silver Wheaton Corp. on November 9, 2007. The address of this reporting person is Suite 3150, 666 Burrard Street, Vancouver, British Columbia V6C 2X8, Canada.

Security Ownership of Directors and Management

The following table contains information about the beneficial ownership of our Common Stock as of April 15, 2016 by:

•                  each of our directors, including the nominees for re-election to the Board of Directors;

•                  each Named Executive Officer; and

•                  all directors and executive officers of the Company as a group.

Name of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)		Percent of Class (%)(3)
Glenn M. Dobbs	3,136,102	(4)	9.06%
Roy G. Franklin	578,238	(5)	1.72%
Robert L. Russell	562,980	(6)	1.58%
Jerry G. Pogue	410,000	(7)	1.24%
Russell C. Babcock	462,644	(8)	1.33%
Douglas D. Dobbs	1,008,025	(9)	2.65%
Nicole Altenburg	229,210	(10)	0.7%
Total of All Executive Officers and Directors (7 individuals)	6,387,199	(11)	16.81%

(1)                                 The address of each of these persons is c/o Mines Management, Inc., 905 West Riverside Avenue, Suite 311 Spokane, Washington 99201.

(2)                                 All shares of Common Stock underlying options included in this table are related to options currently exercisable or exercisable within 60 days following April 15, 2016.

(3)                                 For each holder, based on 31,243,704 shares of Common Stock outstanding as of April 15, 2016 plus, if any, the appropriate number of shares of Common Stock underlying options currently exercisable by such holder or exercisable by such holder within 60 days following April 15, 2016. For the “Total of All Executive Officers and Directors,” the percentage calculation is based on 31,243,704 shares of Common Stock outstanding as of April 15, 2016 plus 3,355,000 shares of Common Stock underlying options currently exercisable or exercisable within 60 days following April 15, 2016.

(4)                                 Consists of (i) 1,986,102 shares of Common Stock and (ii) options to purchase 1,150,000 shares of Common Stock at various exercise prices.

(5)                                 Consists of (i) 168,238 shares of Common Stock and (ii) options to purchase 410,000 shares of Common Stock at various exercise prices.

(6)                                 Consists of (i) 152,980 shares of Common Stock and (ii) options to purchase 410,000 shares of Common Stock at various exercise prices.

(7)                                 Consists of (i) no shares of Common Stock and (ii) options to purchase 410,000 shares of Common Stock at various exercise prices.

(8)                                 Consists of (i) 52,644 shares of Common Stock and (ii) options to purchase 410,000 shares of Common Stock at various exercise prices.

(9)                                 Consists of (i) 108,025 shares of Common Stock and (ii) options to purchase 900,000 shares of Common Stock at various exercise prices.

(10)                          Consists of (i) 44,210 shares of Common Stock and (ii) options to purchase 185,000 shares of Common Stock at various exercise prices.

(11)                          Consists of (i) 2,512,199 shares of Common Stock and (ii) options to purchase 3,875,000 shares of Common Stock at various exercise prices.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE.

Transactions with Related Persons

None.

Director Independence

After review of all relevant transactions or relationships between each director and nominee for director, or any of his or her family members, and the Company, its senior management and its Independent Registered Public Accounting Firm, the Board of Directors has determined that four of the six directors of the Company are independent, as of December 31, 2015 within the meaning of the applicable SEC rules and the NYSE MKT listing standards. Mr. Glenn M. Dobbs, the Chairman of the Board of Directors and Chief Executive Officer of the Company, and Mr. Douglas D. Dobbs, President and Secretary of the Company, are not independent directors.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

Auditor Fees

The following represents fees for professional audit services rendered by Tanner LLC for the fiscal years ended December 31, 2014 and December 31, 2015, for the audit or review of the Company’s financial statements, and fees billed for other services rendered by the firm, during those periods.

Audit Fees.    The aggregate fees billed for professional services rendered by Tanner LLC for the audit of the Company’s annual financial statements for the fiscal years ended December 31, 2014 and 2015 were $61,866 and $65,235, respectively.

Audit-Related Fees.    The Company did not incur any Audit-Related Fees to Tanner LLC in 2014 or 2015.

Tax Fees.    The Company did not incur any Tax Fees to Tanner LLC in 2014 or 2015.

All Other Fees.    The Company incurred no other fees in 2015. The Company incurred $20,063 in other fees in 2014 for services rendered by Tanner LLC in connection with the Company’s registered direct offering of securities

Pre-Approval Policy and Procedures

The Audit and Finance Committee has adopted policies and procedures relating to the pre-approval of all engagement letters and audit and non-audit services that are to be performed by the Company’s registered public accounting firm. This policy generally provides that the Company will not engage its registered public accounting firm to render audit or non-audit services unless the service is specifically approved in advance by the Audit and Finance Committee, subject to any exception under Section 10A of the Exchange Act and any rules promulgated thereunder.

The Audit and Finance Committee may also delegate to any committee member or subcommittee the authority to approve any audit or non-audit services to be provided to the Company by its registered public accounting firm. Any decision by a committee member or subcommittee pursuant to this delegated authority is reported on at the next meeting of the Audit and Finance Committee.

All fees paid to Tanner LLC in 2015 were pre-approved by the Audit and Finance Committee.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(3)                  The following exhibits are filed with this Amendment No. 1 to Annual Report on Form 10-K, were previously filed with the Original Form 10-K, or are hereby incorporated by reference.

EXHIBITS

Exhibit Number		Description of Exhibits
3.1		Articles of Incorporation of Mines Management, Inc. (1)
3.2		Articles of Amendment to the Articles of Incorporation of Mines Management, Inc. (dated June 18, 2009)(2)
3.3		Articles of Amendment to the Articles of Incorporation of Mines Management, Inc. (dated June 24, 2014)(3)
3.4		Bylaws of Mines Management, Inc.(4)
3.5		First Amendment to Bylaws of Mines Management, Inc.(5)
4.1		Specimen of Certificate of Common Stock, par value $0.001.(6)
4.2		Registration Rights Agreement dated October 21, 2005.(7)
4.3		Registration Rights Agreement dated November 2, 2007 between Mines Management, Inc. and Silver Wheaton Corp.(8)
4.4		Amendment No. 1 to Registration Rights Agreement dated March 12, 2008 between Mines Management, Inc. and Silver Wheaton Corp.(9)
4.5		Form of Warrant.(10)
10.1		Right of First Refusal Agreement dated November 2, 2007 between Mines Management, Inc. and Silver Wheaton Corp.(8)
10.2	+	Employment Agreement dated December 28, 2011 between Mines Management, Inc. and Douglas Dobbs.(11)
10.3	+	Employment Agreement dated December 28, 2011 between Mines Management, Inc. and Glenn M. Dobbs.(11)
10.4	+	Employment Agreement dated May 7, 2007 between Mines Management, Inc. and Nicole Altenburg.(12)
10.5	+	Mines Management, Inc., 2003 Stock Option Plan, as amended.(13)(14)
10.6	+	Mines Management, Inc. 2007 Equity Incentive Plan.(15)
10.7	+	Mines Management, Inc. 2012 Equity Incentive Plan.(18)
10.8		Rights Agreement, dated June 18, 2009, between Mines Management, Inc. and Computershare Trust Company, N.A.(16)
10.9		Exploration Earn-In Agreement dated March 2, 2012 between Estrella Gold Corporation, Mines Management, Inc. and Minera Montanore Peru S.A.C.(12)
10.10		Placement Agent Agreement, dated as of July 25, 2014, between Mines Management, Inc. and Roth Capital Partners, LLC.(10)
10.11		Form of Securities Purchase Agreement.(10)
10.12	*	Bill of Sale of Equipment, dated October 6, 2015, between Mines Management, Inc. and Amalgamated Mining Inc.
10.13	*	Bill of Sale of Equipment, dated October 21, 2015, between Mines Management, Inc. and Amalgamated Mining Inc.
14		Code of Ethics.(17)
21	#	Subsidiaries of the Registrant.
23.1	#	Consent of Tanner LLC.
23.2	#	Consent of Mine Development Associates, Inc.
23.3	#	Consent of Mine and Quarry Engineering Services, Inc.
31.1	#	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14(a) and Rule 15d- 14(a)(Section 302 of the Sarbanes-Oxley Act of 2002) .

Exhibit Number		Description of Exhibits
31.2	#	Certification of Principal Financial Officer of Periodic Report pursuant to Rule 13a-14(a) and Rule 15d-14(a)(Section 302 of the Sarbanes-Oxley Act of 2002).
31.3	*	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14(a) and Rule 15d- 14(a)(Section 302 of the Sarbanes-Oxley Act of 2002).
31.4	*	Certification of Principal Financial Officer of Periodic Report pursuant to Rule 13a-14(a) and Rule 15d-14(a)(Section 302 of the Sarbanes-Oxley Act of 2002).
32.1	#	Certificate of Chief Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
32.2	#	Certificate of Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
101	#

The following financial information from Mines Management, Inc.’s Annual Report on form 10-K for the year ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2015 and December 31, 2014; (ii) Consolidated Statements of Operations for the years ended December 31, 2015 and December 31, 2014; (iii) Consolidated Statements of Comprehensive Loss for the years ended December 31, 2015 and December 31, 2014; (iv) Consolidated Statements of Stockholders’ Equity from December 31, 2013 through December 31, 2015; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2015 and December 31, 2014; and (vi) Notes to Consolidated Financial Statements, detail tagged.

*                                         Filed herewith.

**                                  Furnished herewith.

+                                         Denotes a management contract or compensatory plan or arrangement.

#                                         Filed or furnished with the Original Form 10-K.

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

(8)         Incorporated by reference to Form 10-Q filed November 8, 2007.

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

(15)  Incorporated by reference to Proxy Statement on Schedule 14A filed April 21, 2008.

(16)  Incorporated by reference to Form 8-K filed June 19, 2009.

(17)  Incorporated by reference to Form 8-K filed December 8, 2008.

(18)  Incorporated by reference to Proxy Statement on Schedule 14A filed April 30, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed April 28, 2016 on its behalf by the undersigned, thereunto duly authorized.

MINES MANAGEMENT, INC.
Registrant

By:	/s/ GLENN M. DOBBS
	By:	Glenn M. Dobbs
Chief Executive Officer and Chairman

EXHIBIT INDEX

Exhibit Number		Description of Exhibits
3.1		Articles of Incorporation of Mines Management, Inc. (1)
3.2		Articles of Amendment to the Articles of Incorporation of Mines Management, Inc. (dated June 18, 2009)(2)
3.3		Articles of Amendment to the Articles of Incorporation of Mines Management, Inc. (dated June 24, 2014)(3)
3.4		Bylaws of Mines Management, Inc.(4)
3.5		First Amendment to Bylaws of Mines Management, Inc.(5)
4.1		Specimen of Certificate of Common Stock, par value $0.001.(6)
4.2		Registration Rights Agreement dated October 21, 2005.(7)
4.3		Registration Rights Agreement dated November 2, 2007 between Mines Management, Inc. and Silver Wheaton Corp.(8)
4.4		Amendment No. 1 to Registration Rights Agreement dated March 12, 2008 between Mines Management, Inc. and Silver Wheaton Corp.(9)
4.5		Form of Warrant.(10)
10.1		Right of First Refusal Agreement dated November 2, 2007 between Mines Management, Inc. and Silver Wheaton Corp.(8)
10.2	+	Employment Agreement dated December 28, 2011 between Mines Management, Inc. and Douglas Dobbs.(11)
10.3	+	Employment Agreement dated December 28, 2011 between Mines Management, Inc. and Glenn M. Dobbs.(11)
10.4	+	Employment Agreement dated May 7, 2007 between Mines Management, Inc. and Nicole Altenburg.(12)
10.5	+	Mines Management, Inc., 2003 Stock Option Plan, as amended.(13)(14)
10.6	+	Mines Management, Inc. 2007 Equity Incentive Plan.(15)
10.7	+	Mines Management, Inc. 2012 Equity Incentive Plan.(18)
10.8		Rights Agreement, dated June 18, 2009, between Mines Management, Inc. and Computershare Trust Company, N.A.(16)
10.9		Exploration Earn-In Agreement dated March 2, 2012 between Estrella Gold Corporation, Mines Management, Inc. and Minera Montanore Peru S.A.C.(12)
10.10		Placement Agent Agreement, dated as of July 25, 2014, between Mines Management, Inc. and Roth Capital Partners, LLC.(10)
10.11		Form of Securities Purchase Agreement.(10)
10.12	*	Bill of Sale of Equipment, dated October 6, 2015, between Mines Management, Inc. and Amalgamated Mining Inc.
10.13	*	Bill of Sale of Equipment, dated October 21, 2015, between Mines Management, Inc. and Amalgamated Mining Inc.
14		Code of Ethics.(17)
21	#	Subsidiaries of the Registrant.
23.1	#	Consent of Tanner LLC.
23.2	#	Consent of Mine Development Associates, Inc.
23.3	#	Consent of Mine and Quarry Engineering Services, Inc.
31.1	#	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14(a) and Rule 15d- 14(a)(Section 302 of the Sarbanes-Oxley Act of 2002) .
31.2	#	Certification of Principal Financial Officer of Periodic Report pursuant to Rule 13a-14(a) and Rule 15d-14(a)(Section 302 of the Sarbanes-Oxley Act of 2002).
31.3	*	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14(a) and Rule 15d- 14(a)(Section 302 of the Sarbanes-Oxley Act of 2002).
31.4	*	Certification of Principal Financial Officer of Periodic Report pursuant to Rule 13a-14(a) and Rule 15d-14(a)(Section 302 of the Sarbanes-Oxley Act of 2002).
32.1	#	Certificate of Chief Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
32.2	#	Certificate of Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

Exhibit Number		Description of Exhibits
101	#

The following financial information from Mines Management, Inc.’s Annual Report on form 10-K for the year ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2015 and December 31, 2014; (ii) Consolidated Statements of Operations for the years ended December 31, 2015 and December 31, 2014; (iii) Consolidated Statements of Comprehensive Loss for the years ended December 31, 2015 and December 31, 2014; (iv) Consolidated Statements of Stockholders’ Equity from December 31, 2013 through December 31, 2015; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2015 and December 31, 2014; and (vi) Notes to Consolidated Financial Statements, detail tagged.

*                                         Filed herewith.

**                                  Furnished herewith.

+                                         Denotes a management contract or compensatory plan or arrangement.

#                                         Filed or furnished with the Original Form 10-K.

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

(8)         Incorporated by reference to Form 10-Q filed November 8, 2007.

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