Form 10-Q
period 2016-03-31
MINES MANAGEMENT INC
filed 2016-05-16
CIK 66649

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

At May 13, 2016, 31,643,704 common shares, par value $0.001 per share, were issued and outstanding.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

Information contained in or incorporated by reference into this Quarterly Report on Form 10-Q may contain forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995.  The use of any of the words “development”, “anticipate”, “continues”, “estimate”, “expect”, “may”, “project”, “should”, “believe”, or similar expressions are intended to identify such statements.  Forward-looking statements included in this report relate to, among other things, comments regarding further exploration and evaluation of the Montanore Project, including drilling activities, engineering and environmental studies, environmental, reclamation and permitting requirements and the process and timing and the costs associated with the foregoing; the process and timing associated with the Montanore Project permitting process, financing needs, including the financing required to fund the Company’s ongoing activities, sources of financing and the effect of existing and future financing structures on future financing or business combination transactions; planned expenditures and cash requirements for the remaining three quarters of 2016; the potential effect the Company’s current litigation may have on its planned operation; and future plans relating to the potential structures for continued exploration and potential development of the Montanore deposit.  We believe the expectations reflected in those forward-looking statements are reasonable.  However, we cannot assure that the expectations will prove to be correct.  Certain cautionary statements are also included elsewhere in this report, including, without limitation, in conjunction with the forward-looking statements.  All forward-looking statements speak only as of the date made.  All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements.  Except as required by law, we undertake no obligation to update any forward-looking statements.  Factors that could cause actual results to differ materially from our expectations include, among others, those factors referenced in the “Risk Factors” section of this report and our Annual Report on Form 10-K for the year ended December 31, 2015 and such things as:

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

MINES MANAGEMENT, INC.

FORM 10-Q

QUARTER ENDED MARCH 31, 2016

PART I— FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

i

Mines Management, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
	2016	2015
Assets
CURRENT ASSETS:
Cash and cash equivalents	$393,244	$1,203,048
Interest receivable	406	4,459
Prepaid expenses and deposits	289,550	335,201
Total current assets	683,200	1,542,708

PROPERTY AND EQUIPMENT:
Buildings and leasehold improvements	836,454	836,454
Equipment	1,922,038	1,922,038
Office equipment	344,657	344,657
	3,103,149	3,103,149
Less accumulated depreciation	2,661,168	2,627,864
	441,981	475,285
OTHER ASSETS:
Available-for-sale securities	2,144	975
Reclamation deposits	1,184,966	1,184,966
	1,187,110	1,185,941
	$2,312,291	$3,203,934
Liabilities and Stockholders’ Equity
CURRENT LIABILITIES:
Accounts payable	$434,630	$389,973
Payroll and payroll taxes payable	33,551	13,756
Dividends payable	46,401	52,890
Total current liabilities	514,582	456,619

LONG-TERM LIABILITIES:
Asset retirement obligation	534,666	528,250
Total liabilities	1,049,248	984,869

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred shares — no par value, 10,000,000 shares authorized; Series B 6% convertible preferred shares — $1,000 stated value, 3,093 and 3,526 shares issued and outstanding, respectively	3,093,370	3,526,000
Common shares — $0.001 par value, 100,000,000 shares authorized; 30,893,704 and 29,814,040 shares issued and outstanding, respectively	30,894	29,814
Additional paid-in capital	88,486,591	87,949,096
Accumulated deficit	(90,338,791)	(89,275,655)
Accumulated other comprehensive losses	(9,021)	(10,190)
Total stockholders’ equity	1,263,043	2,219,065
	$2,312,291	$3,203,934

See accompanying notes to condensed consolidated financial statements.

Mines Management, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	March 31,
	2016	2015
OPERATING EXPENSES:
General and administrative	$450,257	$551,902
Technical services	302,410	422,958
Depreciation	33,304	27,837
Legal, accounting, and consulting	213,740	465,624
Fees, filing, and licenses	13,868	47,800
Total operating expenses	1,013,579	1,516,121
LOSS FROM OPERATIONS	(1,013,579)	(1,516,121)
OTHER INCOME:
Interest income	574	2,108
NET LOSS	(1,013,005)	(1,514,013)
CUMULATIVE PREFERRED STOCK DIVIDENDS	(50,131)	(52,890)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(1,063,136)	$(1,566,903)
NET LOSS PER SHARE (basic and diluted)	$(0.03)	$(0.05)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (basic and diluted)	30,504,213	29,814,040

See accompanying notes to condensed consolidated financial statements.

Mines Management, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

	Three Months Ended
	March 31,
	2016	2015
Net Loss	$(1,013,005)	$(1,514,013)
Adjustment to net unrealized loss on marketable securities	1,169	980
COMPREHENSIVE LOSS	$(1,011,836)	$(1,513,033)

See accompanying notes to condensed consolidated financial statements.

Mines Management, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,013,005)	$(1,514,013)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	75,945	127,800
Depreciation	33,304	27,837
Accretion of asset retirement obligation	6,416	6,046
Changes in assets and liabilities:
Interest receivable	4,053	3,406
Prepaid expenses and deposits	45,651	46,385
Accounts payable	44,657	131,220
Payroll and payroll taxes payable	19,795	15,440
Net cash used in operating activities	(783,184)	(1,155,879)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sales of common stock	30,000	—
Cumulative preferred stock dividends	(56,620)	(52,890)
Net cash used in financing activities	(26,620)	(52,890)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(809,804)	(1,208,769)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,203,048	3,862,462
CASH AND CASH EQUIVALENTS, END OF PERIOD	$393,244	$2,653,693
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
Accrual of cumulative preferred stock dividends	$46,401	$52,890
Preferred shares converted to common shares	$432,630	$—

See accompanying notes to condensed consolidated financial statements.

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Nature of Operations:

Mines Management, Inc. (the Company) is an Idaho corporation incorporated in 1947.  The Company acquires, explores, and develops mineral properties in North America.  The Company’s principal mineral property interest, the Montanore Project, is held by its wholly owned subsidiaries, Newhi Inc. and Montanore Minerals Corp.  The Company’s properties, including the Montanore property, are currently in the exploration stage; none of its properties are currently in production.  The Company continues acquiring various permits for the Montanore Project and is determining its feasibility for development.  The Company’s business, operations and financial condition are subject to significant risks and uncertainties, including failing to secure additional funding to continue our business and execute our planned advanced evaluation and delineation drilling program at the Montanore Project.

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

The preparation of financial statements in accordance with U.S. GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company’s condensed consolidated financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions, which could have a material effect on the reported amounts of the Company’s consolidated financial position and results of operations. Operating results for the three month period ended March 31, 2016 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2016.

For further information, refer to the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

(a) Going concern

The accompanying condensed consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern and do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. The Company is an exploration stage company and has incurred losses since the inception of its exploration stage.  The Company does not have sufficient cash to fund normal operations through the end of the second quarter of 2016 without raising additional funds. The Company currently does not have a recurring source of revenue sufficient to fund normal operations and its ability to continue as a going concern is dependent on the Company’s ability to secure sufficient funding for its future exploration and working capital requirements, which may include the sale of its equity or debt securities, borrowing, or the sale of all or part of the Montanore project.  There can be no assurance that the Company will succeed in securing additional funding on terms acceptable to the Company or at all, or in generating future profitable operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

(b)Mining properties, exploration and development costs

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

(c)Fair value measurements

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

(d)Stock compensation

The Company measures and records the costs of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, recognized over the period during which an employee is required to provide services in exchange for such award.  Compensation cost is recognized for awards granted and for awards modified, repurchased or cancelled.

(e)Net loss per share

Basic earnings or loss per share is computed on the basis of the weighted average number of shares outstanding during the period.  Diluted earnings or loss per share is calculated on the basis of the weighted average number of shares outstanding during the period plus the effect of potential dilutive shares during the period.  Potential dilutive shares include outstanding stock options and warrants.  For periods in which a net loss is reported, potential dilutive shares are excluded because they are antidilutive.  Therefore, basic loss per share is the same as diluted loss per share for the periods ended March 31, 2016 and 2015.

(f)Recent Accounting Pronouncements

In August 2014, the FASB issued Accounting Standars Update No. 2014-15, Disclosure of Uncertainties about an Entitiy’s Ability to Continue as a Going Concern, which defines management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. This guidance is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter.  Adoption of this update is expected to affect only the presentation and disclosures of the Company’s consolidated financial statements.

In February 2016, the FASB issued a new standard, Leases (ASC 842). Under the new guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than twelve months and to disclose key information about leasing arrangements. This guidance is effective for fiscal years beginning after December 15, 2018. The Company is not able to reasonably estimate the impact on the Company's consolidated financial statements at this time.

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Compensation – Stock Compensation:  Improvements to Employee Share-Based Payment Accounting, which is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows, and forfeitures.  This guidance is effective for years ending after December 31, 2016.  The Company is currently assessing the impact, if any, on its consolidated financial statements.

(g)Subsequent events

The Company evaluated events and transactions subsequent to the balance sheet date of March 31, 2016 for potential recognition or disclosure in the condensed consolidated financial statements.

NOTE 2 — CERTIFICATE OF DEPOSIT:

The Company has a certificate of deposit in the amount of $1,124,055 pledged as security for a Letter of Credit to the Montana Department of Environmental Quality as a reclamation guarantee for the Montanore expansion evaluation program.  This certificate matures on January 3, 2017, bears interest at the rate of 0.15% and renews automatically each year.  This certificate of deposit is included with reclamation deposits on the Condensed Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015.

NOTE 3 — AVAILABLE-FOR-SALE SECURITIES:

Available-for-sale securities are comprised of common stocks which have been valued using quoted market prices in active markets.  The following table summarizes the Company’s available-for-sale securities:

	March 31,	December 31,
	2016	2015
Cost	$11,165	$11,165
Unrealized Losses	(9,021)	(10,190)
Fair Market Value	$2,144	$975

NOTE 4 — FAIR VALUE MEASUREMENTS:

The following table summarizes the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2016, and the fair value calculation input hierarchy level determined to apply to each asset and liability category. Quoted market prices were used to determine the fair value of available-for-sale securities. The Company has no financial assets or liabilities that are measured at fair value on a nonrecurring basis.

			Input
	March 31,	December 31,	Hierarchy
	2016	2015	Level
Assets:
Available-for-sale securities	$2,144	$975	Level 1
Liabilities:
Asset retirement obligation	$534,666	$528,250	Level 3

The following table presents the fair value reconciliation of Level 3 liabilities measured at fair value during the three months ended March 31, 2016 and 2015:

	Asset Retirement Obligation
	2016	2015
Balance January 1	$528,250	$503,279
Accretion expense	6,416	6,046
Balance March 31	$534,666	$509,325

NOTE 5 — CONCENTRATION OF CREDIT RISK:

The Company maintains most of its cash and cash equivalents in one financial institution.  To date, the Company has not experienced a material loss or lack of access to its invested cash or cash equivalents; however, no assurance can be provided that access to the Company’s invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets. The total uninsured bank deposit balance on the Company’s bank statements was approximately $1,279,000 as of March 31, 2016.

NOTE 6 — STOCKHOLDERS’ EQUITY:

Preferred Shares:

During July 2014, the Company sold to one investor 4,000 units consisting of one share of the Company’s Series B convertible preferred stock, no par value, and a warrant to purchase the Company’s common stock, par value $0.001 per share, at a stated value of $1,000 per unit.  Each share of Series B convertible preferred stock is immediately convertible into shares of common stock at a conversion rate of approximately 1,271 shares of common stock for each share of Series B convertible preferred stock (equivalent to a conversion price of $0.7866 per share of common stock).  The conversion rate is subject to downward adjustment upon the Company issuing or selling shares of the Company’s common stock for a per share price less than the applicable conversion rate.  The offering yielded gross proceeds, before offering expenses, of $4.0 million (net proceeds of $3.5 million after deducting placement agent and investor fees and expenses and other offering expenses).  The preferred stock has no voting rights but will entitle the holders to receive cumulative dividends at the rate of 6% per annum per share, payable quarterly.  The dividends are payable in either cash or common stock at the Company’s discretion.  As of March 31, 2016, 906.63 shares of the Series B 6% convertible preferred stock had been converted into 1,152,592 shares of common stock.  Upon the occurrence of certain events the Company believes are within its control, the holders of the preferred shares may have the option to redeem or convert them into common shares or increase the dividend rate to 18% per annum.

Warrants:  Each warrant is immediately exercisable and allows the holder to purchase approximately 636 shares of the Company’s common stock.  The warrants are not listed on a national securities exchange and do not have the rights or privileges of a holder of common stock, including any voting rights, until the holder exercises the warrant.  Upon the occurrence of a Fundamental Transaction, as defined in the warrant, the Company or its successor may be required to purchase the unexercised portion of the warrant from the warrant holder.  The following table sets forth the exercise price and expiration date of the outstanding common stock purchase warrants as of March 31, 2016.

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

NOTE 7 — STOCK OPTIONS:

For a description of the Company’s Equity Incentive Plans, refer to the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. A summary of the option activity under the Company’s Equity Incentive Plans as of March 31, 2016, and changes during the period then ended, is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining
	Number of	Exercise	Contractual	Aggregate
	Options	Price	Term	Intrinsic Value
Outstanding at January 1, 2016	5,107,000	$0.57
Exercised	(784,000)	$0.21
Forfeited or expired	(50,000)	$0.20
Outstanding and exercisable at March 31, 2016	4,273,000	$0.63	2.86	$414,000

The fair value for each option award is estimated at the date of grant using the Black-Scholes option-pricing model. Volatility for the periods presented is based on the historical volatility of the Company’s common shares over the expected life of the option. The risk-free rate for periods within the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The Company does not foresee the payment of dividends in the near term. There were no options granted during the three month periods ended March 31, 2016 and 2015.

During the three months ended March 31, 2016, there were 784,000 stock options exercised with a weighted average exercise price of $0.21 and a total intrinsic value of $99,018. During the three months ended March 31, 2015 there were no stock options exercised.

A summary of the status of the Company’s nonvested options as of March 31, 2016 and changes during the period then ended is presented below:

		Weighted-Average
	Number of	Grant-Date
	Options	Fair Value
Nonvested at January 1, 2016	990,000	0.16
Vested	(990,000)	0.16
Nonvested at March 31, 2016	—	—

As of March 31, 2016, there was no unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Company’s Equity Incentive Plans.

Total compensation costs recognized for stock-based employee compensation awards was $75,945 and $127,800 for the 1threemonthsended March 31, 2016 and 2015, respectively. These costs were included in general and administrative expenses and technical services and exploration expenses on the Condensed Consolidated Statements of Operations. Total costs recognized for stock-based compensation awards for services performed by outside parties were $29,400 and $0 during the three months ended March 31, 2016 and 2015, respectively.  Cash received from options exercised under all share-based payment arrangements during the three months ended March 31, 2016 and 2015 was $30,000 and $0, respectively.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2015, as well as with the financial statements and related notes and the other information appearing elsewhere in this report.  As used in this report, unless the context otherwise indicates, references to “we,” “our,” the “Company” and “us” refer to Mines Management, Inc. and its subsidiaries collectively.

Mines Management, Inc. is an exploration stage company with a large silver-copper project, the Montanore Project, located in northwestern Montana.  The Montanore Project continues to be the Company’s main focus.  During 2016, the Company has continued to plan for the advanced exploration and delineation drilling program at the Montanore Project, to pursue federal and state agency permitting approvals and to seek financing or strategic alternatives.

Overview

•

The Company’s cash reserves as of March 31, 2016, are insufficient to continue operations through the end of the second quarter of 2016.  The Company is seeking financing and other strategic alternatives.  There can be no assurance that the Company will be successful in obtaining financing or entering into another type of transaction that will permit it to continue its business, or that the terms of any such financing or transaction would not make future financings or transactions more difficult or otherwise limit the Company’s flexibility or opportunities in the future.  Although third parties have expressed interest in various transactions regarding the Company or the Montanore Project, and the Company has solicited indications of interest from third parties, to date no such transaction has occurred.

•

On July 1, 2015, the Company received a letter from NYSE MKT LLC (“NYSE MKT” or the “Exchange”) stating that it is not in compliance with the continued listing standards as set forth in Section 1003(a)(i-iv) of the NYSE MKT Company Guide (the “Company Guide”). In order to maintain its listing, the Company submitted a plan on August 3, 2015, in accordance with the Exchange’s requirement, which addressed how it intended to regain compliance with the financial impairment standards set forth in Section 1003(a)(iv) of the Company Guide by December 31, 2015 and the equity standards set forth in Section 1003(a)(i)-(iii) of the Company Guide by December 31, 2016.  During September 2015, the NYSE MKT accepted the Company’s compliance plan and granted the Company until September 30, 2015 to regain compliance with the financial impairment standards.  On October 21, 2015, the NYSE MKT notified the Company that the Company had made a reasonable demonstration of its ability to regain compliance with financial impairment standards by the end of the revised plan period of December 31, 2015.  In January 2016, the NYSE MKT granted the Company a further extension to regain compliance with financial impairment standards to March 31, 2016.  In April 2016, the NYSE MKT granted the Company an additional extension to June 30, 2016 because the Company had made a reasonable demonstration of its ability to regain compliance with Section 1003(a)(iv) of the NYSE MKT Company Guide by the end of the revised plan period.

•

The U.S. Forest Service (“USFS”) and the Montana Department of Environmental Quality (“MDEQ”) both issued Records of Decision (“RODs”) on February 12, 2016, providing approval for development of the Montanore Project contingent upon meeting subsequent analyses, permitting milestones, and environmental mitigation requirements.

Montanore Permitting and Environmental

Final Environmental Impact Statement and Record of Decision

After more than ten years of data collection, analyses, and public involvement, the completed Final Environmental Impact Statement (“FEIS”) describes the modifications to the proposed Montanore Project that the agencies consider appropriate to minimize environmental impact utilizing mitigation measures and monitoring requirements.  The USFS and MDEQ both issued their RODs on February 12, 2016 providing approval for development of the project contingent upon meeting subsequent analyses, permitting milestones, and environmental mitigation requirements, including meeting permit conditions for both the USFS authorization and the Amendment to Hardrock Operating Permit 150.

Hardrock Operating Permit

The Company currently holds Permit 150 (Hardrock Operating Permit) which has remained active since its issuance in 1993.  Permit 150 was amended with the issuance of the RODs on February 12, 2016, authorizing the Company to conduct exploration activities.

MPDES Permit

The Company currently holds Montana Pollutant Discharge Elimination System (“MPDES”) Permit #0030279 that authorizes wastewater discharge from the project.  The project is currently operating under an administratively extended permit which is valid until the FEIS, ROD, and an amended MPDES Permit is issued for the project.  A draft MPDES permit amendment was issued and public notice filed announcing a public review process during 2015.  The agency assessed the comments received during the public review process and analyzed any changes necessary to the draft permit.  The Company anticipates the MPDES permit amendment to be issued during 2016.

Section 404 Permit

The U.S. Army Corps of Engineers (“USACE”) has authority over jurisdictional waters of the U.S. and must complete an analysis of potential project discharges of dredged or fill material into water of the United States, including wetlands. These discharges are regulated by Section 404 of the Clean Water Act which requires a permit before dredged or fill material may be discharged that is required for construction of the tailings facility. In 2012, the USACE completed a jurisdictional determination on the proposed tailings impoundment site. This process required extensive aquatic habitat data. The Company completed a compensatory mitigation plan for aquatic resources affected by the proposed tailings impoundment which was accepted by the USACE as complete during 2014.  It is anticipated the USACE will make a permit decision during 2016.

The State of Montana must certify the USACE Section 404 authorization through the 401 certification process before the USACE can issue a permit. The State has been involved throughout the 404 review process and has continued to work with the USACE during 2016. The Company expects that the 404 permit will be issued in 2016.

Other Permits

The MDEQ continues to work on water rights, transmission line permits, and other minor regulatory reviews that will be required to gain approval for the project.  Under the State of Montana’s regulations, the Company expects these permits to be issued in 2016.

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

Quarter Ended March 31, 2016

The Company reported a net loss of $1.0 million for the quarter ended March 31, 2016 compared to $1.5 million for the quarter ended March 31, 2015.  The most significant differences in operating expenditures between those two quarters include: (i) a $0.1 million decrease in general and administrative expenses primarily due to a decrease in stock compensation during 2016, (ii); a decrease of $0.1 million in technical expenses in 2016 primarily due to the completion of the FEIS and issuance of the records of decision, which resulted in fewer fees paid to the contractors working on obtaining and maintaining project approvals and permits as well as a reduction in the baseline studies associated with the Environmental Impact Study, and (iii) a $0.3 million decrease in legal, accounting and consulting fees primarily associated with the conclusion of a litigation matter in the third quarter of 2015 as described in Part II, Item 1, Legal Proceedings.

Liquidity

During the three months ended March 31, 2016, the net cash used in operating activities was approximately $0.8 million, which was $0.4 million less than the net cash used in operating activities during the same period in the prior year.  Net cash utilized by financing activities during 2016 included approximately $0.1 million cumulative preferred stock dividends paid.  The Company’s cash and cash equivalents decreased from $1.2 million at December 31, 2015 to approximately $0.4 million at March 31, 2016.

We do not currently have enough cash on hand to fund ongoing operating expenses through the end of the second quarter of 2016.  Additional financing will be required to continue operations as a going concern and to complete the evaluation drilling program and a bankable feasibility study.   If we are successful in raising sufficient additional financing, we anticipate expenditures of approximately $3.3 million for the final three quarters of 2016, which we expect to consist of approximately $0.6 million each quarter for ongoing operating and general administrative expenses and $0.5 million in each quarter for care and maintenance of the Montanore Project, including environmental costs required to monitor the Montanore Project during 2016.  If we were to be successful in raising sufficient additional financing, in addition to the activities described above and providing we receive regulatory approvals, we may engage in additional activities related to the advancement of the Montanore Project in preparation for the evaluation phase.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 4.CONTROLS AND PROCEDURES

Our management, with the participation of the Company’s Chief Executive Officer and the Company’s Controller and Principal Financial Officer, has evaluated the Company’s disclosure controls and procedures as of March 31, 2016.  Based upon this evaluation, the Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures are appropriately designed and were effective as of March 31, 2016 to give reasonable assurances that the information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is also accumulated and communicated to the Company’s management, including its Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2016 that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

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

ITEM 1A.RISK FACTORS

In addition to the risk factors set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, investors should consider carefully the following risk factors.

We will require additional external financing to fund our continuing business activities in the future and the terms of any such financing, if obtained, may have negative effects on our flexibility and future transactions.

As of March 31, 2016, we had $0.4 million in cash and cash equivalents. We do not have enough cash on hand to fund our business and operations through the end of the second quarter of 2016.  External funding will be required for the Company to continue its business and operations.  We plan to continue our efforts to secure external financing but we presently do not have agreements from any source under which such financing will be received. There can be no assurance that the Company will be successful in obtaining financing or entering into a strategic transaction that will permit it to continue its business, or that the terms of any such financing or transaction would not make future financings or transactions more difficult or otherwise limit the Company’s flexibility or opportunities in the future.  There can be no assurance that any financing obtained will not be highly dilutive to existing stockholders.  In addition, it is uncertain that the amount of any available financing would enable the Company to continue its business and operations for more than a few months. If no additional funding can be secured, we may not be able to remain in business or to complete a transaction with respect to the Montanore Project or any other transaction.  If a financing involves the sale of equity securities at the current market price or at a discount to the current market price, the conversion price of the our existing convertible preferred stock would be adjusted downward to equal the sale price of the financing, resulting in an increase in the number of shares of common stock issuable on conversion of the convertible preferred stock.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.MINE SAFETY DISCLOSURES

None.

ITEM 5.OTHER INFORMATION

None.

ITEM 6.EXHIBITS

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

MINES MANAGEMENT, INC.

Date: May 16, 2016	By:	/s/ Glenn M. Dobbs
Glenn M. Dobbs
Chief Executive Officer

Date: May 16, 2016	By:	/s/ Nicole Altenburg
Nicole Altenburg
Principal Financial Officer