Form 10-Q
period 2016-06-30
MINES MANAGEMENT INC
filed 2016-08-15
CIK 66649

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

At August 15, 2016, 36,118,970 common shares, par value $0.001 per share, were issued and outstanding.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

Information contained in or incorporated by reference into this Quarterly Report on Form 10-Q may contain forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995.  The use of any of the words “development”, “anticipate”, “continues”, “estimate”, “expect”, “may”, “project”, “should”, “believe”, or similar expressions are intended to identify such statements.  Forward-looking statements included in this report relate to, among other things, comments regarding further exploration and evaluation of the Montanore Project, including drilling activities, engineering and environmental studies, environmental, reclamation and permitting requirements and the process and timing and the costs associated with the foregoing; the process and timing associated with the Montanore Project permitting process, financing needs, including the financing required to fund the Company’s ongoing activities, sources of financing and the effect of existing and future financing structures on future financing or business combination transactions; planned expenditures and cash requirements for the remaining two quarters of 2016; the potential effect the Company’s current litigation may have on its planned operation; the merger and other transactions contemplated by the merger agreement; and future plans relating to the potential structures for continued exploration and potential development of the Montanore deposit.  We believe the expectations reflected in those forward-looking statements are reasonable.  However, we cannot assure that the expectations will prove to be correct.  Certain cautionary statements are also included elsewhere in this report, including, without limitation, in conjunction with the forward-looking statements.  All forward-looking statements speak only as of the date made.  All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements.  Except as required by law, we undertake no obligation to update any forward-looking statements.  Factors that could cause actual results to differ materially from our expectations include, among others, those factors referenced in the “Risk Factors” section of this report and our Annual Report on Form 10-K for the year ended December 31, 2015 and such things as:

•	whether and when the business combination transaction with Hecla will be completed;

•	Mines Management's ability to meet expectations regarding the timing, completion and accounting and tax treatments of the merger;

•	the ability of Mines Management and the other parties to the merger agreement to consummate the transaction;

•	the conditions to the completion of the transaction, including the receipt of approval and adoption of Mines Management's stockholders;

•	the nature, cost and outcome of pending and future litigation and other legal proceedings, including any such proceedings related to the merger and instituted against Mines Management;

•	the need for additional financing to continue our business and complete the underground evaluation program and whether such financing will be available on acceptable terms or at all;

•	terms of proposals the Company may receive relating to the acquisition or joint venture development of the Montanore Project;

•	financial market conditions and the availability of financing, or its availability on terms acceptable to us;

•	the history of losses, which we expect to continue for the foreseeable future;

•	the potential depressive effect of the potential issuances of common stock or securities exercisable or convertible to common stock on the market price of our common stock;

•	future dilution of shareholders by the exercise of warrants or options, and the depressive effect on the stock price of the existence of a significant number of outstanding warrants and options;

•	the absence of proven or probable reserves, and uncertainty regarding whether reserves will be established at our Montanore Project;

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

MINES MANAGEMENT, INC.

FORM 10-Q

QUARTER ENDED JUNE 30, 2016

PART I— FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

i

Mines Management, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
	2016	2015
Assets
CURRENT ASSETS:
Cash and cash equivalents	$783,759	$1,203,048
Interest receivable	826	4,459
Prepaid expenses and deposits	328,728	335,201
Total current assets	1,113,313	1,542,708

PROPERTY AND EQUIPMENT:
Buildings and leasehold improvements	836,454	836,454
Equipment	1,922,038	1,922,038
Office equipment	344,657	344,657
	3,103,149	3,103,149
Less accumulated depreciation	2,673,628	2,627,864
	429,521	475,285
OTHER ASSETS:
Available-for-sale securities	5,911	975
Reclamation deposits	1,184,966	1,184,966
	1,190,877	1,185,941
	$2,733,711	$3,203,934
Liabilities and Stockholders’ Equity
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$619,061	$389,973
Payroll and payroll taxes payable	40,745	13,756
Dividends payable	1,299	52,890
Term loan payable	1,355,000	—
Total current liabilities	2,016,105	456,619

LONG-TERM LIABILITIES:
Asset retirement obligation	541,161	528,250
Total liabilities	2,557,266	984,869

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred shares — no par value, 10,000,000 shares authorized; Series B 6% convertible preferred shares — $1,000 stated value, 0 and 3,526 shares issued and outstanding, respectively	—	3,526,000
Common shares — $0.001 par value, 100,000,000 shares authorized; 35,857,321 and 29,814,040 shares issued and outstanding, respectively	35,857	29,814
Additional paid-in capital	91,728,505	87,949,096
Accumulated deficit	(91,582,663)	(89,275,655)
Accumulated other comprehensive losses	(5,254)	(10,190)
Total stockholders’ equity	176,445	2,219,065
	$2,733,711	$3,203,934

See accompanying notes to condensed consolidated financial statements.

Mines Management, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
OPERATING EXPENSES:
General and administrative	$365,047	$509,478	$815,304	$1,061,380
Technical services	211,998	418,416	514,408	841,374
Depreciation	12,460	15,565	45,764	43,402
Legal, accounting, and consulting	609,196	291,865	822,936	757,489
Fees, filing, and licenses	12,453	2,560	26,321	50,360
Total operating expenses	1,211,154	1,237,884	2,224,733	2,754,005
LOSS FROM OPERATIONS	(1,211,154)	(1,237,884)	(2,224,733)	(2,754,005)
OTHER INCOME:
Interest, net	(7,492)	1,553	(6,918)	3,661
NET LOSS	(1,218,646)	(1,236,331)	(2,231,651)	(2,750,344)
CUMULATIVE PREFERRED STOCK DIVIDENDS	(25,226)	(52,890)	(75,357)	(105,780)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(1,243,872)	$(1,289,221)	$(2,307,008)	$(2,856,124)
NET LOSS PER SHARE (basic and diluted)	$(0.04)	$(0.04)	$(0.07)	$(0.09)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (basic and diluted)	32,842,905	29,814,040	31,673,559	29,814,040

See accompanying notes to condensed consolidated financial statements.

Mines Management, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net Loss	$(1,218,646)	$(1,236,331)	$(2,231,651)	$(2,750,344)
Adjustment to net unrealized loss on marketable securities	3,767	1,627	4,936	2,607
COMPREHENSIVE LOSS	$(1,214,879)	$(1,234,704)	$(2,226,715)	$(2,747,737)

See accompanying notes to condensed consolidated financial statements.

Mines Management, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,231,651)	$(2,750,344)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	75,945	165,176
Depreciation	45,764	43,402
Accretion of asset retirement obligation	12,911	12,232
Changes in assets and liabilities:
Interest receivable	3,633	2,279
Prepaid expenses and deposits	6,473	(48,885)
Accounts payable	229,088	(67,705)
Payroll and payroll taxes payable	26,989	(667)
Net cash used in operating activities	(1,830,848)	(2,644,512)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(760)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from term loan	1,355,000	—
Proceeds from sales of common stock	183,507	—
Cumulative preferred stock dividends	(126,948)	(105,780)
Net cash provided by (used in) financing activities	1,411,559	(105,780)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(419,289)	(2,751,052)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,203,048	3,862,462
CASH AND CASH EQUIVALENTS, END OF PERIOD	$783,759	$1,111,410
SUPPLEMENTAL INFORMATION:
Interest paid	$474	$—
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
Accrual of cumulative preferred stock dividends	$1,299	$52,890
Preferred shares converted to common shares	$3,526,000	$—

See accompanying notes to condensed consolidated financial statements.

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Nature of Operations:

Mines Management, Inc. (the Company) is an Idaho corporation incorporated in 1947.  The Company acquires, explores, and develops mineral properties in North America.  The Company’s principal mineral property interest, the Montanore Project, is held by its wholly owned subsidiaries, Newhi Inc. and Montanore Minerals Corp.  The Company’s properties, including the Montanore property, are currently in the exploration stage; none of its properties are currently in production.  The Company continues acquiring various permits for the Montanore Project and is determining its feasibility for development.  The Company’s business, operations and financial condition are subject to significant risks and uncertainties, including failing to secure additional funding to continue its business and execute its planned advanced evaluation and delineation drilling program at the Montanore Project.

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

The preparation of financial statements in accordance with U.S. GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company’s condensed consolidated financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions, which could have a material effect on the reported amounts of the Company’s consolidated financial position and results of operations. Operating results for the six month period ended June 30, 2016 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2016.

For further information, refer to the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

(a)   Going concern

The accompanying condensed consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern and do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. The Company is an exploration stage company and has incurred losses since the inception of its exploration stage.  The Company does not have a recurring source of revenue or sufficient cash to fund normal operations or meet its debt obligations without raising additional funds.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  On May 23, 2016, the Company entered into an agreement and plan of merger with Hecla Mining Company as further described in Note 6.  If the proposed merger is not completed, the Company will need to seek additional capital or consider other alternatives, which could include bankruptcy or the sale of some or all of its assets.

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

(e)   Net loss per share

Basic earnings or loss per share is computed on the basis of the weighted average number of shares outstanding during the period.  Diluted earnings or loss per share is calculated on the basis of the weighted average number of shares outstanding during the period plus the effect of potential dilutive shares during the period.  Potential dilutive shares include outstanding stock options and warrants.  For periods in which a net loss is reported, potential dilutive shares are excluded because they are antidilutive.  Therefore, basic loss per share is the same as diluted loss per share for the periods ended June 30, 2016 and 2015.

(f)    Recent Accounting Pronouncements

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which defines management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. This guidance is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter.  Adoption of this update is expected to affect only the presentation and disclosures of the Company’s consolidated financial statements.

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

NOTE 2 — CERTIFICATE OF DEPOSIT:

The Company has a certificate of deposit in the amount of $1,124,055 pledged as security for a Letter of Credit to the Montana Department of Environmental Quality as a reclamation guarantee for the Montanore expansion evaluation program.  This certificate matures on January 3, 2017, bears interest at the rate of 0.15% and renews automatically each year.  This certificate of deposit is included with reclamation deposits on the Condensed Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015.

NOTE 3 — AVAILABLE-FOR-SALE SECURITIES:

Available-for-sale securities are comprised of common stocks which have been valued using quoted market prices in active markets.  The following table summarizes the Company’s available-for-sale securities:

	June 30,	December 31,
	2016	2015
Cost	$11,165	$11,165
Unrealized Losses	(5,254)	(10,190)
Fair Market Value	$5,911	$975

NOTE 4 — FAIR VALUE MEASUREMENTS:

The following table summarizes the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2016, and the fair value calculation input hierarchy level determined to apply to each asset and liability category. Quoted market prices were used to determine the fair value of available-for-sale securities. The Company has no financial assets or liabilities that are measured at fair value on a nonrecurring basis.

			Input
	June 30,	December 31,	Hierarchy
	2016	2015	Level
Assets:
Available-for-sale securities	$5,911	$975	Level 1
Liabilities:
Asset retirement obligation	$541,161	$528,250	Level 3

The following table presents the fair value reconciliation of Level 3 liabilities measured at fair value during the six months ended June 30, 2016 and 2015:

	Asset Retirement Obligation
	2016	2015
Balance January 1	$528,250	$503,279
Accretion expense	6,416	6,046
Balance March 31	534,666	509,325
Accretion expense	6,495	6,186
Balance June 30	$541,161	$515,511

NOTE 5 — CONCENTRATION OF CREDIT RISK:

The Company maintains most of its cash and cash equivalents in one financial institution.  To date, the Company has not experienced a material loss or lack of access to its invested cash or cash equivalents; however, no assurance can be provided that access to the Company’s invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets. The total uninsured bank deposit balance on the Company’s bank statements was approximately $1,678,000 as of June 30, 2016.

NOTE 6 — MERGER AND TERM LOAN AGREEMENTS:

Merger Agreement:

On May 23, 2016, the Company entered into an agreement and plan of merger (“merger agreement”) with Hecla Mining Company (“Hecla”).  Pursuant to the merger agreement and subject to approval of the Company’s stockholders and the satisfaction of other conditions specified in the agreement, a subsidiary of Hecla (HL Idaho Corp.) would merge with and into the Company, with the Company continuing as the surviving corporation and as a direct wholly owned subsidiary of Hecla.  Each outstanding share of the Company’s common stock will be exchanged for 0.2218 shares of Hecla’s common stock per the terms of the merger agreement.  The merger agreement, as amended, may be terminated in certain circumstances prior to the closing, including by either party if the Company fails to obtain stockholder approval of the merger agreement or the merger is not consummated by the deadline.  The original merger agreement was amended on June 29, 2016 to clarify certain terms and provide additional information.  On July 29, 2016, the merger agreement was further amended to extend the deadline for consummating the merger agreement to September 30, 2016.

Term Loan Agreement:

On May 23, 2016, the Company and its subsidiaries entered into a term loan and security agreement with Hecla as lender (“the term loan agreement”).  The term loan agreement provides for a $2.3 million secured term loan which bears interest at a rate equal to the LIBOR rate plus five percent and, as amended, matures on the earlier of September 30, 2016 or the date the merger is completed.  The term loan becomes due and payable in full upon a change of control or event of default (as such terms are defined in the term loan agreement) or if the merger agreement is terminated for any reason other than a breach of the merger agreement by Hecla.   The term loan is secured, subject to certain permitted liens, by a security interest in substantially all of the Company’s assets, including the Montanore Project.  On July 29, 2016, the term loan agreement was amended to extend the maturity date from August 15, 2016 to the earlier of September 30, 2016 or the date the merger is completed.

NOTE 7 — STOCKHOLDERS’ EQUITY:

Preferred Shares:

During July 2014, the Company sold to one investor 4,000 units consisting of one share of the Company’s Series B convertible preferred stock, no par value, and a warrant to purchase the Company’s common stock, par value $0.001 per share, at a stated value of $1,000 per unit.  Each share of Series B convertible preferred stock was immediately convertible into shares of common stock at a conversion rate of approximately 1,271 shares of common stock for each share of Series B convertible preferred stock (equivalent to a conversion price of $0.7866 per share of common stock).  The conversion rate was subject to downward adjustment upon the Company issuing or selling shares of the Company’s common stock for a per share price less than the applicable conversion rate.  The offering yielded gross proceeds, before offering expenses, of $4.0 million (net proceeds of $3.5 million after deducting placement agent and investor fees and expenses and other offering expenses).  The preferred stock had no voting rights but entitled the holder to receive cumulative dividends at the rate of 6% per annum per share, payable quarterly.  The dividends were payable in either cash or common stock at the Company’s discretion.  As of June 30, 2016, 4000 shares of the Series B 6% convertible preferred stock had been converted into 5,085,176 shares of common stock and no shares of the Company's Series B convertible preferred stock were outstanding.

Warrants:  Each warrant is immediately exercisable and allows the holder to purchase approximately 636 shares of the Company’s common stock.  The warrants are not listed on a national securities exchange and do not have the rights or privileges of a holder of common stock, including any voting rights, until the holder exercises the warrant.  Upon the occurrence of a Fundamental Transaction, as defined in the warrant, the Company or its successor may be required to purchase the unexercised portion of the warrant from the warrant holder.  The following table sets forth the exercise price and expiration date of the outstanding common stock purchase warrants as of June 30, 2016.

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

NOTE 8 — STOCK OPTIONS:

For a description of the Company’s Equity Incentive Plans, refer to the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. A summary of the option activity under the Company’s Equity Incentive Plans as of June 30, 2016, and changes during the period then ended, is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining
	Number of	Exercise	Contractual	Aggregate
	Options	Price	Term	Intrinsic Value
Outstanding at January 1, 2016	5,107,000	$0.57
Exercised	(784,000)	$0.21
Forfeited or expired	(50,000)	$0.20
Outstanding at March 31, 2016	4,273,000	$0.63
Exercised	(1,470,879)	$0.39
Outstanding and exercisable at June 30, 2016	2,802,121	$0.76	2.61	$1,282,440

The fair value for each option award is estimated at the date of grant using the Black-Scholes option-pricing model. Volatility for the periods presented is based on the historical volatility of the Company’s common shares over the expected life of the option. The risk-free rate for periods within the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The Company does not foresee the payment of dividends in the near term. There were no options granted during the six month periods ended June 30, 2016 and 2015.

During the three months ended June 30, 2016, there were 1,470,879 stock options exercised with a weighted average exercise price of $0.39 and a total intrinsic value of $714,782. During the six months ended June 30, 2016, there were 2,254,879 stock options exercised with a weighted average exercise price of $0.33 and a total intrinsic value of $813,800. During the six months ended June 30, 2015 there were no stock options exercised.

A summary of the status of the Company’s nonvested options as of June 30, 2016 and changes during the period then ended is presented below:

		Weighted-Average
	Number of	Grant-Date
	Options	Fair Value
Nonvested at January 1, 2016	990,000	0.16
Vested	(990,000)	0.16
Nonvested at June 30, 2016	—	—

As of June 30, 2016, there was no unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Company’s Equity Incentive Plans.

Total compensation costs recognized for stock-based employee compensation awards was $0 and $37,376 for the three months ended June 30, 2016 and 2015, respectively. Total compensation costs recognized for stock-based employee compensation awards was $75,945 and $165,176 for the six months ended June 30, 2016 and 2015, respectively. These costs were included in general and administrative expenses and technical services on the Condensed Consolidated Statements of Operations. There were no costs recognized for stock-based compensation awards for services performed by outside parties for the three months ended June 30, 2016 and 2015. Total costs recognized for stock-based compensation awards for services performed by outside parties were $29,400 and $0 during the six months ended June 30, 2016 and 2015, respectively.  Cash received from options exercised under all share-based payment arrangements during the six months ended June 30, 2016 and 2015 was $183,507 and $0, respectively.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2015, as well as with the financial statements and related notes and the other information appearing elsewhere in this report.  As used in this report, unless the context otherwise indicates, references to “we,” “our,” the “Company,” “Mines Management” and “us” refer to Mines Management, Inc. and its subsidiaries collectively.

Mines Management, Inc. is an exploration stage company with a large silver-copper project, the Montanore Project, located in northwestern Montana. During 2016, the Company continued to seek financing or strategic alternatives, to pursue federal and state agency permitting approvals, and plan for the advanced exploration and delineation drilling program at the Montanore Project.

Overview

•

On May 23, 2016, the Company entered into an agreement and plan of merger (“merger agreement”) with Hecla Mining Company (“Hecla”).  Pursuant to the merger agreement and subject to approval of the Company’s stockholders and the satisfaction of other conditions specified in the agreement, a subsidiary of Hecla (HL Idaho Corp.) would merge with and into the Company, with the Company continuing as the surviving corporation and as a direct wholly owned subsidiary of Hecla.  Each outstanding share of the Company’s common stock will be exchanged for 0.2218 shares of Hecla’s common stock per the terms of the merger agreement.  The merger agreement, as amended, may be terminated in certain circumstances prior to the closing, including by either party if the Company fails to obtain stockholder approval of the merger agreement or the merger is not consummated by the deadline.  On July 29, 2016, the merger agreement was further amended to extend the deadline for consummating the merger agreement to September 30, 2016.

•

On May 23, 2016, the Company and its subsidiaries entered into a term loan and security agreement with Hecla as lender (“the term loan agreement”).  The term loan agreement provides for a $2.3 million secured term loan which bears interest at a rate equal to the LIBOR rate plus five percent and, as amended, matures on the earlier of September 30, 2016 or the date the merger is completed.  The term loan becomes due and payable in full upon a change of control or event of default (as such terms are defined in the term loan agreement) or if the merger agreement is terminated for any reason other than a breach of the merger agreement by Hecla.   The term loan is secured, subject to certain permitted liens, by a security interest in substantially all of the Company’s assets, including the Montanore Project.  On July 29, 2016, the term loan agreement was amended to extend the maturity date from August 15, 2016 to the earlier of September 30, 2016 or the date the merger is completed.

•

The Company’s cash reserves as of June 30, 2016, are insufficient to continue operations through the end of the third quarter of 2016. If the proposed merger with Hecla is not completed, the Company will need to seek additional capital or consider other alternatives, which could include bankruptcy or the sale of some or all of its assets.

•	As of June 30, 2016, all of the issued and outstanding shares of the Company's Series B 6% convertible preferred stock had been converted into 5,085,176 shares of common stock.

•

On July 1, 2015, the Company received a letter from NYSE MKT LLC (“NYSE MKT” or the “Exchange”) stating that it is not in compliance with the continued listing standards as set forth in Section 1003(a)(i-iv) of the NYSE MKT Company Guide (the “Company Guide”). In order to maintain its listing, the Company submitted a plan on August 3, 2015, in accordance with the Exchange’s requirement, which addressed how it intended to regain compliance with the financial impairment standards set forth in Section 1003(a)(iv) of the Company Guide by December 31, 2015 and the equity standards set forth in Section 1003(a)(i)-(iii) of the Company Guide by December 31, 2016.  During September 2015, the NYSE MKT accepted the Company’s compliance plan and granted the Company until September 30, 2015 to regain compliance with the financial impairment standards.  On October 21, 2015, the NYSE MKT notified the Company that the Company had made a reasonable demonstration of its ability to regain compliance with financial impairment standards by the end of the revised plan period of December 31, 2015.  In January 2016, the NYSE MKT granted the Company a further extension to regain compliance with financial impairment standards to March 31, 2016.  In April 2016, the NYSE MKT granted the Company an additional extension to June 30, 2016 because the Company had made a reasonable demonstration of its ability to regain compliance with Section 1003(a)(iv) of the NYSE MKT Company Guide by the end of the revised plan period.  Based on information provided by the Company through June 30, 2016 and the Company’s May 24, 2016  press release announcing a merger agreement with Hecla, the Exchange granted a revised plan period of no later than August 31, 2016.

Financial and Operating Results

The Company continues to expense all of its expenditures when incurred, with the exception of equipment and buildings which are capitalized.  The Company has no revenues from mining operations.  Financial results of operations include primarily general and administrative expenses, permitting and maintenance of the Montanore Project, and legal, accounting, and consulting expenses.

Quarter Ended June 30, 2016

The Company reported operating expenses of $1.2 million for the quarters ended June 30, 2016 and 2015.  The most significant differences in operating expenditures between those two quarters include: (i) a $0.1 million decrease in general and administrative expenses primarily due to the lack of stock compensation and the lack of expenditures for an annual meeting  and directors compensation during 2016, (ii) a decrease of $0.2 million in technical expenses in 2016 primarily due to the completion of the final environmental impact statement on the Montanore Project (“FEIS”) and issuance of the federal and state records of decision, which resulted in reduced fees paid to the contractors working on obtaining and maintaining project approvals and permits as well as a reduction in the baseline studies associated with the Environmental Impact Study, and (iii) a $0.3 million increase in legal, accounting and consulting fees primarily associated with the agreement and plan of merger with Hecla.

Six Months Ended June 30, 2016

The Company reported operating expenses of $2.2 million for the six months ended June 30, 2016 compared to $2.8 million for the six months ended June 30, 2015.  The most significant differences in operating expenditures between those two quarters include: (i) a $0.2 million decrease in general and administrative expenses primarily due to the lack of stock compensation during 2016 (compared to $0.1 million during 2015) and the lack of expenditures for an annual meeting  and director compensation during 2016 (compared to $0.1 million during 2015), (ii) a decrease of $0.3 million in technical expenses in 2016 primarily due to the completion of the FEIS and issuance of the records of decision, which resulted in reduced fees paid to the contractors working on obtaining and maintaining project approvals and permits as well as a reduction in the baseline studies associated with the Environmental Impact Study, and (iii) a $0.1 million increase in legal, accounting and consulting fees primarily associated with expenditures related to the agreement and plan of  merger with Hecla.

Liquidity

During the six months ended June 30, 2016, the net cash used in operating activities was approximately $1.8 million, which was $0.8 million less than the net cash used in operating activities during the same period in the prior year.  Net cash provided by financing activities during 2016 included approximately $1.3 million provided by the term loan agreement entered into with Hecla and $0.2 million in proceeds from stock options exercised, offset by $0.1 million cumulative preferred stock dividends paid.  During 2015, net cash utilized by financing activities included $0.1 cumulative preferred stock dividends paid.  The Company’s cash and cash equivalents decreased from $1.2 million at December 31, 2015 to approximately $0.8 million at June 30, 2016.

The Company does not currently have enough cash on hand to fund ongoing operating expenses through the end of the third quarter of 2016. The Company expects to fund its operating expenses during this period, prior to completion of the merger with Hecla, by borrowing the remaining funds available from Hecla pursuant to the $2.3 million term loan described above. The Company does not have a recurring source of revenue or sufficient cash to fund normal operations or meet its debt obligations without raising additional funds.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  On May 23, 2016, the Company entered into an agreement and plan of merger with Hecla.  If the proposed merger is not completed, the Company will need to seek additional capital or consider other alternatives, which could include bankruptcy or the sale of some or all of its assets.

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

ITEM 4.CONTROLS AND PROCEDURES

Our management, with the participation of the Company’s Chief Executive Officer and the Company’s Controller and Principal Financial Officer, has evaluated the Company’s disclosure controls and procedures as of June 30, 2016.  Based upon this evaluation, the Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures are appropriately designed and were effective as of June 30, 2016 to give reasonable assurances that the information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is also accumulated and communicated to the Company’s management, including its Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2016 that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

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

On May 27, 2016, the Company, through its wholly-owned subsidiary Montanore Minerals Corporation, filed motions to intervene in three cases pending in the United States District Court for the District of Montana, Missoula Division captioned (i) Save Our Cabinets et al. v. United States Fish and Wildlife Service et al., Cause No. CV-15-69-M-DWM, (ii) Libby Placer Mining Company v. United States Forest Service et al., Cause No. CV-16-53-M-DWM, and (iii) Save Our Cabinets et al. v. United States Department of Agriculture, Cause No. CV-16-56-M-DWM. Each of the actions involve claims challenging the permitting of the Montanore Project. The motions to intervene were granted in early June 2016.

Litigation related to the Merger

Since the announcement of the merger, the Company, members of the Company’s board of directors, Merger Sub and Hecla were named as defendants in three putative stockholder class actions, brought by purported stockholders of the Company, challenging the proposed merger. Two of the lawsuits were filed in the Superior Court in Spokane County, Washington, and are captioned O’Rourke v. Dobbs, et al., No.16202116-1 (Spokane Cnty, Wash. June 6, 2016) and Schubert v. Dobbs, et al., No. 16202667-7 (Spokane Cnty, Wash. July 14, 2016) (together, the “state lawsuits”). The other lawsuit was filed in the United States District Court for the Eastern District of Washington, and is captioned Assad v. Mines Management, Inc., et al., No. 16-cv-00256-SMJ (E.D. Wash. July 12, 2016) (the “federal lawsuit”).

The plaintiffs in the state lawsuits generally claim that (i) the members of the Company’s board of directors breached their fiduciary duties to the Company’s stockholders by authorizing the merger with Hecla for what the plaintiff asserts is inadequate consideration and pursuant to an inadequate process and with inadequate disclosures and (ii) Hecla and Merger Sub aided and abetted the other defendants’ alleged breach of duties. The plaintiffs seek, among other things, to enjoin the merger, rescind the transaction or obtain rescissory damages if the merger is consummated, obtain other unspecified damages and recover attorneys’ fees and costs.

The plaintiff in the federal lawsuit generally claims that (i) the Company and the members of the  Company’s board of directors issued a proxy statement containing false and misleading statements and (ii) the members of the Company’s board of directors, Hecla and Merger Sub are liable as controlling persons of the Company. The plaintiff seeks, among other things, to enjoin the merger, rescind the transaction or obtain rescissory damages if the merger is consummated, require the members of the Company’s board of directors to disseminate a proxy statement that does not contain any untrue statements of material fact and that states all material facts required or necessary to make the statements contained therein not misleading, obtain other unspecified damages and recover attorneys’ fees and costs. Although it is not possible to predict the outcome of litigation matters with certainty, each of the Company, its directors, Hecla and Merger Sub believe that each of the lawsuits are without merit, and the parties intend to vigorously defend against all claims asserted.

ITEM 1A.RISK FACTORS

In addition to the risk factors set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, investors should consider carefully the following risk factors.

Risk Factors Relating to the Merger

The merger may not be completed on the terms or timeline currently contemplated or at all. Failure to complete the merger could negatively impact the stock prices and the future business and financial results of Mines Management.

The completion of the transactions contemplated by the merger agreement is subject to certain conditions, including (1) approval and adoption by Mines Management stockholders, (2) the effectiveness of certain filings with the SEC, (3) the absence of certain legal impediments and (4) other customary closing conditions. Mines Management cannot assure you that the merger will be consummated on the terms or timeline currently contemplated, or at all. Mines Management has expended and will continue to expend a significant amount of time and resources on the merger, and a failure to consummate the merger as currently contemplated, or at all, could have a material adverse effect on Mines Management’s businesses and results of operations.

If the merger is not completed, the ongoing businesses of Mines Management may be adversely affected and Mines Management will be subject to several risks, including the following:

•	Mines Management being required, under certain circumstances, to pay Hecla a termination fee of $1,000,000 plus certain of Hecla’s expenses in an amount not to exceed $200,000;

•

having to pay substantial other costs and expenses relating to the proposed transaction, such as legal, accounting, financial advisor, filing, printing and mailing fees and integration costs that have already been incurred and will continue to be incurred until closing;

•

under the merger agreement, Mines Management being subject to certain restrictions on the conduct of its business, which may adversely affect its ability to execute certain business strategies in the future if the merger is not completed;

•

under the term loan agreement, the amounts loaned to Mines Management are secured by the Montanore Project, and the associated promissory note could mature as early as September 30, 2016. Therefore, if the merger does not close, Mines Management faces the prospects of quickly needing to repay amounts due under the term loan agreement—currently $1.4 million—or remedial actions, which could include bankruptcy or foreclosure;

•	the focus of management of each of the companies on the merger instead of on pursuing other opportunities that could be beneficial to the companies;

•	the market price of Mines Management common stock could decline to the extent that the current market price reflects a market assumption that the merger will be completed; and

•

if the merger agreement is terminated and Mines Management’s board of directors seeks an alternative strategic transaction, stockholders of Mines Management cannot be certain that Mines Management will be able to find a party willing to enter into a strategic transaction on terms equivalent to or more attractive than the terms that Hecla has agreed to in the merger agreement;

in each case, without realizing any of the anticipated benefits of having the merger completed. In addition, if the merger is not completed, Mines Management may experience negative reactions from the financial markets and from its employees and other stakeholders. Mines Management could also be subject to litigation related to any failure to complete the merger or to perform its obligations under the merger agreement. If the merger is not completed, Mines Management cannot assure its stockholders that these risks will not materialize and will not materially affect the business, financial results and stock prices of Mines Management.

The fairness opinion rendered to Mines Management’s board of directors by Canaccord Genuity Corp. (“CG”) was based on CG’s financial analysis and considered factors such as market and other conditions then in effect, and other information made available to CG, as of the date of the opinion. As a result, the opinion does not reflect changes in events or circumstances after the date of such opinion. Mines Management’s board of directors has not obtained, and does not expect to obtain, an updated fairness opinion from CG reflecting changes in circumstances that may have occurred since the signing of the merger agreement.

The fairness opinion rendered to Mines Management’s board of directors by CG was provided in connection with, and at the time of, the evaluation of the merger and the merger agreement by Mines Management’s board of directors. The opinion was based on the financial analyses performed, which considered market and other conditions then in effect, and other information made available to CG, as of the date of the opinion, which may have changed, or may change, after the date of the opinion. Mines Management’s board of directors has not obtained an updated opinion and does not expect to obtain an updated opinion prior to completion of the merger. Changes in the operations and prospects of Hecla or Mines Management, general market and economic conditions and other factors that may be beyond the control of Hecla or Mines Management, and on which the fairness opinion was based, may have altered the value of Hecla or Mines Management or the prices of Hecla common stock or Mines Management common stock since the date of such opinion, or may alter such values and prices by the time the merger is completed. The opinion does not speak as of any date other than the date of the opinion.

The exchange ratio is fixed and will not be adjusted in the event of any change in either Hecla’s or Mines Management’s stock price.

Upon the closing of the merger, each share of Mines Management common stock (other than shares owned by Mines Management, Hecla or Merger Sub, which will be cancelled) will be converted into the right to receive 0.2218 of a share of Hecla common stock, with cash paid in lieu of fractional shares. This exchange ratio was fixed in the merger agreement and will not be adjusted for changes in the market price of either Hecla common stock or Mines Management common stock. Changes in the price of Hecla common stock prior to the effective time of the merger will affect the value of Hecla stock that Mines Management stockholders will receive in the merger. Stock price changes may result from a variety of factors (many of which are beyond the control of Hecla or Mines Management), including, without limitation, the following:

•	changes in Hecla’s or Mines Management’s businesses, operations, performance and prospects;

•	changes in market assessments of the business, operations and prospects of Hecla or Mines Management;

•	investor behavior and strategies, including market assessments of the likelihood that the merger will be completed;

•	interest rates, metals prices, general market and economic conditions and other factors generally affecting the price of Hecla’s and Mines Management’s common stock; and

•	federal, state and local legislation, governmental regulation and legal developments in the businesses in which Hecla and Mines Management operate.

The price of Hecla common stock at the closing of the merger may vary from its price on the date the merger agreement was executed and on the date of the special meeting of Mines Management. As a result, the market value represented by the exchange ratio will also vary.

Any delay in completing the merger may reduce or eliminate the expected benefits from the merger.

In addition to the required Mines Management stockholder approval and adoption, the merger is subject to a number of other conditions beyond Mines Management’s control that may prevent, delay or otherwise materially adversely affect its completion. Mines Management cannot predict whether and when these other conditions will be satisfied. Furthermore, obtaining the required approval and adoption could delay the completion of the merger for a significant period of time or prevent it from occurring.

The merger agreement contains provisions that could discourage a potential competing acquiror of Mines Management or could result in any competing proposal being at a lower price than it might otherwise be.

The merger agreement contains “no shop” provisions that, subject to limited exceptions, restrict Mines Management’s ability to solicit, initiate or knowingly facilitate or encourage competing third-party proposals to acquire all or a significant part of Mines Management. In addition, Hecla generally has an opportunity to offer to modify the terms of the merger and the merger agreement in response to any competing acquisition proposals that may be made before Mines Management’s board of directors may withhold or withdraw (or modify in a manner adverse to Hecla) its recommendation. In some circumstances, upon termination of the merger agreement, Mines Management may be required to pay a termination fee to Hecla and/or reimburse Hecla for certain expenses.

These provisions could discourage a potential competing acquiror that might have an interest in acquiring all or a significant part of Mines Management from considering or proposing such an acquisition, even if it were prepared to offer greater value than provided for under the merger agreement, or might result in a potential competing acquiror proposing to pay a lower price than it might otherwise have proposed to pay because of the added expense of the termination fee and/or reimbursement of certain expenses that may become payable in certain circumstances, which would represent an additional cost for a potential third party seeking a business combination with Mines Management.

The merger will involve substantial costs.

Mines Management has incurred and expects to continue to incur substantial costs and expenses relating directly to the transaction, including fees and expenses payable to legal, accounting and financial advisors and other professional fees relating to the transaction, insurance premium costs, fees and costs relating to regulatory filings and notices, SEC filing fees, printing and mailing costs and other transaction-related costs, fees and expenses.

Mines Management’s officers and directors have interests in the transactions that may be different from, or in addition to, the interests of Mines Management’s stockholders generally.

Officers of Mines Management negotiated, with oversight and input provided by its boards of directors, the terms of the merger agreement.  Mines Management’s board of directors approved and adopted the merger agreement and determined that the merger agreement and the transactions contemplated thereby are advisable and in the best interests of Mines Management and its stockholders. However, Mines Management’s officers and directors may have interests in the transactions that may be different from, or in addition to, the interests of Mines Management’s stockholders.

Mines Management stockholders will not be entitled to appraisal rights in the merger.

Appraisal rights are statutory rights that, if applicable, enable stockholders, in connection with certain mergers, to demand that the corporation pay the fair value for their shares as determined by a court in a judicial proceeding instead of receiving the consideration offered to stockholders in the merger. Under Idaho law, stockholders do not have appraisal rights if, among other circumstances, the shares of stock they hold at the record date are listed on the NYSE or the NYSE MKT.

Because Mines Management common stock is listed on the NYSE MKT, Mines Management stockholders will not be entitled to appraisal rights under Idaho law in the merger with respect to their shares of Mines Management common stock.

In connection with the announcement of the merger agreement, putative class action lawsuits have been filed and are pending as of the date hereof, seeking, among other things, to enjoin the merger, and an adverse ruling in any of these lawsuits may prevent the merger from being effective or from becoming effective within the expected time frame.

While Mines Management’s directors and management team believes that the allegations in the complaints are without merit and intend to defend vigorously against these allegations, Mines Management cannot assure you as to the outcome of these, or any similar future lawsuits, or the amount of the costs associated with defending these claims or any other liabilities that may be incurred in connection with the litigation or settlement of these claims. If any plaintiffs are successful in obtaining an injunction with respect to the merger, such an injunction may prevent the completion of the merger on the agreed upon terms, in the expected time frame or altogether. Whether the plaintiffs’ claims are successful, this type of litigation is often expensive and diverts management’s attention and resources, which could adversely affect the operation of the businesses of Mines Management.

Risk Factors Relating to Mines Management

If the merger is not completed, Mines Management will require additional external financing to fund its continuing business activities in the future, and the terms of any such financing, if obtained, may have negative effects on Mines Management’s flexibility and future transactions.

Mines Management is an exploration stage mining company and currently does not have sufficient capital to continue its business activities as planned through 2016 or to fund the activities needed to establish the economic feasibility of the Montanore Project. Mines Management had approximately $0.8 million in cash and cash equivalents as of June 30, 2016, which is insufficient to fund its business and operations through 2016. Mines Management anticipates that its expenses in 2016 would total approximately $1.0 million for regulatory and environmental monitoring activities and $1.5 million of general and administrative expenses, assuming that Mines Management were able to obtain sufficient capital to continue operations. Mines Management estimates that, following the completion of environmental mitigation activities, the costs of completing the exploratory drilling program at the Montanore Project will be approximately $20.0 to $25.0 million, plus general and administrative expenses during the period in which the drilling program is being conducted. Uncertainties surrounding the exploratory drilling program and the permitting process could require the drilling program to take longer and cause costs to increase. Mines Management’s cash on hand is not sufficient to continue its business through 2016 or to commence the exploratory drilling program and a bankable feasibility study, and external financing will be required.

If the merger is not completed, Mines Management plans to continue its efforts to secure external financing but it presently does not have agreements from any source under which such financing will be received, and its recent efforts to obtain financing on acceptable terms or at all, other than from Hecla in connection with the merger, have been unsuccessful. There can be no assurance that Mines Management will be successful in obtaining external financing or entering into a sale of Mines Management, a sale or joint venture of the Montanore Project, or other type of transaction that will permit it to repay amounts due to Hecla under the term loan agreement or continue its business, or that the terms of any such financing or transaction would not make future financings or transactions more difficult or otherwise limit Mines Management’s flexibility or opportunities in the future. There can be no assurance that any financing obtained will not be highly dilutive to existing stockholders. In addition, it is uncertain that the amount of any financing that might be obtained would enable Mines Management to repay amounts due to Hecla under the term loan agreement or continue its business and operations for more than a few months. If no additional funding can be secured, Mines Management may not be able to remain in business or to complete a transaction with respect to the Montanore Project or any other transaction. Finally, the amounts owed to Hecla under the term loan agreement —currently $1.4 million—are secured by the Montanore Project, and if Mines Management is unable to repay Hecla, it could face the prospects of losing title to Montanore through foreclosure or other similar remedial measures.

If Mines Management is unable to comply with the NYSE MKT continued listing requirements, its common stock could be delisted from the NYSE MKT equities market. Delisting could negatively affect its stock price and investors’ ability to make transactions in its securities.

On July 1, 2015, Mines Management received a letter from NYSE MKT stating that Mines Management was not in compliance with the continued listing standards as set forth in Section 1003(a)(i-iv) of the NYSE MKT Company Guide (the “Company Guide”). In order to maintain its listing, Mines Management submitted a plan on August 3, 2015, in accordance with the NYSE MKT’s requirement, which addresses how it intends to regain compliance with the financial impairment standards set forth in Section 1003(a)(iv) of the Company Guide by December 31, 2015 and the equity standards set forth in Section 1003(a)(i)-(iii) of the Company Guide by December 31, 2016. During September 2015, the NYSE MKT accepted the Company’s compliance plan and granted Mines Management until September 30, 2015 to regain compliance with the financial impairment standards. On October 21, 2015, the NYSE MKT notified Mines Management that Mines Management had made a reasonable demonstration of its ability to regain compliance with financial impairment standards by the end of the revised plan period of December 31, 2015. In January 2016, the NYSE MKT granted Mines Management a further extension to regain compliance with financial impairment standards to March 31, 2016. In April 2016, the NYSE MKT granted Mines Management an additional extension to June 30, 2016 because Mines Management had made a reasonable demonstration of its ability to regain compliance with Section 1003(a)(iv) of the NYSE MKT Company Guide by the end of the revised plan period and, in July 2016, the NYSE MKT granted an additional extension to August 31, 2016. If the merger is not completed, it is uncertain that Mines Management will be able to obtain sufficient external financing to continue its business and operations for more than a few months, which would be unlikely to satisfy the NYSE MKT financial impairment listing requirements.

There can be no assurance that Mines Management common stock will remain listed on the NYSE MKT. If Mines Management is delisted from the NYSE MKT, Mines Management anticipates that its common stock will trade over the counter. If Mines Management common stock is delisted from the NYSE MKT, its stockholders may face material adverse consequences, including, but not limited to, a decrease in the price of its common stock and reduced liquidity in the trading market for its common stock. Some stockholders may sell their shares, and Mines Management’s ability to issue additional securities or obtain additional financing in the future may be negatively affected. Mines Management would no longer be able to use a short form Form S-3 registration statement (i) for a primary offering, if Mines Management public float is not at least $75.0 million as of a date within 60 days prior to the date of filing the Form S-3, or a re-evaluation date, whichever is later, and (ii) to register the resale of its securities by persons other than Mines Management. If Mines Management were unable to utilize a Form S-3 registration statement for primary and secondary offerings of Mines Management common stock, Mines Management would be required to file a Form S-1 registration statement, which, due to regulatory review periods, could delay Mines Management’s ability to raise funds in the future, may limit the type of offerings of common stock Mines Management could undertake and could increase the expenses of any offering.

If Mines Management common stock were delisted and determined to be a “penny stock,” a broker-dealer may find it more difficult to trade Mines Management common stock and an investor may find it more difficult to acquire or dispose of Mines Management common stock in the secondary market.

If Mines Management common stock were removed from listing with the NYSE MKT, it may be subject to the so-called “penny stock” rules. The SEC has adopted regulations that define a penny stock to be any equity security that has a market price per share of less than $5.00, subject to certain exceptions, such as any securities listed on a national securities exchange. For any transaction involving a penny stock, unless exempt, the rules impose additional sales practice requirements on broker-dealers, subject to certain exceptions. If Mines Management common stock were delisted and determined to be a penny stock, a broker-dealer may find it more difficult to trade Mines Management common stock, and an investor may find it more difficult to acquire or dispose of Mines Management common stock on the secondary market.

Mines Management has no proven or probable reserves.

Mines Management is currently in the exploration stage and has no proven or probable reserves, as those terms are defined by the SEC, on any of Mines Management’s properties, including the Montanore Project. The mineralized material identified to date in respect of the Montanore Project has not demonstrated economic viability and Mines Management cannot provide any assurance that mineral reserves with economic viability will be identified on that property.

In order to demonstrate the existence of proven or probable reserves under SEC guidelines, it would be necessary for Mines Management to advance the exploration of the Montanore Project by significant additional delineation drilling to demonstrate the existence of sufficient mineralized material with satisfactory continuity. If successful, the results of this drilling program would provide the basis for a feasibility study demonstrating with reasonable certainty that the mineralized material can be economically extracted and produced. Mines Management does not currently have sufficient data to support a feasibility study of the Montanore Project, and in order to perform the drilling to support such a feasibility study, Mines Management must first obtain external financing and complete environmental mitigation activities to continue its exploration efforts. It is possible that, even if Mines Management obtains sufficient geologic data to support a feasibility study on the Montanore Project, the data will lead it to conclude that none of the identified mineral deposits can be economically and legally extracted or produced. If Mines Management cannot adequately confirm or discover any mineral reserves of precious metals at the Montanore Project, it may not be able to generate any revenues.

Even if Mines Management discovers mineral reserves at the Montanore Project in the future that can be economically developed, the initial capital costs associated with development and production of any reserves found is such that Mines Management might not be profitable for a significant time after the initiation of any development or production. The commercial viability of a mineral deposit once discovered is dependent on a number of factors beyond Mines Management’s control, including particular attributes of the deposit such as size, grade and proximity to infrastructure, as well as metal prices. In addition, development of a project as significant as the Montanore Project will likely require significant debt financing, the terms of which could contribute to a delay of profitability.

Even if Mines Management’s exploration efforts at the Montanore Project are successful, Mines Management may not be able to raise the funds necessary to develop the Montanore Project.

If Mines Management’s exploration efforts at the Montanore Project are successful, a Preliminary Economic Assessment completed in November 2010 indicated that it would cost approximately $550.0 million in additional financing to develop and construct the Montanore Project. If and when an updated assessment is completed, this amount could increase significantly. Sources of external financing could include bank debt financing, smelter offtake financings, equity financing or the sale of all or a portion of the Montanore Project. Even if a bankable feasibility study is completed, commodity prices, the then-current state of financial markets or other factors may render financing for the development of the Montanore Project difficult or impossible. Financing has become significantly more difficult to obtain in the current market environment. There can be no assurance that Mines Management will commence production at the Montanore Project or generate sufficient revenues to meet its obligations as they become due or obtain necessary financing on acceptable terms, if at all, and Mines Management may not be able to secure the financing necessary to begin or sustain production at the Montanore Project. If Mines Management cannot adequately finance its exploration of the Montanore property and its subsequent development, Mines Management will not be able to generate any revenues. In addition, should Mines Management incur significant losses in future periods, it may be unable to continue as a going concern, and realization of assets and settlement of liabilities in other than the normal course of business may be at amounts significantly different than those included in Mines Management’s periodic reports.

Additional permits will be required and may be delayed during advancement of the Montanore Project.

In the ordinary course of business, mining companies are required to seek governmental permits for expansion of existing operations or for the commencement of new operations. Although the final RODs were issued on February 12, 2016, additional permits will be required for advancement of the Montanore Project. Obtaining these permits has been and continues to be a complex and time consuming process involving numerous jurisdictions and often involves additional work and studies, public hearings, litigation and other costly undertakings. Mines Management has been engaged in renewing or pursuing permits since early 2005. Obtaining required permits for the Montanore Project has been and may continue to be more difficult due to its location within the Cabinet Wilderness Area and its proximity to a core habitat of certain protected species, including the grizzly bear and bull trout. In addition, Hecla is seeking to permit its Rock Creek mining project near the Montanore Project, and the impact of that operation on the environment and on wildlife in the area was taken into consideration in Mines Management’s permitting determinations and has lengthened its permitting process and made those determinations more difficult. Private political groups have been active in opposing permitting of projects in and near the Cabinet Wilderness Area and have taken and may in the future take actions to oppose or delay the Montanore Project. For example, Save Our Cabinets, Earthworks and Defenders of Wildlife filed a complaint in the United States District Court for the District of Montana against the U.S. Fish and Wildlife Service (“USFWS”) challenging the issuance of the Montanore biological opinion. Two other lawsuits challenging the permitting of the Montanore Project have since been filed.

Mining projects require the evaluation of environmental impacts for air, water, vegetation, wildlife, cultural, historical, geological, geotechnical, geochemical, soil and socioeconomic conditions. Permits are required for, among other things, storm-water discharge, air quality, wetland disturbance, dam safety (for water storage and/or tailing storage), septic and sewage and water rights appropriation, and compliance must be demonstrated with the Endangered Species Act and the National Historical Preservation Act. Permitting costs through June 30, 2016 have totaled approximately $47.1 million, and it is possible that the costs and delays associated with compliance with such standards and regulations could become such that Mines Management would be unable to raise sufficient funds to proceed with the further exploration, development or operation of a mine at the Montanore Project.

Mines Management has a history of losses and expects losses to continue.

As an exploration stage company that has no production history, Mines Management has incurred losses since its inception, and it expects to continue to incur additional losses for the foreseeable future. For the fiscal years ended December 31, 2015 and 2014, Mines Management incurred losses of $2.8 million and $6.5 million, respectively. As of June 30, 2016, Mines Management had an accumulated deficit of $92 million. There can be no assurance that Mines Management will achieve or sustain profitability in the future.

The title to some of Mines Management’s properties may be uncertain or defective.

Although the Montanore deposit is held by patented mining claims, a significant portion of Mines Management’s United States mineral and surface use rights consist of “unpatented” mining and millsite claims created and maintained in accordance with the General Mining Law. Unpatented mining and millsite claims are unique U.S. property interests and are generally considered to be subject to greater title risk than other real property interests because the validity of unpatented mining and millsite claims is often uncertain. This uncertainty arises, in part, out of the complex federal and state laws and regulations that supplement the General Mining Law. Also, unpatented mining and millsite claims and related rights, including rights to use the surface, are subject to possible challenges by third parties or contests by the federal government. The validity of an unpatented mining or millsite claim, in terms of both its location and its maintenance, is dependent on strict compliance with a complex body of federal and state statutory and decisional law. In addition, there are few public records that definitively control the issues of validity and ownership of unpatented mining and millsite claims. Mines Management has not filed a patent application for any of its unpatented mining and millsite claims that are located on federal public lands in the United States and, under current law and possible future legislation to change the General Mining Law, patents may not be available. Mines Management has obtained a title opinion on some of the patented mining claims covering the Montanore deposit, but not on all of its patented mining claims. Mines Management has not obtained title opinions on any of its unpatented mining or millsite claims.

Mines Management’s ability to conduct exploration, development, mining and related activities may also be impacted by administrative actions taken by federal agencies. With respect to unpatented millsites, for example, the ability to use millsites and their validity has been subject to greater uncertainty since 1997. In November of 1997, the Secretary of the Interior approved a Solicitor’s Opinion which concluded that the General Mining Law imposed a limitation that only a single five-acre millsite may be claimed or used in connection with each associated and valid unpatented or patented lode mining claim. Subsequently, however, on October 7, 2003, the new Secretary of the Interior approved an Opinion by the Deputy Solicitor which concluded that the mining laws do not impose a limitation that only a single five-acre millsite may be claimed in connection with each associated unpatented or patented lode mining claim. Current federal regulations do not include the millsite limitation. There can be no assurance, however, that the Department of the Interior will not seek to re-impose the millsite limitation at some point in the future.

Other actions have been periodically brought, including one action that is currently ongoing, against the Department of the Interior, the Department of Agriculture, the Bureau of Land Management (BLM), and the U.S. Forest Service (USFS), seeking to impose the five-acre millsite limitation, as well as to require mining claimants to pay fair market value for their use of the surface of federal lands where those claimants have not demonstrated the validity of their unpatented mining claims and millsites. To date, such actions have not been successful, but there can be no assurances they or other actions will not be in the future.

In recent years, the U.S. Congress has considered a number of proposed amendments to the General Mining Law, as well as legislation that would make comprehensive changes to the law. Although no such legislation has been adopted to date, there can be no assurance that such legislation will not be adopted in the future. If adopted, such legislation, if it included concepts that have been part of previous legislative proposals, could, among other things, (i) adopt the millsite limitation discussed above, (ii) impose time limits on the effectiveness of plans of operation that may not coincide with mine life, (iii) impose more stringent environmental compliance and reclamation requirements, (iv) establish a mechanism that would allow states, localities and Native American tribes to petition for the withdrawal of identified tracts of federal land from the operation of the General Mining Law, (v) allow for administrative determinations that mining would not be allowed in situations where undue degradation of the federal lands in question could not be prevented and (vi) impose royalties on silver and copper production or fees on tons of material moved from unpatented mining claims located on federal lands or impose fees on production or tons of material moved from patented mining claims. If adopted, such legislation could have an adverse impact on earnings from Mines Management’s operations, could reduce estimates of any reserves Mines Management may establish and could curtail its future exploration and development activity on federal lands or patented claims.

While Mines Management does not believe that title to any of its properties is defective, title to mining properties is subject to potential claims by third parties claiming an interest in them. For example, in September 2007, Mines Management filed a declaratory judgment action captioned Mines Management, Inc., Newhi, Inc. and Montanore Minerals Corp. v. Tracie Fus et al., Cause No. DV 07-248 in Montana Nineteenth Judicial District Court, Lincoln County. In this action, Mines Management sought a court judgment against certain of the defendants that the unpatented mining claims of such defendants allegedly located above portions of Mines Management’s adit and overlapping certain of its patented and unpatented mining claims, millsites and tunnel sites are invalid. The defendants then asserted trespass claims against Mines Management relating to Mines Management’s use of certain of its mining claims, millsites and the adit. The parties participated in a mediation in 2009, which resulted in a settlement with seven of the ten defendants. In mid-March 2013 the court issued an order (i) enforcing the settlement with seven of the ten defendants, (ii) enjoining Mines Management from trespassing on certain mining claims owned by one of the defendants and (iii) finding that the mining claim of another defendant is valid and superior to certain of Mines Management’s claims. The claims with respect to which Mines Management was enjoined from trespass do not overlap the adit. The mining claim that the court determined was valid and superior to certain of Mines Management’s claims overlaps portions of the adit and portions of certain of its patented claims and unpatented mill sites and tunnel sites. Mines Management appealed to the Montana Supreme Court with respect to certain portions of the order. The Montana Supreme Court ruled in favor of Mines Management, remanding the case to the district court with instructions to vacate the injunction and to conduct further proceedings. Mines Management does not believe that this order, if re-entered by the district court, would affect its ability to use the adit or to conduct exploration and development operations as currently planned once Mines Management has obtained the required permits.

Mines Management is obligated by a right of first refusal agreement relating to its future silver production that may affect the willingness of third parties to enter into silver purchase agreements with it.

In November 2007, Mines Management entered into a right of first refusal agreement with a significant stockholder that granted to that stockholder a 20-year right of first proposal and a right to match third-party proposals to purchase a silver stream, i.e., all or any portion of silver mined, produced or recovered by Mines Management in the State of Montana. The right does not apply to trade sales and spot sales in the ordinary course of business or forward sales. The existence of this agreement may make other potential buyers less likely to negotiate with Mines Management to purchase silver Mines Management produces since they would be subject to this right of first refusal.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.MINE SAFETY DISCLOSURES

None.

ITEM 5.OTHER INFORMATION

None.

ITEM 6.EXHIBITS

Exhibit No.	Title of Exhibit

2.1	Agreement and Plan of Merger, dated as of May 23, 2016, between Mines Management, Inc., Hecla Mining Company, and HL Idaho Corp. (1)
3.1	Second Amendment to Bylaws of Mines Management, Inc. (1)
10.1

Term Loan and Security Agreement, dated as of May 23, 2016, between Mines Management, Inc., Montanore Minerals Corp., Montmin Resources Corp., Montanore Minerals Wisconsin Corp., Newhi, Inc., and Hecla Mining Company (1)

10.2	First Amendment to Amended and Restated Employment Agreement, dated as of May 23, 2016, between Mines Management, Inc. and Glenn Dobbs (1)
10.3	First Amendment to Amended and Restated Employment Agreement, dated as of May 23, 2016, between Mines Management, Inc. and Douglas Dobbs (1)
10.4	First Amendment to Employment Agreement, dated as of May 23, 2016, between Mines Management, Inc. and Nicole Altenburg (1)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Controller and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C., 1350 (Section 906 of the Sarbanes-Oxley Act) (furnished herewith)
32.2	Certification of Controller and Principal Financial Officer pursuant to 18 U.S.C., 1350 (Section 906 of the Sarbanes-Oxley Act) (furnished herewith)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

(1)	Incorporated by reference to Form 8-K filed on May 27, 2016.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MINES MANAGEMENT, INC.

Date: August 15, 2016	By:	/s/ Glenn M. Dobbs
Glenn M. Dobbs
Chief Executive Officer

Date: August 15, 2016	By:	/s/ Nicole Altenburg
Nicole Altenburg
Principal Financial Officer